Form 10-Q
period 1999-06-30
BILLSERV COM INC
filed 1999-08-11
CIK 1088034

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             GENERAL FORM REGISTRATION OF SECURITIES PURSUANT TO
              SECTION 12(b) OR (g) OF THE SECURITIES ACT OF 1934

      For the quarter ended JUNE 30, 1999        Commission file No. 30152

                               billserv.com, Inc.
               (Exact name of issuer as specified in its charter)


                Nevada                                98-0190072
      (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)


             Lori Turner                              Marshall Millard
Vice President and Chief Financial Officer    Vice President and General Counsel


                         14607 San Pedro Ave., Suite 100
                            San Antonio, Texas 78232
                                 (210) 402-5000
        (Address,including zip code, and telephone number, including area code of issuer's principal executive offices)


                          Nevada Agency & Trust Company
                        50 West Liberty Street, Suite 880
                               Reno, Nevada 89501
                                 (702) 322-0626
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes    [ ] No


                10,976,428 shares of $.001 per value common stock
                        outstanding as of June 30, 1999


================================================================================
                               billserv.com, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                      INDEX


Part I - Financial Information                                           PAGE
                                                                       -------
         Item 1. Financial Statements

                 Consolidated Balance Sheets                               3

                 Consolidated Statements of Operations                     4

                 Consolidated Statement of Changes in Shareholder's
                   Equity (Deficit)                                        5

                 Consolidated Statements of Cash Flows                     6

                 Notes to Consolidated Financial Statements                7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    11

Part II - Other Information

          Signatures                                                      17

Part I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    30-Jun          31-Dec
                                                                     1999            1998
                                                                 -----------    -----------
Assets:
      Cash and cash equivalents ..............................   $ 2,133,453    $   329,618
      Related party accounts receivable ......................         9,015         24,000
      Prepaid expenses .......................................        60,316          3,213
      Other current assets ...................................       329,301         31,149
                                                                 -----------    -----------
      Total current assets ...................................     2,532,085        387,980

      Property and equipment, net of accumulated
         depreciation and amortization of $80,978 and $559 ...       856,142         19,550

      Other assets ...........................................       368,678           --
                                                                 -----------    -----------
      Total assets ...........................................   $ 3,756,905    $   407,530
                                                                 ===========    ===========

Liabilities & shareholders' equity (deficit):

      Current liabilities:
        Accounts payable .....................................   $   106,822    $     3,779
        Accrued expenses .....................................       117,171         38,127

        Current portion of obligations under capital leases ..       267,143           --

        Other current liabilities ............................         7,809           --

        Advance from shareholders ............................          --          500,000

        Accounts payable, related party ......................          --          150,000
                                                                 -----------    -----------
      Total current liabilities ..............................       498,945        691,906


        Obligations under capital leases, less current portion       337,244           --

      Shareholders' equity (deficit):
        Common stock, $.001 par value, 200,000,000 shares
           authorized; 10,976,428 issued and outstanding
           at June 30, 1999, 10,030,000 issued and outstanding
           at December 31, 1998 ..............................        10,976         10,030

        Paid-in capital ......................................     5,655,637           --
        Deficit accumulated during the development stage .....    (2,745,897)      (294,406)
                                                                 -----------    -----------
      Total shareholders' equity (deficit) ...................     2,920,716       (284,376)

                                                                 -----------    -----------
      Total liabilities and shareholders' equity (deficit) ...   $ 3,756,905    $   407,530
                                                                 ===========    ===========

See notes to financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                        JULY 30,
                                                                                                          1998
                                                     THREE MONTHS              SIX MONTHS              (INCEPTION)
                                                     ENDED JUNE 30,           ENDED JUNE 30,           TO JUNE 30,
                                                         1999                     1999                     1999
                                                  ------------------       ------------------       ----------------
Revenues ..................................         $       --               $       --               $       --

Operating Expenses
  Research and development ................              167,351                  339,542                  339,542
  Selling expenses ........................              454,765                  741,937                  830,235
  General and administrative ..............              962,418                1,293,925                1,494,838
  Depreciation & Amortization .............               68,570                   81,264                   81,823
                                                    ------------             ------------             ------------
Total operating expenses ..................            1,653,104                2,456,668                2,746,438
                                                    ------------             ------------             ------------
Operating loss ............................           (1,653,104)              (2,456,668)              (2,746,438)

Other income (expense):
  Interest income .........................                9,427                   12,131                   12,131
  Interest expense ........................               (8,154)                  (8,154)                  (8,154)
  Other income (expense) ..................                1,200                    1,200                    1,200
                                                    ------------             ------------             ------------
Total other income (expense) ..............                2,473                    5,177                    5,177
                                                    ------------             ------------             ------------
Loss before income taxes ..................           (1,650,631)              (2,451,491)              (2,741,261)

Income Taxes ..............................                 --                       --                       --
                                                    ------------             ------------             ------------
Net loss ..................................         $ (1,650,631)            $ (2,451,491)            $ (2,741,261)
                                                    ============             ============             ============
Net loss per common share - basic .........         $      (0.16)            $      (0.24)            $      (0.27)
                                                    ============             ============             ============

Weighted average common shares
  outstanding - basic .....................           10,227,606               10,129,349               10,083,673
                                                    ============             ============             ============


See notes to financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                        ADDITIONAL     DURING THE       TOTAL
                                                         COMMON STOCK                    PAID-IN       DEVELOPMENT   SHAREHOLDERS'
                                                            SHARES         AMOUNT        CAPITAL          STAGE         EQUITY
                                                        ------------------------------------------------------------------------
Balance July 30, 1998 (date of inception) ............         1,000    $      --      $      --      $      --      $      --

Acquisition of shares and reverse merger,
  December 9, 1998 ...................................    10,029,000         10,030                        (4,636)         5,394

Net loss from inception (July 30, 1998 to
  December 31, 1998) .................................                                                   (289,770)      (289,770)
                                                        ------------------------------------------------------------------------

Balance at December 31, 1998 .........................    10,030,000         10,030           --         (294,406)      (284,376)

Shares issued under Reg S, June 11, 1999 .............       946,428            946      5,299,054                     5,300,000

Issuance of Common Stock Warrants ....................                                     356,583                       356,583

Net loss for the six-months ending June 30, 1999 .....                                                 (2,451,491)    (2,451,491)

                                                        ------------------------------------------------------------------------
Balance at June 30, 1999 .............................    10,976,428    $    10,976    $ 5,655,637    $(2,745,897)   $ 2,920,716
                                                        ========================================================================

                        See notes to financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        JULY 30,
                                                                                                          1998
                                                                                    SIX MONTHS         (INCEPTION)
                                                                                   ENDED JUNE 30,      TO JUNE 30,
                                                                                       1999               1999
                                                                                 -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................                $(2,451,491)       $(2,741,261)
   Adjustments to reconcile net loss to net
     cash used in operating activities-
   Issuance of common stock warrants ..............................                    356,583            356,583
   Depreciation and amortization ..................................                     81,264             81,823
   Changes in current assets and current liabilities-
   (Increase) decrease in related party receivables ...............                     14,985             (9,015)
   (Increase) decrease in prepaid expenses and other current assets                   (355,245)          (389,607)
   Increase (decrease) in accounts payable and accrued liabilities                     182,087            223,993
   Increase (decrease) in accounts payable related party ..........                   (150,000)              --
   Increase (decrease) in other current liabilities ...............                      7,809              7,809
                                                                                   -----------        -----------

   Net cash used by operating activities ..........................                 (2,314,008)        (2,469,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .............................                   (410,811)          (430,920)
   Proceeds from sale of property and equipment ...................                    116,320            116,320
   Purchase of long term investments ..............................                   (256,535)          (256,535)
   Purchase of intangible assets ..................................                    (75,000)           (75,000)
   Deposits - long term ...........................................                    (37,143)           (37,143)

   Proceeds of acquisition/merger .................................                       --                5,394
                                                                                   -----------        -----------

   Net cash used in investing activities ..........................                   (663,169)          (677,884)
                                                                                   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance from shareholders ......................................                  1,500,000          2,000,000
   Repayment to shareholders ......................................                 (2,000,000)        (2,000,000)
   Issuance of common stock .......................................                  5,300,000          5,300,000
   Principal payments and obligations under capital lease .........                    (18,988)           (18,988)
                                                                                   -----------        -----------

   Net cash used by financing activities ..........................                  4,781,012          5,281,012
                                                                                   -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................         1,803,835          2,133,453

CASH AND CASH EQUIVALENTS, beginning of year ...............................           329,618               --
                                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, end of period ...................................       $ 2,133,453        $ 2,133,453
                                                                                   ===========        ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
            Capital lease obligations of $623,375 were incurred when the
              Company entered into leases for office and computer
              Equipment ....................................................       $   623,375        $   623,375
                                                                                   ===========        ===========

                        See notes to financial statements
                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                June 30, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's principal activities have been research and development, raising capital, and organizational activities. Accordingly, it is considered a development stage company. The Company expects to incur losses during its first year of operation and may incur losses in subsequent years as development efforts continue after the commencement of generation of revenues. The Company plans to meet its capital requirements primarily through issuance of equity securities, capital lease financing, and in the longer term, revenue from services.

The Company's statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10, as amended.

2. STOCK ISSUANCE UNDER REGULATION S

On June 11, 1999, the Company issued 946,428 shares of common stock, in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S.

3. RELATED PARTY TRANSACTIONS

The Company received advances from a related party toward the placement of the Company's common stock under Regulation S, completed on June 11, 1999. Prior to the placement, the Company had been advanced $2 million. The advance was repaid from the proceeds of the Regulation S offering on June 11, 1999. See Note 2.

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                June 30, 1999

3. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has also entered into an agreement ("Consulting Agreement") to receive financial consulting, public relations services, advertising services, and investor relations' services from a group of minority shareholders ("Consulting Group"). The term of the agreement is for one year, from November 1, 1998 to October 31, 1999, and provides for services totaling $1.2 million. At June 30, 1999, the Company had paid a $1 million liability to the Consulting Group. The related liability previously reported as Accounts Payable - Related Party was paid from the proceeds of the Regulation S offering which was completed on June 11, 1999. The Company has placed $200,000 from the Regulation S offering in a trust account reserved for future payment of services. This amount is included within Cash and Cash Equivalents.

4. OBLIGATIONS UNDER CAPITAL LEASES

The Company entered into two capital leases in May and June 1999.

Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. Amortization of equipment held under capital leases is included with depreciation expense. Repairs and maintenance costs are charged to expense as incurred. At June 30, 1999, there was $604,387 of office and computer equipment held under capital leases.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of June 30, 1999:

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                June 30, 1999


4.    OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

Year ending December 31,

1999                                        $  155,520
2000                                           342,574
2001                                           197,974
2002                                            22,239
                                            ----------
Total minimum lease payments                $  718,307
Less: amount representing interest            (113,920)
                                            ----------
                                            $  604,387
Less: current portion                         (267,143)
                                            ----------
Obligations under capital leases            $  337,244
                                            ==========

5. OPERATING LEASES

The Company leases office space and other equipment under noncancelable operating leases expiring in 2003. Future minimum lease payments required under these leases entered into by the Company, by year and in the aggregate, consist of the following at June 30, 1999:

Year ending December 31,

1999                                       $   91,739
2000                                          185,227
2001                                           46,785
2002                                            2,311
2003                                            2,311
                                           ----------
Total minimum lease payments               $  328,373
                                           ==========

6. OTHER ASSETS

The Company purchased the domain name bills.com for $75,000 in April 1999. The Company has utilized the domain name for its own Internet portal at the website www.bills.com. The domain name is reflected in Other Assets. The Company is amortizing the amount over a ten year period. Additionally, certificates of deposit purchased for security of long term capital leases are classified under Other Assets.

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                June 30, 1999

7. STOCK WARRANT AGREEMENTS

On May 7, 1999, the Company contracted to issue a warrant for the purchase of up to 500,000 shares of common stock to Southwest Business Corporation (SWBC), of San Antonio, Texas. Subject to specific performance criteria in sales and marketing of the Company's products, SWBC may earn the right to purchase shares of common stock, at 110% of the closing bid price as of May 7, 1999 ($7.15), over a three year term. If SWBC meets the contract requirements, the warrant will be issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. No warrants had been issued as of June 30, 1999.

On May 18, 1999, the Company contracted with Pennsylvania Merchant Group ("PMG") to provide strategic and financial advisory services. In exchange for these advisory services, the Company issued to PMG a warrant to purchase 111,085 shares of common stock of the Company at an exercise price of $6.75 per share (which represents the average closing price of the Company's stock over the twenty (20) day period preceding May 18, 1999). The warrant is exercisable for five (5) years. This warrant was issued in accordance with exemption under
Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value based method of accounting, the company recorded $356,583 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATION, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS, INCLUDING, BUT NOT LIMITED TO, WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "EXPECT," AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH BELOW. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE INDUSTRY AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION, AS WELL AS OTHER RISK FACTORS.

GENERAL

billserv.com, Inc., Inc. is a service bureau consolidator in the electronic bill presentment and payment ("EBPP") industry. As a development stage enterprise, the Company has yet to receive operating revenues. However, the Company intends to generate four principal revenue streams: Internet billing services, Internet publishing of statements, customer care services through Internet and traditional telephony technologies, and professional services associated with the implementation and maintenance of these Internet technologies. The Company has a limited operating history on which to base an evaluation of its businesses and prospects. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service, respond to competitive developments, improve its Web site, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred losses and as of June 30, 1999 had an accumulated deficit of $ 2,745,897. The Company believes that its success will depend in large part on its ability to (a) secure additional financing to meet capital and operating requirements, (b) capture a significant portion of the medium to large size market of billers as its customer base, (c) drive the consumer adoption rate of EBPP, and (d) meet changing customer requirements and technological changes in an emerging market. Accordingly the Company intends to invest heavily in its product development, technology, and operating infrastructure development as well as marketing and promotion. Because the Company's services will require a significant amount of investment in infrastructure and a substantial level of fixed operating expenses, achieving profitability depends on the Company's ability to generate a high volume of revenues. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results will depend on the volume of transactions completed and related services rendered. The timing of such services and transactions and the Company's ability to fulfill biller demands are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an adverse effect on the Company's business, prospects, financial condition and results of operations. Further, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial conditions and results of operations.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999

The Company's activities for the quarter ending June 30, 1999 resulted in a net loss of $1,650,631. The Company generated no revenues during the period.

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services purchased from the Consulting Group which totaled $150,000. The Company expanded its sales and marketing staff subsequent to June 30, 1999 and intends to continue such expansion. The Company has opened sales offices in Arizona, California, Massachusetts, New Jersey, North Carolina, Pennsylvania, and Texas. The Company plans to increase its marketing and sales capacities through various marketing and sales activities, including, advertising in trade publications, promotional activities, and aggressive trade show attendance. Therefore the Company expects marketing and sales expense to increase substantially.

Research and development expenses totaled $167,351 for the quarter ended June 30, 1999. The Company devoted these resources to development of its technology infrastructure and operating systems.

General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal and administrative personnel, as well as professional and consulting fees and other general corporate expenses. For the June 30, 1999 quarter, financial and investor relations services provided under the Consulting Agreement totaled $300,000. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999

The Company's activities for the six months ending June 30, 1999 resulted in a net loss of $2,451,491. The Company generated no revenues during the period.

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services purchased from the Consulting Group which totaled $300,000. The Company expanded its sales and marketing staff subsequent to June 30, 1999 and intends to continue such expansion. The Company has opened sales offices in Arizona, California, Massachusetts, New Jersey, North Carolina, Pennsylvania, and Texas. The Company plans to increase its marketing and sales capacities through various marketing and sales activities, including, advertising in trade publications, promotional activities, and aggressive trade show attendance. Therefore the Company expects marketing and sales expense to increase substantially.

Research and development expenses totaled $339,542 for the six months ended June 30, 1999. The Company devoted these resources to development of its technology infrastructure and operating systems.

General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal and administrative personnel, as well as professional and consulting fees and other general corporate expenses. For the Six months ended June 30, 1999, financial and investor relations services provided under the Consulting Agreement totaled $550,000. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

From inception to date, the Company's operations have been funded from advances under an equity placement. This placement was concluded and fully funded on June 11, 1999, pursuant to Regulation S. The Company issued 946,428 shares of common stock in exchange for $5.3 million in cash. Advances outstanding at the time of the placement totaling $2 million were repaid from the proceeds, as well as amounts due to a related party for investor and public relations services for $1 million. The Company has placed $200,000 from the Regulation S offering in a trust account for future payment of services under the consulting Agreement. This amount is included within cash on the balance sheet.

At June 30, 1999, the Company had positive working capital of $2,033,000. During the second quarter of 1999 the Company made significant expenditures and commitments for capital improvements consistent with anticipated growth in operations, infrastructure and personnel. The Company anticipates it will make additional investments in and for capital improvements, which will require additional financing, either through the use of equipment leasing arrangements, or other equity financing.

The Company purchased the domain name bills.com for $75,000 in April 1999, at which time it announced the establishment its own Internet portal at the website www.bills.com. The company is amortizing the amount over a ten year period. The operations of the Internet portal have been organized under "bills.com, Inc.", a Delaware corporation which is a wholly-owned subsidiary of the Company. The portal is currently available for consumer use and interaction. The Company will continue to develop the website and to enhance its design. bills.com expects to earn revenues through Internet banner advertising on its website, as well as through sponsorship agreements with other Internet portals. The Company believes that companies will purchase space on its bills.com website in order to take advantage of the potentially large number of consumers who will use the site as an Internet bill presentment and payment service. The Company currently has plans to invest only limited funds to support and market the portal; however, the Company could at any time decide to devote additional financial resources to the portal.

The Company has engaged Pennsylvania Merchant Group ("PMG"), to provide strategic and financial advisory services, including analysis of markets, products, positioning, financial models, organizations and staffing, potential strategic alliances, capital requirements and funding options. In exchange for these advisory services, the Company issued a warrant to PMG to purchase 111,085 shares of common stock of the Company at an exercise price of $6.75 per share (which represents the average closing price of the Company's stock over the twenty (20) day period preceding May 18, 1999). The warrant is immediately exercisable and expires in five (5) years. This warrant was issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value based method of accounting, the company recorded $356,583 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the General and Administrative line item in the Statement of Operations.

The Company secured long term financing for portions of its computer, software and telephone systems during the second quarter of 1999. It entered into a three year capital lease for approximately $136,244 which carries an interest rate of 10.8%. The terms of the lease include a requirement of security totaling 50% of the total lease for which the company purchased a certificate of deposit for $75,000. Additionally, the Company entered into a two-year capital lease totaling $487,131 carrying an interest rate of approximately 17%. The terms of the lease include a requirement of security in the form of a certificate of deposit equal to 70% of the total dollars financed, 25% of which shall be released to the Company on each six month anniversary of the lease inception date. A total security deposit of $245,496 is included in Other Assets on the Company's Consolidated Balance Sheet as of June 30, 1999.

The Company's headquarters are located in San Antonio, Texas. The Company entered into a two-year lease for its headquarters beginning in May 1999 for 8,000 square feet which was modified to include an additional 3000 square feet beginning in August 1999. The Company anticipates acquiring additional adjacent leased space to meet the requirements of its expanding clerical, administrative and sales activities. Additionally, the Company leases sales offices in Hollidaysburg, Pennsylvania; Dallas, Texas; and Phoenix, Arizona and plans to open additional sales offices throughout the United States. The Company also anticipates increasing its lease commitments with the establishment of a call center within the next 12 months.

The Company intends to develop, build and staff a customer care center which integrates Internet and traditional telephone capabilities to further support its eCare product sales and service. While development costs for this center are difficult to project, and may change as more extensive plans are developed later this year, the Company estimates expenditures ranging from $3,000,000 to $4,000,000 for the development and construction of its customer care center. The Company plans to meet its capital requirements primarily through use of cash on hand, additional issuance of equity securities, capital lease financing, and in the longer term, revenue from services.

The Company's sales and marketing efforts, their associated costs and precise timing are under development, and thus extremely difficult to project. Until sufficient funds are available, the Company will be unable to pursue fully its sales and marketing strategies. In order to fund these efforts, the cost of which will likely exceed the amount of $3,000,000 over the next twelve (12) month period, the Company currently plans to issue additional equity securities, undertake capital lease financing arrangements, and in the longer term expend revenue from operations.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates to avoid system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

As of July 15, 1999, the Company has completed the process of determining whether or not its products, its internal systems, computers and software, and the products and systems of its critical vendors and suppliers are Year 2000 compliant. The cost associated with this review has been minimal, primarily because the Company has utilized internal personnel to complete the review, and because the Company's systems are relatively new. To date, this evaluation process has resulted in the following:

            IT Systems. The Company has conducted a preliminary survey of its IT hardware and software and believes that all such hardware and software is Year 2000 compliant.

            Non-IT Systems and Infrastructure. Machinery and equipment used in operations has been inventoried and assessed for Year 2000 compliance. The Company believes all such items are Year 2000 compliant.

            Vendors. The Company has completed the process of ascertaining whether or not its vendors and suppliers are Year 2000 compliant. Again, the Company believes that all of its critical vendors are Year 2000 compliant.

Given these results of its Year 2000 review, in a reasonable worst case scenario, the Company might experience some disruptions in certain of its peripheral operating systems or with certain non-critical vendors. The Company believes that sufficient redundancy exists in its systems and vendor relationships to minimize any substantial detrimental effects on the Company's operations and financial position.

Although the Company believes that its Year 2000 review has identified all material Year 2000 issues, there can be no absolute assurance that the Company identified and resolved all such issues. If the Company discovers Year 2000 problems in the future, it may not be able to develop, implement, or test remediation or contingency plans in a timely or cost-effective manner.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         billserv.com


                                         BY /s/ LOUIS HOCH
                                                President


                                         BY /s/ LORI TURNER
                                                Chief Financial Officer