Form 10-Q
period 1999-09-30
BILLSERV COM INC
filed 1999-11-22
CIK 1088034

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE PERIOD ENDED September 30, 1999


                            Commission file No. 30152


                               billserv.com, Inc.
               (Exact name of issuer as specified in its charter)


               Nevada                              98-0190072
     (State or other jurisdiction                (IRS Employer
   of incorporation or organization)           Identification No.)


             Lori Turner                        Marshall Millard
     Vice President and Chief           Vice President and General Counsel
         Financial Officer


                         14607 San Pedro Ave., Suite 100
                            San Antonio, Texas 78232
                                 (210) 402-5000
          (Address, including zip code, and telephone number, including area code of issuer's principal executive offices)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X] Yes      [ ] No


        10,976,428 shares of $.001 par value common stock outstanding as of September 30, 1999

================================================================================
                               billserv.com, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                      INDEX


Part I - Financial Information                                          PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                             3

                  Consolidated Statements of Operations                   4

                  Consolidated Statement of Changes in Shareholder's
                    Equity (Deficit)                                      5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        14

Part II - Other Information


         Item 1.  Legal Proceedings                                      19

            Signatures                                                   20

Part I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               billserv.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    1999                 1998
                                                                                --------------      ---------------
Assets:

       Cash and cash equivalents .........................................        $ 1,498,703         $   329,618
       Related party accounts receivable .................................             55,911              24,000
       Prepaid expenses ..................................................            147,114               3,213
       Other current assets ..............................................            205,336              31,149
                                                                                  -----------         -----------
       Total current assets ..............................................          1,907,064             387,980

       Property and equipment, net of accumulated
          depreciation and amortization of $161,289 and $559 .............          1,099,219              19,550
       Other assets ......................................................            399,960                --
                                                                                  -----------         -----------
       Total assets ......................................................        $ 3,406,243         $   407,530
                                                                                  ===========         ===========

Liabilities & shareholders' equity (deficit):

       Current liabilities:
         Accounts payable ................................................        $   122,366         $     3,779
         Note payable ....................................................          1,000,000                --
         Accrued expenses ................................................            124,866              38,127
         Current portion of obligations under capital leases .............            296,430                --
         Other current liabilities .......................................             13,019                --
         Advance from shareholders .......................................               --               500,000
         Accounts payable, related party .................................               --               150,000
                                                                                  -----------         -----------
       Total current liabilities .........................................          1,556,681             691,906

Obligations under capital leases, less current portion ...................            333,859
Equity subject to potential redemption ...................................              5,300               5,300

       Shareholders' equity (deficit):
         Common stock, $.001 par value, 200,000,000 shares
            authorized; 10,976,428 issued and outstanding
            at September 30, 1999, 10,030,000 issued and
            outstanding at December 31, 1998 .............................             10,976              10,030

         Paid-in capital .................................................          5,790,482                --
         Deficit accumulated during the development stage ................         (4,291,055)           (297,706)
                                                                                  -----------         -----------
       Total shareholders' equity (deficit) ..............................          1,510,403            (289,676)
                                                                                  -----------         -----------
       Total liabilities and shareholders' equity (deficit) ..............        $ 3,406,243         $   407,530
                                                                                  ===========         ===========

                    See notes to financial statements
                               billserv.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      JULY 30, 1998
                                                     THREE MONTHS             NINE MONTHS              (INCEPTION)
                                                         ENDED                   ENDED                      TO
                                                      SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                                          1999                    1999                     1999
                                                    ---------------          ----------------        -----------------
Revenues ...................................          $       --               $       --               $       --

Operating expenses
  Research and development .................               260,847                  600,389                  600,389
  Selling expenses .........................               536,629                1,278,566                1,366,864
  General and administrative ...............               516,463                1,810,388                2,011,301
  Depreciation & amortization ..............                87,541                  168,805                  169,364
                                                      ------------             ------------             ------------
Total operating expenses ...................             1,401,480                3,858,148                4,147,918
                                                      ------------             ------------             ------------
Operating loss .............................            (1,401,480)              (3,858,148)              (4,147,918)

Other income (expense):
  Interest income ..........................                24,774                   36,905                   36,905
  Interest expense .........................              (165,279)                (173,433)                (173,433)
  Other income .............................                 2,127                    3,327                    3,327
                                                      ------------             ------------             ------------
Total other income (expense) ...............              (138,378)                (133,201)                (133,201)
                                                      ------------             ------------             ------------
Loss before income taxes ...................            (1,539,858)              (3,991,349)              (4,281,119)
Income taxes ...............................                  --                       --                       --
                                                      ------------             ------------             ------------
Net loss ...................................          $ (1,539,858)            $ (3,991,349)            $ (4,281,119)
                                                      ============             ============             ============
Net loss per common share - basic ..........          $      (0.14)            $      (0.38)            $      (0.42)
                                                      ============             ============             ============

Weighted average common shares
  outstanding - basic ......................            10,976,428               10,414,811               10,276,027
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

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                                                                   ADDITIONAL     DURING THE          TOTAL
                                                COMMON STOCK                        PAID-IN       DEVELOPMENT      SHAREHOLDERS'
                                                   SHARES           AMOUNT          CAPITAL         STAGE             EQUITY
                                               ------------------------------------------------------------------------------------
Balance July 30, 1998
  (date of inception) .......................         1,000      $      --        $      --       $      --        $      --


Reclass of equity subject to potential
  redemption ................................                                                          (5,300)          (5,300)


Acquisition of shares and reverse
  merger, December 9, 1998 ..................    10,029,000           10,030             --            (4,636)           5,394


Net loss from inception (July 30, 1998
  to December 31, 1998) .....................          --               --               --          (289,770)        (289,770)
                                               ------------------------------------------------------------------------------------


Balance at December 31, 1998 ................    10,030,000           10,030             --          (299,706)        (289,676)

Shares issued under Reg S,
  June 11, 1999 .............................       946,428              946        5,299,054            --          5,300,000


Issuance of Common Stock Warrants,
  May 18, 1999 ..............................          --               --            356,583            --            356,583


Issuance of Common Stock Warrants,
  August 6, 1999 ............................          --               --            134,845            --            134,845


Net loss for the nine months ending
  September 30, 1999 ........................          --               --               --        (3,991,349)      (3,991,349)
                                               ------------------------------------------------------------------------------------
Balance at September 30, 1999 ...............    10,976,428      $    10,976      $ 5,790,482     $(4,291,055)     $ 1,510,403
                                               ====================================================================================


                        See notes to financial statements
                               billserv.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              JULY 30, 1998
                                                                                          NINE MONTHS          (INCEPTION)
                                                                                            ENDED                  TO
                                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                                             1999                 1999
                                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss .............................................................        $(3,991,349)        $(4,281,119)
            Adjustments to reconcile net loss to net
              cash used in operating activities-
            Issuance of common stock warrants ....................................            491,428             491,428
            Depreciation and amortization ........................................            168,805             169,364
            Changes in current assets and current liabilities-
            (Increase) decrease in related party receivables .....................            (31,911)            (55,911)
            (Increase) decrease in prepaid expenses and other current assets .....           (318,088)           (352,450)
            Increase (decrease) in accounts payable and accrued liabilities ......            205,326             397,232
            Increase (decrease) in accounts payable related party ................           (150,000)           (150,000)
            Increase (decrease) in other current liabilities .....................             13,019              13,019
                                                                                          -----------         -----------

            Net cash used in operating activities ................................         (3,612,770)         (3,768,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment ...................................           (665,398)           (685,507)
            Proceeds from sale of property and equipment .........................            116,320             116,320
            Purchase of long term investments ....................................           (286,098)           (286,098)
            Purchase of intangible assets ........................................            (75,000)            (75,000)
            Deposits - long term .................................................            (42,834)            (42,834)
            Proceeds of acquisition/merger .......................................               --                 5,394
                                                                                          -----------         -----------

            Net cash used in investing activities ................................           (953,010)           (967,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from note payable ...........................................          1,000,000           1,000,000
            Advance from shareholders ............................................          1,500,000           2,000,000
            Repayment to shareholders ............................................         (2,000,000)         (2,000,000)
            Issuance of common stock .............................................          5,300,000           5,300,000
            Payments on obligations under capital lease ..........................            (65,135)            (65,135)
                                                                                          -----------         -----------

            Net cash provided by financing activities ............................          5,734,865           6,234,865
                                                                                          -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................          1,169,085           1,498,703

CASH AND CASH EQUIVALENTS, beginning of period ...................................            329,618                --
                                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS, end of period .........................................        $ 1,498,703         $ 1,498,703
                                                                                          ===========         ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
            Purchases of equipment under capital leases ..........................        $   695,423         $   695,423


                   See notes to financial statements
                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999

1.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's principal activities have been research and development, raising capital, and organizational activities. Accordingly, it is considered a development stage company. The Company expects to incur losses during its first year of operation and may incur losses in subsequent years as development efforts continue after the commencement of generation of revenue. The Company plans to meet its capital requirements primarily through funding under borrowings and issuance of equity securities, capital lease financing, and in the longer term, revenue from services.

The Company's statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10, as amended.

The Company's operations began in November 1998, and as a result, there are no results of operations presented for the three months period ended September 30, 1998. No revenue was recorded during 1998.

2.    STOCK ISSUANCE UNDER REGULATION S

On June 11, 1999, the Company issued 946,428 shares of common stock, in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S.

3.    RELATED PARTY TRANSACTIONS

The Company entered into an agreement ("Consulting Agreement") to receive financial consulting, public relations services, advertising services, and investor relations' services from a group of minority shareholders ("Consulting Group"). The term of the agreement is for one year, from November 1, 1998 to October 31, 1999, and provides for services totaling $1.2 million. The Company paid $1 million to the Consulting Group, previously reported as Accounts Payable
- Related Party, from the proceeds of the Regulation S offering which was completed on June 11, 1999. The remaining $200,000 under the agreement was paid to the Consulting Group during the third quarter of 1999.

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999

4.    OBLIGATIONS UNDER CAPITAL LEASES

Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the estimated useful life of the assets. Amortization of equipment held under capital leases is included with depreciation expense. Repairs and maintenance costs are charged to expense as incurred. At September 30, 1999, there was $695,423 of office and computer equipment held under capital leases.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of September 30, 1999:

Year ending December 31,

         1999                                            $ 92,745
         2000                                             370,979
         2001                                             226,289
         2002                                              43,183

         Total minimum lease payments                   $ 733,196
         Less: amount representing interest              (102,907)
                                                        ---------
                                                        $ 630,289
         Less: current portion                           (296,430)
                                                        ---------
         Obligations under capital leases               $ 333,859
                                                        =========
                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999


5.    OPERATING LEASES

The Company leases office space and other equipment under noncancelable operating leases expiring in 2004. Future minimum lease payments required under these leases entered into by the Company, by year and in the aggregate, consist of the following at September 30, 1999:

Year ending December 31,

         1999                                           $   52,588
         2000                                              200,799
         2001                                               50,548
         2002                                                6,074
         2003                                                6,074
         Thereafter                                          3,400
                                                        ----------

         Total minimum lease payments                   $  319,483
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

7.    NOTE PAYABLE

On August 6, 1999, the Company issued a one-year unsecured note payable for $1 million to an accredited investor, which bears interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement the Company's cash reserves until future equity financing was obtained. In connection with the issuance of the note, the Company paid a $20,000 loan origination fee to a venture capitalist firm and issued a warrant to the accredited investor. See Note 9.

8.  EQUITY SUBJECT TO POTENTIAL REDEMPTION

On or about December 3, 1998, the Company, then under the control of former management, and then known as Goldking Resources, Inc., concluded an offering of approximately 5.3 million shares of the Company's common stock. This transaction was completed through the cancellation of approximately 6.2 million shares, held by shareholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new shareholders, who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold the shares into the secondary market. The Company timely filed a Form D reporting this transaction to the SEC, and claimed exemption under Rule 504. The SEC has challenged the validity of this claimed exemption.

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which subject the Company to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. The Company disputes any such liability.

Additionally, while the Company also disputes the following assertions, it is possible that shareholders who purchased the shares described above may have the right under state and federal securities laws to require the Company to repurchase their shares, for the amount originally paid, plus interest. The Company disputes any such liability.

Based upon the best information available to the Company at this time, the Company has calculated a range of possible, but disputed, exposure that exists for the Company in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, the Company could be liable to the 15 new shareholders, and to any shareholder that immediately purchased from these 15 shareholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of the Company's common stock, weighted for reported daily volume, during December 1998 and January 1999; the number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company.

billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999

9.    STOCK WARRANT AGREEMENTS

On May 7, 1999, the Company contracted to issue a warrant for the purchase of up to 500,000 shares of common stock to Southwest Business Corporation ("SWBC"), of San Antonio, Texas. Subject to specific performance criteria in sales and marketing of the Company's products, SWBC may earn the right to purchase shares of common stock, at 110% of the closing bid price as of May 7, 1999 ($7.15), over a three-year term. If SWBC meets the contract requirements, the warrant will be issued in accordance with an exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. No warrants had been issued as of September 30, 1999.

On May 18, 1999, the Company contracted with Pennsylvania Merchant Group ("PMG") to provide strategic and financial advisory services. In exchange for these advisory services, the Company issued to PMG a warrant to purchase 111,085 shares of common stock of the Company at an exercise price of $6.75 per share (which represents the average closing price of the Company's stock over the twenty (20) day period preceding May 18, 1999). The warrant is exercisable for five (5) years. This warrant was issued in accordance with an exemption under
Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value based method of accounting, the company recorded $356,583 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Statements of Operations for the nine months ended September 30, 1999. No shares had been exercised as of September 30, 1999.

As part of the August 6, 1999 debt issuance, the Company issued a warrant to the accredited investor for the purchase of 41,237 shares of the Company's Common Stock at an exercise price of $6.0625, which represents the average reported closing sale price of the Company's Common Stock for the ten (10) business days immediately preceding the loan agreement. The warrant is immediately exercisable and carries a term of five years and piggyback registration rights. Using the fair value based method of accounting, the company recorded $134,845 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the interest expense line item in the Consolidated Statement of Operations for the quarter and nine months ended September 30,1999. See Note 7.

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999

10.   SUBSEQUENT EVENTS

On October 15, 1999 and October 22, 1999, ("the Closing") the Company issued 1,230,792 and 173,845 shares of Common Stock (the "Shares"), respectively to twenty-one accredited investors under a private placement offer (the "Offering"). The shares were issued at $3.25 per share which represented a discount upon the average reported closing sale price of the Company's Common Stock for the ten (10) business days immediately preceding the Closing date. Net proceeds to the Company totaled approximately $4,188,053, net of expenses of $377,009, which included $264,299, or 6.5% of the Offering, paid Pennsylvania Merchant Group ("PMG") as Placement Agent. Of the Shares issued on October 22, 1999, 153,845 shares were issued in satisfaction of the $500,000 of the Company's outstanding short-term note payable. The remaining $500,000 of the outstanding short-term note payable was paid on October 18, 1999.

In accordance with the terms of the Offering, the Company also issued warrants to the twenty-one investors to purchase 1,404,637 shares of Common Stock at $3.75 per share, or one warrant for each Share issued. The warrants are exercisable for three years from the date of issuance, or October 14, 2002. The Company has right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the Common Stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice from the Company, the holders of the warrants must exercise the warrants within thirty days, after which time the Company will redeem each warrant for $.05.

Pursuant to the terms of the Offering, the Company shall file a registration statement with the SEC within thirty days of the Closing for the purpose of registering the Shares and underlying warrants. The Company shall also use its best efforts to maintain with the SEC a Registration Statement that is effective, as of one hundred twenty (120) days after Closing, and otherwise cause the Shares and Warrant Shares to be Registered under the Securities Act until the date on which the Shares and Warrant Shares are eligible for resale or other disposition under Rule 144 without regard to the volume limitations thereof.

If a Registration Statement is not filed on or before thirty (30) days after Closing, or is not effective on or before one hundred twenty (120) days after Closing (the "Target Date"), as required above, then for every applicable thirty
(30) day period after the applicable target date, the Company shall pay to Purchaser, as liquidated damages, an amount equal to two percent (2%) of the total Offering Price of such Shares (without reference to the Warrant Shares or the Placement Agent Warrant Shares) for each thirty (30) day period following the applicable Target Date until such time as the registration statement is declared effective or, in the case of a late filing, is filed. Such payment shall be made to the Purchaser by cashier's check or wire transfer in immediately available funds to an account designated, in writing, by Purchaser.

                              billserv.com, Inc.
                        (a development stage company)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1999

10.   SUBSEQUENT EVENTS (CONTINUED)

As additional compensation for acting as Placement Agent or the Offering, the Company issued a warrant to PMG for the purchase of 37,524, or 3% of the Shares sold in the Offering. The warrant is immediately exercisable, carries a five year term, an exercise price of $3.25, piggyback registration rights, and a cashless exercise provision.

DELISTING FROM OTC BB; EFFECT ON LIQUIDITY. The Company is a "reporting company" under the Exchange Act, having filed a Form 10 Registration Statement (the "Registration Statement") on June 11, 1999. Following initial comment by the SEC, the Registration Statement was amended on July 27, 1999, and became effective on August 11, 1999. In light of the risk factors stated above, the Company anticipates that the SEC will require one or more post-effective date amendments of the Registration Statement.

The National Association of Securities Dealers ("NASD"), which operates the Over the Counter Bulletin Board ("OTC BB"), has recently adopted eligibility rules, which require the Company to clear comment with the SEC in order to remain listed on the OTC BB. While the Company has promptly responded to the SEC's comments, the Registration Statement has not yet cleared comment. Thus, the Company has not met the eligibility criteria established by the NASD. Accordingly, as of October 7, 1999 the NASD notified the Company that its listing on the OTC BB was terminated, and the Company's common stock is now quoted in the National Quotation Board's Electronic Pink Sheets, until such time, if any, as the Company requalifies for listing on the OTC BB.

Delisting of the Company's common stock from the OTC BB could substantially and negatively affect the liquidity and marketability of the Company's common stock. Furthermore, the Company can offer no assurances concerning the timing, nature, or scope of further comment by the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements based on current expectations, estimates, and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, and liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," and other similar expressions constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce industry and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

GENERAL

billserv.com, Inc. is a service bureau consolidator in the electronic bill presentment and payment ("EBPP") industry. As a development stage enterprise, the Company has yet to receive any operating revenues. However, the Company intends to generate four principal revenue streams: Internet billing services, Internet publishing of statements, customer care services through Internet and traditional telephony technologies, and professional services associated with the implementation and maintenance of these Internet technologies. The Company has a limited operating history on which to base an evaluation of its businesses and prospects. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service, respond to competitive developments, improve its Web site, and attract, retain, and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

Since inception, the Company has incurred losses and as of September 30, 1999 had an accumulated deficit of $4,291,055. The Company believes that its success will depend in large part on its ability to (a) secure additional financing to meet capital and operating requirements, (b) capture a major portion of the medium to large size market of billers as its customer base, (c) drive the consumer adoption rate of EBPP, and (d) meet changing customer requirements and technological changes in an emerging market. Accordingly the Company intends to invest heavily in its product development, technology, and operating infrastructure development as well as marketing and promotion. Because the Company's services will require a significant amount of investment in infrastructure and a substantial level of fixed operating expenses, achieving profitability depends on the Company's ability to generate a high volume of revenues. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results will depend on the volume of transactions completed and related services rendered. The timing of such services and transactions and the Company's ability to fulfill a biller's demands are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an adverse effect on the Company's business, prospects, financial condition and results of operations. Further, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial conditions and results of operations.

RESULTS OF OPERATIONS--QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's activities for the quarter and nine months ended September 30, 1999 resulted in a net operating loss of $1,539,858 and $3,991,349, respectively. The Company generated no revenues during the period.

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services purchased from the Company's Consulting Group which totaled $100,000 and $400,000 for the quarter and nine months ended September 30,1999. The Company expanded its sales and marketing staff during the quarter ended September 30, 1999 and intends to continue such expansion. The Company has opened sales offices in Arizona, California, Massachusetts, New Jersey, North Carolina, Pennsylvania, and Texas. The Company plans to increase its marketing and sales capacities through various marketing and sales activities, including advertising in trade publications, promotional activities, and aggressive trade show attendance. Therefore the Company expects marketing and sales expense to increase substantially.

Research and development expenses totaled $260,847 and $600,389 for the quarter and nine months ended September 30, 1999, respectively. The Company devoted these resources to development of its technology infrastructure and operating systems. The Company is continuing to invest significantly in research and development, particularly in the development of its technology infrastructure and operating systems in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities.

General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal and administrative personnel, as well as professional and consulting fees and other general corporate expenses. For the quarter and nine months ended September 30, 1999, financial and investor relation's services provided under the Consulting Agreement totaled $100,000 and $650,000, respectively. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

From inception to date, the Company's operations have been funded from advances under an equity placement. This placement was concluded and fully funded on June 11, 1999, pursuant to Regulation S. The Company issued 946,428 shares of common stock in exchange for $5.3 million in cash. Advances outstanding at the time of the placement totaling $2 million were repaid from the proceeds, as well as amounts due to a related party for investor and public relations services for $1 million. An additional $200,000 was paid during the quarter ended September 30, 1999 to the related party for services under a consulting agreement. See Note 3 to interim financial statements.

In addition to the equity placement, on August 6, 1999, the Company issued a short-term note payable to an accredited investor for $1 million. The note was issued as bridge financing until such time as the Company completed a private placement offering ("Offering"). The Offering was completed in October 1999. A total of 1,404,637 common shares were issued resulting in net proceeds of approximately $4,188,053. One half of the short-term note payable, or $500,000 was converted into Common Stock under the Offering. The remaining $500,000 was repaid on October 18, 1999.

At September 30, 1999, the Company had positive working capital of $350,383. During the third quarter and the first nine months of 1999 the Company made significant expenditures and commitments for capital improvements consistent with anticipated growth in operations, infrastructure and personnel. The Company anticipates it will make additional investments in and for capital improvements utilizing proceeds of the Offering completed in October 1999 and will require additional financing, either through the use of equipment leasing arrangements, borrowing's or other equity financing.

The Company purchased the domain name bills.com for $75,000 in April 1999, at which time it announced the establishment of its own Internet portal at the website www.bills.com. The Company is amortizing the amount over a ten year period. The operations of the Internet portal have been organized under "bills.com, Inc.", a Delaware corporation that operates as a wholly owned subsidiary of the Company. The portal is currently available for consumer use and interaction. The Company will continue to develop the website and to enhance its design. bills.com(TM) expects to earn revenues through Internet banner advertising on its website, as well as through sponsorship agreements with other Internet portals. The Company believes that companies will purchase space on its bills.com(TM) website in order to take advantage of the potentially large number of consumers who will use the site as an Internet bill presentment and payment service. The Company currently has plans to invest only limited funds to support and market the portal; however, the Company could at any time decide to devote additional financial resources to the portal.

The Company has engaged Pennsylvania Merchant Group ("PMG") to provide strategic and financial advisory services, including analysis of markets, products, positioning, financial models, organizations and staffing, potential strategic alliances, capital requirements, and funding options. In exchange for these advisory services, the Company issued a warrant to PMG to purchase 111,085 shares of common stock of the Company at an exercise price of $6.75 per share (which represents the average closing price of the Company's stock over the twenty (20) day period preceding May 18, 1999). The warrant is immediately exercisable and expires in five (5) years. This warrant was issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value based method of accounting, the company recorded $356,583 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Consolidated Statements of Operations for the nine months ended September 30, 1999.

The Company secured long-term financing for portions of its computer, software and telephone systems, and furniture during the second and third quarter of 1999. It entered into four three-year capital leases for approximately $208,292, which have an interest rate of 10.8%. The term of the leases include a requirement of security totaling 50% of the total lease for which the Company purchased a certificate of deposit for $105,000. The security deposit of $105,000 is included in Other Assets on the Company's Consolidated Balance Sheet as of September 30, 1999. Additionally, the Company entered into a two-year capital lease totaling $487,131 carrying an interest rate of approximately 17%. The terms of the lease include a requirement of an initial security in the form of a certificate of deposit equal to 70% of the total dollars financed, 25% of which will be released to the Company on each six month anniversary of the lease inception date. A security deposit of $170,496 is included in Other Current Assets and a deposit of $170,496 is included in Other Assets on the Company's Consolidated Balance Sheet as of September 30, 1999.

The Company's headquarters are located in San Antonio, Texas. The Company entered into a two-year lease for its headquarters beginning in May 1999 for 8,000 square feet which was modified to include an additional 3,000 square feet beginning in August 1999. The Company anticipates acquiring additional adjacent leased space to meet the requirements of its expanding clerical, administrative, and sales activities. Additionally, the Company leases sales offices in Hollidaysburg, Pennsylvania; Dallas, Texas, Phoenix, Arizona; and Concord, Massachusetts and plans to open additional sales offices throughout the United States. The Company also anticipates increasing its lease commitments with the establishment of a customer care center within the next 12 months.

The Company intends to develop, build, and staff a customer care center, which integrates Internet and traditional telephone capabilities to further support it, eCare product sales and service. While development costs for this center are difficult to project, and may change as more extensive plans are developed later this year, the Company estimates expenditures ranging from $3,000,000 to $4,000,000 for the development and construction of its customer care center. The Company plans to meet its capital requirements primarily through use of cash on hand, additional issuance of equity securities, capital lease financing, and in the longer term, revenue from services.

The Company's sales and marketing efforts, their associated costs, and precise timing are under development, and thus extremely difficult to project. Until sufficient funds are available, the Company will be unable to pursue fully its sales and marketing strategies. In order to fund these efforts, the cost of which will likely exceed the amount of $3,000,000 over the next twelve (12) month period, the Company currently plans to issue additional equity securities, undertake capital lease financing arrangements, and in the longer term expend revenue from operations.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates to avoid system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

As of November 15, 1999, the Company has completed the process of determining whether or not its products, its internal systems, computers and software, and the products and systems of its critical vendors and suppliers are Year 2000 compliant. The cost associated with this review has been minimal, primarily because the Company has utilized internal personnel to complete the review, and because the Company's systems are relatively new. To date, this evaluation process has resulted in the following:

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

Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          billserv.com

      Date: November 19, 1999             BY /s/ LOUIS HOCH
                                                 President


      Date: November 19, 1999             BY /s/ LORI TURNER
                                                 Chief Financial Officer