Form 10-K405
period 1999-12-31
BILLSERV COM INC
filed 2000-02-11
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Year ended December 31, 1999
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period from _____ to _______

                           Commission file No. 0-30152

                               billserv.com, Inc.
               (Exact name of issuer as specified in its charter)

           NEVADA                                        74-2418590
-----------------------------                       -------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

14607 SAN PEDRO AVENUE, SUITE 100
     SAN ANTONIO, TEXAS                                    78232
-----------------------------                        -----------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:    (210) 402-5000
                                                       --------------
Securities Registered Under Section 12(b) of the Exchange Act:

                                                     NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                              ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01 PER SHARE                    NASD OTC BB

Securities registered pursuant to Section 12(b) of the Act:    NONE
Securities  registered  pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                                                VALUE $.001 PER
                                                                SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 21, 2000, was $99,157,869. As of January 21, 2000, 13,128,465 shares of the Company's common stock ($.001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1999, are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held May 25, 2000, are incorporated by reference into Part III.

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT


PART I.
Item 1.     Business ........................................................3
Item 2.     Properties .....................................................27
Item 3.     Legal Proceedings ..............................................27
Item 4.     Submission of Matters to a Vote of Security Holders ............28

PART II.
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................29
Item 6.     Selected Financial Data.........................................30
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................31

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......35
Item 8.     Financial Statements and Supplementary Data.....................36


Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........................55


PART III.
Item 10.    Directors and Executive Officers of the Registrant..............55
Item 11.    Executive Compensation..........................................57
Item 12.    Security Ownership of Certain
            Beneficial Owners and Management................................62
Item 13.    Certain Relationships and Transactions..........................62

PART IV.
Item 14.    Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K.....................................................63

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


This Annual Report on Form 10-K and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in the Business Risk section on page 17 of this Annual Report on Form 10-K. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I.

ITEM 1. BUSINESS

All references to "we," "us," or "our," in this Annual Report on Form 10-K mean billserv.com, Inc.

GENERAL

billserv.com, Inc. ("billserv.com" or the "Company") is a service bureau clearinghouse in the electronic bill presentment and payment ("EBPP") industry. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. We provide a scalable, branded, and secure end-to-end EBPP solution, allowing billers to realize the advantages of EBPP while requiring significantly lower up-front costs, shorter lead times on initial implementation and upgrades, reduced technology risk, and high quality customer service than would be available with an in-house EBPP approach.

Traditionally, the bill presentment and payment cycle has been primarily a paper-based process, with billers mailing paper bills to customers who have paid their bills by mailing checks and remittance documents back to the billers. This has been an inefficient and costly process for both billers and consumers. Currently, several industry, technological and behavioral forces are causing a shift in this process from its paper-based origins to electronic alternatives. These forces include the emergence of new technologies, the growth of the Internet and the increasing acceptance of e-commerce applications, and the recognition of the advantages of EBPP by both billers and consumers. According to Killen & Associates, in 2000, the total EBPP market is expected to reach $4 billion, growing to $19 billion by 2005, an annual growth rate of 48%.

Today, companies are at an important crossroads regarding their EBPP strategy. They recognize the critical role that EBPP will play in their customer relationship management and mission-critical e-commerce strategies. At the same time, many of their competitors are already beginning to offer EBPP services to their own customers, potentially leaving them at a competitive disadvantage. Many companies, however, lack the technology expertise or resources needed to cost-effectively implement and maintain the hardware and software necessary to implement an effective EBPP strategy. These problems are compounded by the confusing and dynamic state of the emerging EBPP industry, which is currently characterized by rapidly developing technologies, disparate standards, and competing models. These issues present considerable obstacles for all billers, particularly middle-market companies, looking to implement an EBPP strategy.

Our solution provides a one-stop, comprehensive, and cost-effective outsourcing solution for all of the biller's EBPP needs. We have integrated certain proprietary components with third-party, best-of-breed software and hardware platforms from leading EBPP providers with whom we have strategic relationships to provide the biller with an end-to-end EBPP solution. The biller realizes all of the advantages of EBPP, including reduced costs, additional revenue streams, increased branding opportunities, enhanced customer service, and competitive differentiation, while paying only a small up-front fee with usage-based fees going forward that are significantly less than the cost of processing paper-based bills.

We completed our initial systems development in the first few months of 1999 and continue to improve our systems and increase capacities. All of the technology components for the EBPP solution have been integrated and are operational. We have entered into partnership agreements with Bank of America, BlueGill Technologies, CheckFree Corporation, Cyberbills (StatusFactory.com), NetDelivery, MerchanTrust, Inc., PayTrust, and TransPoint, which management feels collectively represent the most significant companies currently addressing the EBPP marketplace. These partnerships allow billserv.com to execute two of the primary components of its plan, offering billers best-of-breed EBPP hardware and software platforms and providing them almost universal distribution capabilities for their bills. Additionally, we believe that these partnerships validate the billserv.com model and our positioning within the EBPP marketplace.

At December 31, 1999, we had approximately 49 employees and a nationwide sales presence with offices in 10 states. We began marketing our services in May 1999 and, as of February 1, 2000, have fourteen (14) customers to date, representing over 300 million paper-based bills annually. These customers include Sallie Mae Corporation, AFSA, Ultramar Diamond Shamrock Corporation, Central Hudson Gas and Electric Corporation, Holmes & Shaw, Inc., Intermountain Gas, Montana Power Company, National Computer Print, San Antonio Express-News, San Antonio Water Systems, and Sierra Telephone. We will begin presenting bills for these customers during the first half of 2000.

We generated our first operating revenues of approximately $55,000 in the fourth quarter of 1999, as we completed the implementation and entered the "pilot" period for two customers. Generally, the first phase of our service consists of a pilot period, generally three months, during which the customer and Company systems are analyzed and tested. The second phase of service is the operational phase, involving the actual delivery of the EServ product to the biller/customer and its customers. We expect that the duration of the pilot phase will be reduced over time, as we continue to gain experience and realize efficiencies in the electronic billing process.


From inception and for the year ended December 31, 1999, we expended $906,532 on research and development of our products and services. Although all of our products and services are currently operational and available, we will continue to devote financial and human resources to ensure we retain leading-edge technology and to further improve our product and service offerings.

We believe that EBPP represents only the first of three distinct elements in the Internet-enabled customer relationship management cycle, arguably the most critical function for any company incorporating an e-commerce strategy. Along with the growth of EBPP, experts expect the entire customer relationship management cycle to transition from traditional channels (i.e., paper and telephone) to the Internet. We believe that, over time, billers will augment their initial EBPP strategy with Internet-enabled customer support services and Internet-enabled direct marketing to complete the Internet-enabled customer relationship management cycle.

In order to complete our full-service customer care solution, ECare, we intend to expand our facilities to include a customer care center that integrates Internet and traditional telephony capabilities. Development of the center will be executed on a controlled basis and in conjunction with the maturation of the industry and the corresponding consumer demand. While development costs for this product are extremely difficult to project, and may change as more definitive plans are developed, we estimate that we will expend approximately $1,000,000 for the development of the customer care center.

In April 1999, we announced the creation of our own Internet portal at the web site WWW.BILLS.COM. The operations of the Internet portal are organized under our wholly-owned subsidiary bills.com, Inc., ("bills.com"). BILLS.COM will operate as an Internet portal offering an EBPP service for consumers similar to Yahoo!'s bill payment program. Currently, bills.com provides other on-line features such as stock quotes, mortgage quotes, loan applications and approvals, banking, shopping, news, weather, sports and other features to consumers who enter the web site. We expect that the EBPP service of bills.com will be operational during the first quarter of 2000. Consumers may currently register with bills.com by visiting the web site and entering applicable information.


INDUSTRY BACKGROUND

Bill presentment and payment are the most regular and critical functions in which most businesses engage. According to Jupiter Communications, in 1998 approximately 110 million households received approximately 15-20 billion consumer paper bills. The majority of these are recurring monthly or quarterly bills mailed to consumers by communications companies (i.e., telecom companies and cable operators), utilities, and credit card companies. Paper bills are prepared either by the biller itself or, often, by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly multiple-step process that includes extracting relevant data from the internal accounts receivable system of the biller, organizing the data into a billing format, printing and separating the bills, stuffing envelopes, applying postage and mailing the bill to the consumer. According to Gartner Group, the average cost to the biller of creating and delivering a paper bill is $1.00.

The bill payment process is also costly and labor-intensive for the biller. The biller must either maintain the cash remittance function internally, or contract with a commercial lockbox, which receives consumer payments. In either case, the payments must be manually opened and separated from the remittance stubs. Then the payment information must be entered into both the accounting system and accounts receivable sub-ledger. In the case of a lockbox account, the lockbox vendor sends the biller reports that allow the biller to analyze its underlying accounting systems. Similarly, the paper-based billing and payment process is time-consuming and can be costly for the consumer.

Jupiter Communications currently estimates that, during each 12-month period, U.S. households will spend an average of 24 hours on bill management, $46 on postage, and $144 on check-writing fees to handle an average of 12 recurring monthly bills.

MAJOR INDUSTRY TRENDS

Currently, the bill presentment and payment process is shifting from its paper-based origins to a digital format where the entire bill presentment and payment process is conducted electronically. This shift is being driven by several industry, technological, and behavioral forces, including the emergence of new communications, computing, security, and electronic payment technologies, the growth of the Internet and the increasing acceptance of e-commerce applications, and the universal recognition of the advantages of EBPP by billers and consumers.

Industry Forces

Bill presentment and payment are the most regular and critical functions in which most businesses engage. Today, billers recognize the value of the bill as the critical touchpoint for maintaining and improving customer loyalty and satisfaction. Additionally, bills represent a valuable opportunity for companies to increase revenue streams through cross-selling and up-selling. As a paper-based process, however, bill presentment and payment processing is expensive and inefficient, diverting valuable time and financial resources away from most companies' core competencies.

Electronic bill presentment and payment offers billers the opportunity to leverage the capabilities of the Internet to benefit from lower bill presentment and payment processing costs, further enhance customer service and loyalty, add increased control over the critical billing process, and further enhance cross-selling and up-selling opportunities. Although the cost savings are important in the competitive environments that most billers operate, the additional revenue, marketing, and customer service aspects enabled by EBPP are more significant for billers.

Technological Forces

With the continued advancements in technology, particularly in communications, computing, security and electronic payment technologies, billers have begun to use non-paper alternatives for bill presentment and payment designed to take advantage of the benefits of EBPP while providing the consumers with increased convenience. These technology advances, especially the growing use and functionality of the Internet, provide opportunities to reduce the cost while improving the quality and efficiency of the bill presentment and payment process.

The continued growth of the Internet will continue to be a major driving force in the growth of the EBPP industry. International Data Corporation estimates that the worldwide number of Internet users will grow from approximately 97 million in 1998 to approximately 320 million in 2002. The increase in usage is being driven by a number of factors, including:

>> Expanding PC Ownership - In the home and the workplace, declining prices for PCs and rapid growth in the number of computer-literate consumers are driving increased PC penetration. The Yankee Group estimates that in 1998 the percentage of U.S. consumer households owning a PC grew to 44% and expects this number to increase to 54% by the year 2001.
>> Increased Internet Accessibility - Improvements in network infrastructure, and easier, cheaper, and faster access to the Internet among consumer and business users (including the introduction of alternative Internet-enabled devices, such as televisions and hand-held devices) have made the Internet increasingly accessible to consumers and businesses offering products and services on-line.
>> Increasing Acceptance of E-Commerce - Consumers have grown increasingly comfortable with the security of e-commerce and are willing to conduct transactions on-line. International Data Corporation estimates that the total value of goods and services purchased over the Internet in the U.S. will increase from approximately $26 billion in 1998 to over $269 billion in 2002.
>> Emergence of New Industry Participants - New businesses have emerged which use the broad adoption of the Internet to compete with traditional businesses. These companies do not offer the consumers the possibility of traditional, paper-based financial transactions, such as bill presentment and payment, and are therefore driving further adoption of electronic commerce over the Internet.

Behavioral Forces

As the Internet gains acceptance as a medium for financial services, and as vendors, financial institutions, and consumers accept e-commerce applications, billers and consumers alike will take advantage of EBPP offerings. Consumers will demand the option to review and pay bills electronically over the Internet. This represents the continuation of a significant shift in consumer behavior for various activities, including personal financial management and payment of bills. More and more consumers are conducting their personal affairs electronically over the Internet rather than through traditional channels.

The Internet has experienced rapid growth and has developed into a significant tool for global communications and commerce. Advances in online security and payment mechanisms have encouraged businesses and consumers to engage in electronic commerce. The attractiveness of Internet-based financial services stems in large part from the speed of conducting financial transactions over the Internet, as well as the ability of the Internet user to access extensive amounts of information. These advances are expected to continue to drive the growth in the EBPP market by fueling consumer demand for EBPP services.

Advantages of EBPP

EBPP promises to provide significant benefits to both billers and consumers, as well as other entities involved in the EBPP process, such as financial institutions and web-based front-ends and portals.

CONSUMERS

For consumers, EBPP offers convenience, speed, and greater control over bill review and payment than the current paper-based process. EBPP can save time, reduce late-delinquency rates, and facilitate improved money management functions and tracking capabilities for finances while offering increased customer care and support. As consumers continue to migrate towards the

Internet for e-commerce applications and to conduct personal affairs, they will increasingly recognize the benefits of EBPP.

BILLERS

For billers, EBPP offers much more significant opportunities and threats. As in the case of consumers, EBPP promises to lower the cost and increase the efficiency of the bill presentment and payment process. However, billers are increasingly recognizing that EBPP also plays a critical role in their customer relationships and their overall e-commerce strategies. The bill presentment and payment cycle is viewed by most companies as the most critical function in which they engage. Billers recognize the bill as the critical touch-point for maintaining and improving customer relationships. Additionally, bills represent a valuable opportunity for billers to increase revenue streams by providing cross- and up-selling opportunities. EBPP enables billers to leverage the capabilities of the Internet to improve the value of this critical touch-point, providing enhanced customer service and loyalty and increased control over the critical billing process, further enhancing up- and cross-selling opportunities by leveraging the direct marketing and interactive media capabilities of the Internet, and increasing the effectiveness of customer marketing by providing real-time market intelligence on customers. Additionally, EBPP will potentially provide billers with a competitive advantage over their competitors who have not deployed an EBPP strategy, resulting in increased customer retention and acquisition. Over time, as the growth in Internet use continues, and as consumers become more comfortable and familiar with e-commerce applications, EBPP will become an increasingly critical component of most companies' e-commerce strategies.

OTHER ENTITIES

EBPP is also seen as a critical part of the e-commerce strategy of several third parties in the bill presentment and payment process, including financial institutions and Internet front-end and portal sites. Financial institutions have become increasingly alarmed as the EBPP market has emerged, due primarily to their fear that the EBPP process will reduce their role in the bill payment process and reduce their control over the flow of money. As a result, many financial institutions now offer EBPP on their web sites or have formed partnerships providing the technology to facilitate the EBPP process. Other Internet front-end and portal sites, such as Quicken, Yahoo, and others, see EBPP as a critical component to provide stickiness to their web sites, increasing the scope of their offerings and taking them one step closer to becoming full financial portals.

PROBLEMS FACING BILLERS

For billers, the advantages offered by EBPP are compelling: reduced costs, additional revenue generation, brand recognition, customer retention and acquisition, and overall improved customer relationships. Additionally, EBPP leverages the capabilities of the Internet to offer target marketing and new interactive media opportunities not available with the traditional billing process. Yet another advantage is that by reducing bill delivery time and thus the amount of time required to clear payments, electronic billing can reduce a biller's "float", the period of time after services have been rendered during which payment has not been received (or is not available for use). It can minimize check float, provide faster access to cash, and with fewer paper checks to process, reduce handling costs.

Despite these obvious advantages, there are significant challenges for a biller that stand in the way of the successful implementation of an EBPP strategy. These obstacles include the complexity and dynamic nature of the current EBPP environment (i.e., the proliferation of standards, models, and technology), technical challenges, resource allocation issues, and the potential risks to the customer relationship presented by the transition of the billing process to an electronic format.

Complex Nature of Current EBPP Environment

The EBPP industry is still in its infancy, characterized by rapid technological change, disparate standards, and competing models. Billers intending to implement an EBPP strategy have a significant challenge in deciding which model and standards to employ. The dynamic state of the market increases the risk that other key software vendors, service suppliers, or front-ends may not support any EBPP solution selected. Moreover, over time, different models or technology may become the industry standards, dramatically reducing the effectiveness of EBPP solutions that do not conform to these standards.

Technical Challenges

Implementing an effective EBPP strategy requires significant IT investment, both initially and ongoing. Regardless of the model selected, billers will need to buy, implement, maintain, and upgrade the system necessary to extract data from the legacy billing systems, format it correctly to be presented electronically on the Internet, and facilitate payment back to their lockbox account. Currently, all of the major front-ends, including CheckFree and TransPoint, use different technical standards for EBPP. Therefore, in order to gain significant distribution of their electronic bills, billers will need to implement multiple systems to support the current standards employed by the front-ends. Additionally, the dynamic and evolving nature of the industry increases the technology risk assumed by any biller implementing an EBPP strategy.

Resource Allocation Issues

Implementing an EBPP solution requires a significant commitment of both time and financial resources. These include three distinct costs: integration fees, per statement fees, and the cost to build and support the internal systems required.

Integration fees are one-time fees that are paid to the various front-ends and are used by the front-ends to put the systems in place to receive bills from the biller. These fees range from $20,000-$50,000 per front-end. The per statement fees are paid to the front-ends on a recurring basis and are dependent on the volume of statements processed by the individual front-end in a given month. These fees range from $.19-$.40 per statement. The last and most expensive cost is that of building and supporting the internal systems required for such a service. Depending on the size of the biller, the equipment cost alone can range from $100,000 to $2,000,000 not including the recurring cost of maintaining a staff to build and support the system.

Customer Relationship Issues

EBPP represents a dramatic shift in the billing and payment cycle. Most companies view this cycle as the most critical function in which they engage. Billers recognize the bill as the critical touch-point for maintaining and improving customer relationships. Any change in this cycle has the potential of disrupting biller-consumer transactions and jeopardizing this relationship. Billers must be careful to implement an EBPP strategy that improves customer satisfaction and loyalty while maintaining and building brand recognition.

THE BILLSERV.COM SOLUTION

The billserv.com solution provides a one-stop, comprehensive, and cost-effective outsourcing solution for all of the biller's EBPP needs. We have integrated certain proprietary components with third-party, best-of-breed software and hardware platforms from leading EBPP providers with whom they have strategic relationships to provide the biller with an end-to-end EBPP solution. We are at all times transparent to the consumer, allowing the biller to maintain its identity and brand recognition. The biller pays only a small up-front fee with usage-based fees going forward that are significantly less than the cost of processing paper-based bills.

OUR STRATEGY

Our strategy is to be the leading outsourced EBPP service provider to the middle market. Our long-term strategy includes leveraging our established market position in the EBPP marketplace and the capabilities of the Internet to provide complete Internet-enabled customer relationship management services to our customer base. In order to achieve these goals, we are implementing a strategy with the following key elements:

POSITIONED AS AN INTERNET-BASED APPLICATION SERVICE PROVIDER

Our comprehensive, end-to-end EBPP solution allows billers to implement EBPP in a timely manner without diverting critical time and financial resources from their core competencies. We manage the entire EBPP process for a client, providing a single point of contact for the entire EBPP process. The confusing and dynamic state of the EBPP market makes this comprehensive outsourced solution especially attractive. Many billers, especially-middle market companies, lack the resources, expertise and/or inclination to implement, maintain, scale, enhance, and service the hardware and software necessary to offer EBPP services. Nor do most billers have the resources or capabilities to develop and maintain the multiple relationships with aggregators or front-ends that are required to achieve broad distribution of bills.

GEOGRAPHIC AND MIDDLE-MARKET FOCUS

Our primary market focus will be on middle market paper-based billers within a specific geographical market. Independent research indicates that consumer adoption of EBPP will increase dramatically once a critical mass (6-8 bills) of bills are presented in one location. Through our geographic sales focus, we look to capture significant billers in a specific region (i.e., utilities, telephone, cable operator, etc.), thereby achieving the necessary critical mass and driving consumer adoption rates. As adoption rates increase, other billers will increasingly look to offer EBPP services, increasing the value of the billserv.com solution. Most of the current EBPP software and service providers focus on large national billers and do not have a geographic sales focus, leaving most of the middle-market companies billserv.com has targeted underserved.

VERTICAL MARKET STRATEGY

Our second sales and marketing strategy is a non-geographic expansion model. In this approach, we are pursuing vertical markets and traditional print and mail enterprises and encouraging companies in these areas to offer Internet billing services to their print and mail customers, wherever they may be located.

MAINTAIN KEY STRATEGIC RELATIONSHIPS AND PARTNERSHIPS

We have formed strategic partnerships with key technology providers and aggregators/front-ends, offering our customers best-of-breed EBPP software and hardware and full bill presentment distribution capabilities. These partnerships allow billers to take advantage of cutting edge EBPP technologies while providing consumers with numerous options of where and when to access and pay their bills. Our key partners include Bank of America, BlueGill Technologies, CheckFree Corporation, Cyberbills (StatusFactory.com), MerchanTrust, Inc., NetDelivery, PayTrust, and TransPoint. Collectively, these companies represent the most significant companies addressing the EBPP industry today. Their endorsements as partners not only allow us to offer the highest quality of service but also validate our positioning within the EBPP industry.

SUPPORT MULTIPLE STANDARDS

Our solution supports all of the data standards currently employed by aggregators and front-ends today, including OFX, XML, Gold, and others. This allows billers to present bills to any of the front-ends, regardless of the standards used. Additionally, the billserv.com EBPP solution supports every EBPP model employed, including solutions built at a biller's web site ("biller-direct model)" or utilizing the web sites of front-ends ("aggregator model").

ADDRESSING CONTINUING NEEDS OF THE EMERGING EBPP MARKET

We believe that EBPP represents only the first of three distinct elements in the Internet-enabled customer relationship management cycle, arguably the most critical function for any company incorporating an e-commerce strategy. With the growth of EBPP, experts expect the entire customer relationship management cycle to transition from traditional channels (i.e., paper and telephone) to the Internet. Billers will implement their initial EBPP strategy based on EBPP's inherent advantages. Over time, as consumer adoption rates increase and billers become more fully aware of the advantages of the Internet over traditional communications channels, billers will look to augment their EBPP offerings with Internet-enabled customer support services intended to maximize customer loyalty and satisfaction. Once biller and consumer EBPP adoption rates reach a critical mass, billers will be able to further leverage the capabilities of the Internet by offering direct, one-to-one, interactive marketing to their customers, with the electronic presentment and payment of bills acting as the prime conduit between the billers and their customers. Taken together, these three elements (EBPP, Internet-enabled customer care, and Internet-enabled direct marketing) represent the three components of the entire Internet-enabled customer relationship management cycle.

Our strategy is to transition over time from an outsourced solution provider for EBPP to an integral business partner to the biller, providing far greater value per consumer by supporting and facilitating the entire Internet-enabled customer management cycle. We are not aware of any other EBPP software or service provider with this strategy. We believe that our long-term strategy will provide us a distinct competitive advantage as this market develops. Our goal is to capture market share in the emerging EBPP market through the strategy discussed above. Once a customer base is established, and consumer adoption rates increase, we will provide critical support services for the EBPP process through our eCare strategy. This solution provides superior customer support and care by combining cutting-edge technologies leveraging the capabilities of the Internet (including e-mail, real-time web chat, web whiteboarding, and-voice over IP) with traditional call center services.

As an application service provider supporting the EBPP process, we will be in a unique position to collect and analyze consumer data (including demographic profiles, self-selected interests and online behavioral characteristics) obtained through the EBPP process, through the customer care process, and through consumer logons to bills.com. We can utilize this information to offer the third component of our value proposition, leveraging the capabilities of the Internet to provide direct, one to one, interactive marketing capabilities to our customers.

The value of our solution increases dramatically as the biller transitions through the three elements making up the Internet-enabled customer relationship management cycle. Revenues per consumer, initially based solely on the number of bills presented and paid electronically, should increase over time with the addition of Internet-enabled customer care and, finally, Internet-enabled direct marketing services to the solution. In addition, we expect to recognize additional potential revenue sources as the facilitator of Internet-enabled direct marketing, including data mining fees and transactional revenues. Over time, as billers become more dependent on billserv.com for maintaining the customer relationship life cycle, barriers to potential competitive service providers will also increase.

LEVERAGE THE POTENTIAL ADDITIONAL REVENUE OPPORTUNITIES FROM BILLS.COM

bills.com is the proprietary EBPP portal that is part of our comprehensive, end-to-end EBPP solution. Initially, bills.com will be utilized to stimulate/accelerate market acceptance of EBPP by providing a complete solution for billers while providing a convenient and centralized place for consumers to pay all of their bills (paper and electronic). Should a significant number of billers direct consumers to bills.com, we believe there will be significant potential to develop the site into a more comprehensive financial portal with increased revenue and market opportunities. Since the base service of bills.com will always be EBPP, this portal will be inherently stickier than most other portals and financial web sites. The very nature of the bill paying process mandates that consumers visit bills.com at least once a month, providing a built-in recurring audience. Additionally, bills.com could represent an attractive targeted advertising and direct marketing vehicle as a result of the focused consumer data billserv.com will be able to collect and analyze through bills.com.

PRODUCTS AND SERVICES

In order to meet real and anticipated market demand, we have developed and market the following products and services:


eSERV is our comprehensive, outsourced EBPP solution. eServ creates the option for companies currently printing and mailing bills to instead publish their bills on Internet web sites where their consumers may choose to receive, view, and pay them. Currently, there are several Internet locations, or "front-ends," from which consumers may choose to access and pay bills electronically. The principal front-ends are the billers' web sites, online banking systems such as Bank of America, portals such as Yahoo! and AOL, and aggregators such as CheckFree and TransPoint. It is important for a biller to be able to deliver statements to all front-ends because consumers will demand to receive electronic bills at their preferred front-ends. Similarly, consumer acceptance will be accelerated if consumers can use any front-end they wish to view and pay their bills.


eSERV is the focal point for managing all of the front-end relationships. EServ will allow billers to concentrate resources on their core business and still exploit the growth of Internet billing. EServ's goal is to offer a familiar business model to billers who today use traditional print-and-mail methods, but to allow for one delivery channel to publish bills and one delivery channel to receive payments and accounts receivable data. With EServ, billserv.com assumes the responsibility of managing the multiple systems, multiple delivery channels, and multiple relationships necessary to make Internet billing effective.

eSERV is competitively priced because we are able to aggregate volume-based per statement charges for all of our billers. Our transaction fees are less than a biller would pay for the support of an internal Internet billing system.

As part of the eSERV offering, we offer ePublishing, a service that enables business-to-consumer or business-to-business distribution of traditional paper-based statements, such as those produced by investment or fund managers for their brokers or account holders. EPublishing allows businesses such as investment fund managers or current print vendors to transmit already-existing print files to billserv.com for manipulation and presentment on a web site that the consumer or business can access for viewing. We can also implement substantial data archival systems that will house statement history and allow for disaster recovery through a sophisticated back-up system.

While the market size for ePublishing product is very difficult to estimate, we believe it is substantial. We are aware of one large traditional print-and-mail operation that produces more than six million statement pages per month. These paper statements are boxed and mailed to more than 2,500 brokers. Each broker reviews and files these statements creating inefficient workflow processes and storage costs. Assuming that most brokers are already Internet-enabled, making the transition to an electronic retrieval and storage system will be simple and more cost-efficient than the current methods.

ECARE provides customer care solutions to billers in two separate models. Through EClient Remote, we provide a tool for a biller's Customer Service Representatives (CSRs) to deliver customer service to both e-bill and non-e-bill customers. EClient Remote is a multi-function, web-based desktop browser product that primarily provides access to the consumer's bill detail stored on billserv.com's servers. It is available to a biller with three levels of functionality at three different price levels. EClient Remote Level One provides the biller's CSRs the ability to view the electronic images of bills that have been sent to the biller's consumers. This level is priced per seat, per month, and adjusted for volume purchases. EClient Remote Level Two provides enhanced capabilities such as web collaboration (web-chat), white boarding, and voice-over IP. Pricing for this level of functionality is aggregated with Level One pricing, plus a charge for concurrent use by the biller. EClient Remote Level Three adds to the features of the first two levels, providing capabilities for extended Customer Relationship Management ("CRM") services. Pricing for this level is comprised of the aggregate of Level One and Level Two, plus a per transaction charge for each voice interaction provided.

billserv.com's Internet Interaction Center ("IIC") will be deployed to provide eCare with essentially the same functionality as EClient Remote, using the billserv.com team to perform customer service on behalf of the biller. This service can be a fully outsourced model in which the biller chooses not to provide direct in-house services. Alternatively, this service model may be used as an after-hours support function that supplements a biller's existing service center. ECare, through billserv.com's IIC, can extend a biller's in-house service center from normal business hours to a 24x7 operation. billserv.com provides off-hours support, allowing the biller to have a fully deployed 24x7 operation without the related staffing requirements.

We believe that customer loyalty can be increased through the effective use of our interaction center and our customer relationship management capabilities. Specifically, each time a consumer interacts with the center, valuable data about the interaction is obtained and stored in a knowledge base. Critical information such as customer case histories, account balances, and product configuration details are "popped" onto a service representative's screen at the exact moment the consumer makes contact. As such, billserv.com's representatives are able to provide better service more quickly, and consumers feel as if the biller knows them individually and understands their individual needs. We are also able to utilize this information to better anticipate the needs of a consumer in advance of the next consumer contact. This information can also be used to assist billers to identify specific consumer needs and possible consumer segments that could be used to provide differentiated services.

eCONSULTING will provide custom-built solutions for companies seeking an in-house EBPP or related system. These services can range from assisting in the development of an Internet billing strategy to actually building an EBPP system for the biller. In this regard, we can provide assistance to the biller to overcome the learning curve associated with EBPP. The market for this product primarily consists of large first-tier or second-tier billers.


BILLS.COM will operate as an Internet portal offering an EBPP service for consumers, similar to Yahoo!'s bill payment program. Currently bills.com provides other online features such as stock quotes, mortgage quotes, loan applications and approvals, banking, shopping, news, weather, sports, and other features to consumers who enter the web site. We expect that the EBPP service of bills.com will be operational during the first quarter of 2000. Consumers may currently register with bills.com by visiting the web site and entering applicable information.

bills.com expects to earn revenues through Internet banner advertising on its web site, as well as through sponsorship agreements with other Internet portals. We believe that companies will purchase space on the bills.com web site in order to take advantage of the potentially large number of consumers who will use the site as an EPBB service. bills.com currently possesses no relationship with other Internet-based enterprises, nor have we sought any such relationships; however, we do intend to seek relationships with other Internet portals, which may result in payments of annual sponsorship fees to bills.com in exchange for providing links to their respective Internet portals.

We have devoted a limited amount of financial and human resources to bills.com. We anticipate that bills.com will continue to require only minimal resources during 2000 unless changing market forces require a more substantial investment in our internet portal development.


COMPETITION

The current EBPP landscape is crowded with many companies seeking to take advantage of this emerging market by providing products and services to billers and consumers. These companies can be classified as EBPP service bureaus, EBPP aggregators/consolidators, EBPP software providers, EBPP front-ends, traditional corporate outsourcers, Internet banking service providers, or other types.

>> EBPP Service Bureaus - These companies provide turnkey outsourced EBPP solutions for billers looking to provide EBPP services to their customers but lacking the resources, expertise, or inclination to maintain EBPP capabilities in-house. There are four companies currently operating directly in the market: Princeton Ecom, YourAccounts.com (OTS), Derivion, and billserv.com.
>> Aggregators (Consolidators) - These companies aggregate bills from many sources (individual billers, EBPP service bureaus) and forward them to a front-end to be presented to customers. Some aggregators, such as CheckFree and TransPoint, act as front-ends also. These companies market both to billers to solicit bills and to front-ends for presentment.
>> EBPP Software Providers - There are many software providers, including
   Internet banking application vendors that provide the EBPP software engines to both billers and front-ends (financial institutions and portals). Examples of software providers are BlueGill and eDocs.
>> EBPP Front-ends - Front-ends consist of portals, financial institutions and the billers' own web sites that present bills to consumers. Front-ends are consumer focused, using EBPP as a value-add for their customers and users. Front-ends include Cyberbills, PayTrust, Yahoo, AOL, and Intuit. CheckFree and TransPoint are also often considered front-ends since they have the ability to present bills on their web page and through partnerships with banks and other front-ends.
>> Traditional Corporate Outsourcers - There are several traditional corporate systems and technology outsourcing companies, such as EDS, who now offer their customers EBPP services as part of their overall offerings. These companies focus mostly on larger customers, and generally do not offer their EBPP services on a stand-alone basis.
>> Internet Banking Service Providers - There are several companies that are addressing the emergence of the Internet banking industry with service bureau offerings. Included in their offerings are EBPP capabilities. These companies offer these services to banks and other financial institutions primarily to facilitate bill presentment, but also to facilitate the entire EBPP process for their own billings. These companies include Fiserv, Security First, Online Resources and Communications, Integrion, M&I Data Services, and Sanchez Computer Associates.
>> Other - There are other entities that support EBPP, such as systems integrators for software providers (Cap Gemini, Interface Systems) and payment delivery vehicles (IPAYX and Visa E-Pay).

SALES AND MARKETING

We have two principal approaches to our sales and marketing strategy. The first approach is based on a geographic concentration, whereby we intend to accelerate generation of a critical mass of billing customers in a densely populated metropolitan area. These billing customers are local and regional utilities or other companies from which consumers receive a substantial number of their total monthly statements. We have developed a sales force to meet the demands presented by this geographic sales model.

We also pursue vertical markets and traditional print-and-mail enterprises and encourage such companies to offer Internet billing services to their print-and-mail customers, wherever they may be located.

To further our sales and marketing strategies, we attend and make presentations at industry-specific trade shows and advertise in trade publications. We plan to have a significant presence at a number of trade shows to ensure direct contact with prospective companies and executives. Trade publications are used to promote the brand and services. We also sponsors regional symposiums designed to bring billing executives together to discuss electronic billing strategies and to present our service solutions.

SUPPORT


We believe that high quality customer support and service is vital to the success of our service offerings. Accordingly, we have developed customer service teams both to ensure the quality of our service and to assist billers with consumer communications, education, and marketing.


TECHNOLOGY


Our technology combines our own proprietary software with best-of-breed hardware and software solutions. Our systems are highly scalable, and we are currently performing capacity analysis to ensure our ability to handle rapid growth and large volumes of data. The opening of our second data center, which we plan to open this year, will enable us to employ redundant links, communications, and databanks. In addition to our infrastructure redundancy, we use off-site secure locations for our full-system daily back-ups. We use a combination of local authentication, 128-bit encryption, and Cisco firewalls to protect our customers' data.


RESEARCH AND DEVELOPMENT


During 1999 we devoted substantial resources to the development of our infrastructure. We completed our electronic billing system in early 1999 and devoted significant resources to additional research and development efforts as we expanded our service offerings. From inception and for the year ended December 31, 1999, we expended $906,532 on research and development of our products and services. We will continue to invest in research and development efforts as we respond to a rapidly changing market and new technological advances. It is our strategy to maintain our position as a premier service provider utilizing leading edge technology. Our research and development group's efforts are based upon a long-term goal in which we add value and provide new solutions to our clients to expand the EBPP role to a complete Internet-enabled customer management service.


TRADEMARKS

We have made application for the following trademarks: eSERV, eCARE, eCLIENT, billserv.com, and bills.com.

EMPLOYEES

On December 31, 1999, we had forty-nine (49) employees, including five (5) executive officers, twenty-three (23) technical staff, twelve (12) sales and marketing representatives, and nine (9) administrative and accounting staff. Of these employees, thirty-eight (38) are located in San Antonio, Texas, with nine
(9) salespeople located throughout North Carolina, Pennsylvania, Arizona, California, Colorado, New Jersey, Massachusetts, and Texas. In order to attract and retain highly skilled management, technical, marketing and sales personnel, we have compensation arrangements that include competitive salaries, stock options and incentive compensation plans. We have entered into a co-employer arrangement with CNA Unisource, Inc., ("CNA") under which CNA is the administrative employer and billserv.com is the worksite employer. The agreement effectively outsources many administrative tasks related to payroll and human resources and provides us with many benefits not available to small companies. CNA is responsible for administrative functions of employees such as workmen's compensation, payroll taxes, etc., and billserv.com controls the worksite function of each employee. The terms of the agreement allow us to maintain a common law employer-employee relationship. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

BUSINESS RISKS


Lack of Operating History; Limited Relevance of Historical Financial Information. billserv.com was organized in July 1998 and began operations as a public company in December 1998. We have not yet been profitable nor have we generated significant revenue. From inception through December 31, 1999, our accumulated deficit totaled $5,772,654. Accordingly, all information included herein may not necessarily reflect the results of our operations, financial position and cash flows in the future.


Possible Violation of Securities Laws. On or about December 3, 1998, when we were under the control of former management, and known as Goldking Resources, Inc., an offering of approximately 5.3 million shares of common stock was concluded. This transaction was completed through the cancellation of approximately 6.2 million shares, held by shareholders who tendered their shares, followed by issuance of 5.3 million shares to 15 new shareholders, who paid par value for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold the shares into the secondary market. A Form D was filed to timely report this transaction to the SEC, and an exemption was claimed under Rule 504. The SEC has challenged the validity of this claimed exemption.

We dispute the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which may subject us to fines, penalties, or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. We dispute any such liability.

Additionally, while we also dispute the following assertions, it is possible that shareholders who purchased the shares described above may have the right under state and federal securities laws to require us to repurchase their shares for the amount originally paid, plus interest. We dispute any such liability.

Based upon the best information available at this time, we have calculated a range of possible, but disputed, exposure that exists in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, we could be liable to the 15 new shareholders, and to any shareholder that immediately purchased from these 15 shareholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of our common stock, weighted for reported daily volume, during December 1998 and January 1999; the number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to us.

Uncertain Reliability, Growth and Consumer Acceptance of the Internet, Internet Technology, and Electronic Commerce. The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if we, despite an investment of significant resources, are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business, operating results, and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues in particular. Similar to the emergence of the credit card and automated teller machine ("ATM") industries, we, along with other organizations serving the electronic commerce market, must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While we believe that we are utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that our use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, has the potential to undermine consumer confidence in the technology and thereby have a materially adverse effect on our business.

In addition, there can be no guarantee that the Internet will continue to grow in acceptance or maintain its reliability, or that new technologies might supplant the Internet in part or in whole.

Uncertain Growth of Proportion of Electronic Remittances. Our future financial performance will be materially affected by the percentage of bill payments that can be cleared electronically. Accordingly, the absence of a decrease in the percentage of remittances effected by paper documents will result in flat or decreased margins, and a reversal of the current trend toward a smaller proportion of paper-based payments will have a material adverse effect upon our business, operating results, and financial condition.

Risk of Inability to Adapt to Rapid Technological Change; Risk of Delays. Our success is highly dependent on our ability to develop new and enhanced services, and related products that meet changing customer requirements. At present, our four principal products, EServ, ECare, EPublishing, and EConsulting are available, although ECare services remain available only on limited basis. Nonetheless, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition, and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. In order to remain successful, we must be responsive to new developments in hardware and semiconductor technology, operating systems, programming technology, and computer capabilities. In many instances, the new and enhanced services, products, and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services, and products. We may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner; there can be no assurance that any such services, products or technologies will develop or will be commercially successful, that we will benefit from such developments or that services, products, or technologies developed by others will not render our services and related products noncompetitive or obsolete. If we were unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced software, services, and related products do not achieve a significant degree of market acceptance, our business, operating results, and financial condition would be materially adversely affected.

Changes in Regulation of Electronic Commerce and Related Financial Services. We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. We are subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and may also be subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could have a material adverse effect on our business, operating results, and financial condition.

Uncertainty of ACH Access. The ACH Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. The Federal Reserve rules provide that the ACH system is available only through a bank. To access the Network, our customers will authorize us to originate an ACH entry. As the originator, we forward transaction data to the Originating Depository Financial Institution ("ODFI"), which is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. The ODFI sorts and transmits the file to an ACH Operator. The Arizona Clearing House Association, Federal Reserve, New York Automated Clearing House, and Visa USA act as ACH Operators, central clearing facilities through which financial institutions transmit or receive ACH entries. The ACH Operator then distributes the ACH file to the Receiving Depository Financial Institution, the bank of the customer, which makes the funds available to the customer. If the Federal Reserve rules were to change to further restrict or modify access to the ACH, our business could be materially adversely affected.

Intense Competition in Electronic Commerce and Related Financial Services. Portions of the electronic commerce market are becoming increasingly competitive. We expect to face significant competition in all of its customer markets. Although few companies have focused their efforts as service bureau consolidators in the EBPP industry, we expect that new service bureau companies will emerge and compete for the small to medium-size biller business. We further believe that software providers, consumer front-ends, banks, and Internet portals will provide increasingly competitive billing solutions for small to medium-size billers. In addition, a number of banks have developed, and others in the future may develop, home banking services in-house. We believe that banks will also compete for the EBPP business of small to medium size billers.

We expect competition to increase from both established and emerging companies and that such increased competition will result in reduced transaction costs that could materially adversely affect our business, operating results, and financial condition. Moreover, our current and potential competitors, many of whom have significantly greater financial, technical, marketing, and other resources, may respond more quickly to new or emerging technologies or could expand to compete directly against us in any or all of our target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire significant market share. There can be no assurance that we will be able to compete against current or future competitors successfully or that competitive pressures will not have a material adverse effect on our business, operating results, and financial condition.

Future Capital Needs; Uncertainty of Additional Financing. We currently plan to meet our capital requirements primarily through issuance of equity securities, capital lease financing, and in the longer term, revenue from operations. We recently concluded equity financing through a private placement of common stock that resulted in net proceeds totaling $7,907,243. We may seek additional funds through public or private debt or equity financing in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products, or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders may be reduced and such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on favorable, or any, terms. If adequate funds are not available or are not available on acceptable terms we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products, or otherwise respond to unanticipated competitive pressures and our business, operating results, and financial condition could be materially adversely affected.

Dependence on Key Personnel. Our success depends to a significant degree upon the continued contributions of our key management, marketing, service, and related product development and operational personnel, including Chairman and Chief Executive Officer, Michael R. Long; President and Chief Operating Officer, Louis A. Hoch; Executive Vice President of Strategic Development and Marketing, David S. Jones; Chief Financial Officer, Lori K. Turner; General Counsel, Marshall N. Millard; and Vice President of Business Development, Randy Kauftheil. Our operations could be affected adversely if, for any reason, any of these officers ceased to be active in management of our business. We maintain proprietary non-disclosure and non-compete agreements with all of our key employees. We intend to secure key person life insurance policies on Mr. Long. Our success depends to a large extent upon our ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that we will be able to attract and retain enough qualified employees. If our business grows, it may become increasingly difficult to hire, train and assimilate the new employees needed. Our inability to retain and attract key employees could have a material adverse effect on our business, operating results, and financial condition.

Consumer Adoption Rates of EBPP. We anticipate that our primary source of revenue will be from transaction charges for each electronically presented bill. The number of such bills will be determined by the rate at which consumers "adopt" EBPP, or the number of consumers who pay bills using EBPP. While we assist our customers in educating and marketing EBPP directly to consumers, and take an active role in the industry to promote EBPP, there can be no assurance that consumers will "adopt" or use EBPP in sufficient number so that we can generate substantial revenue.

Potential Fluctuations in Quarterly Results. Our quarterly results of operations may fluctuate significantly as a result of a number of factors, including changes in our pricing policies or those of our competitors, relative rates of acquisition of new customers, delays in our introduction of new or enhanced services, software, and related products or by our competitors, or in market acceptance of such services and products, other changes in operating expenses, personnel changes, and general economic conditions. These factors will impact our operating results. Fluctuations in operating results could result in volatility in the price of our common stock.

Risk of Product Defects. The software products we utilize could contain errors or bugs that could adversely affect the performance of services or damage a user's data. In addition, as we increase our share of the electronic commerce services market, software reliability and security demands will increase. We attempt to limit our potential liability for warranty claims through limitation-of-liability provisions in our customer agreements. There can be no assurance that these measures will prove effective in limiting our exposure to warranty claims. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to the our processing system.

Erosion of Revenue from Services. Our profitability depends, to a substantial degree, upon billers electing to continue to periodically renew contracts. In the event that a substantial number of these customers were to decline to renew these contracts for any reason, our revenues and profits would be adversely affected. Sales of our services are dependent upon customer demand for the services, which is affected by pricing decisions, the competition of similar products and services, and reputation of the products and services for performance. Most of our services are likely to be sold within the utilities and financial services industries, and unsatisfactory performance of our services has the potential to undermine our reputation and affect future sales of other services. A substantial decrease in revenue from services would have a material adverse effect upon our business, operating results, and financial condition.

Risk of Loss from Returned Transactions, Merchant Fraud, or Erroneous Transmissions. We rely upon the Federal Reserve's ACH for electronic fund transfers and conventional paper check and draft clearing systems for settlement of payments by check or drafts. With use of these established payment clearance systems, we generally bear the same credit risks normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft, or fraud. In addition, we also assume the risk of merchant fraud and transmission errors should we be unable to have erroneously transmitted funds returned by an unintended recipient. Merchant fraud includes such actions as inputting false sales transactions or false credits.

Risk of System Failure. Our operations are dependent on our ability to protect our computer equipment against damage from fire, earthquake, power loss, telecommunications failure, or similar events. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, operating results, and financial condition. Our property and business interruption insurance may not be adequate to compensate for all losses that may occur.

Risk of Year 2000 Operational Defects. We completed all Year 2000 readiness work, and have experienced no significant problems as of February 1, 2000. We believe that we have no continued exposure of our products, our internal systems, computers, and software to Year 2000 issues. We did not incur any material costs related to Year 2000 compliance. Although we believe that all material Year 2000 issues have been resolved, there can be no absolute assurance that we have identified and resolved all such issues. If we discover Year 2000 problems in the future, we may not be able to develop, implement, or test remediation or contingency plans in a timely or cost-effective manner.

Limited Protection of Proprietary Technology; Risk of Third-Party Infringement Claims. We regard some of our services as proprietary and rely primarily on a combination of trademark and trade secret laws, employee, and third-party non-disclosure agreements, and other intellectual property protection methods to protect our services. Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy our services and related products or to reverse engineer or obtain and use information that we regard as proprietary. There can be no assurance that our competitors will not independently develop services and related products that are substantially equivalent or superior to our services and related products.

Limited Prior Market; Limited Liquidity of Stock. The lack of a prior, liquid market for our shares may make it difficult for shareholders to sell their shares. Prior to December 3, 1998, there was no public market for our common stock, and no public market may be developed or sustained for such stock. There can be no assurance that an active or liquid trading market in our common stock will develop or be sustained. Shares of our common stock are now traded on the NASD OTC BB. Moreover, our stock may qualify as a "penny stock" under the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures to be followed by all broker-dealers, including, but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.

Volatility of Stock Price. The market price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, failure to achieve operating results consistent with securities analysts' projections of our performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as our announcements of the introduction of new or enhanced services or related products, or those of our competitors, announcements of joint development efforts or corporate partnerships in the electronic commerce market, market conditions in the technology, banking, telecommunications and other emerging growth sectors, and rumors relating to us or our competitors may have a significant impact on the market price of our common stock.


Control by Principal Stockholders. At January 21, 2000, officers and directors and our affiliates collectively owned approximately 31% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.


Shares Eligible for Future Sale; Possible Adverse Effect on Market Price. At January 21, 2000, 13,128,465 common shares were issued and outstanding. Of those shares, 946,428 were restricted under Regulation S. The sale of substantial amounts of unrestricted shares in the public market or the prospect of such sale could adversely affect the market price of our common stock.

Anti-Takeover Provisions; Certain Provisions of Nevada Law; Certificate of Incorporation, By-Laws, and Stockholder Rights Plan. Certain provisions of Nevada law and our Certificate of Incorporation, By-Laws, and a proposed Stockholder Rights Plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In 1999, our directors approved amendments to our By-Laws providing for three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. We also may seek shareholder approval to allow issuance of rights to acquire common stock under certain conditions, without any further vote or action by the stockholders. The issuance of common stock under a stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

Difficulty in Management of Growth. We may experience a period of rapid growth that could place a significant strain on its resources. Our ability to manage growth successfully will depend on our ability to continue to improve our operational, management, and financial systems and controls as well as to expand our work force. A significant increase in our customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel as well as computer software developers and technicians, qualified candidates for which, at the present time, are in short supply. In addition, the expansion and adaptation of our computer and administrative infrastructure will require substantial operational, management, and financial resources. Although we believe that our current infrastructure is adequate to meet the needs of our customers in the foreseeable future, there can be no assurance that we will be able to expand and adapt our infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If we are unable to manage growth effectively, hire needed personnel, expand and adapt our computer infrastructure, or improve our operational, management, and financial systems and controls, our business, operating results, and financial condition could be materially adversely affected.

Acquisition-Related Risks. In the future, we may pursue acquisitions of complementary service or product lines, technologies, or businesses. Future acquisitions could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results, and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, the diversion of our attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. We have no present commitments or agreements with respect to any material acquisition of other businesses, services, products, or technologies. In the event that such an acquisition was to occur, however, there can be no assurance that our business, operating results, and financial condition would not be materially adversely affected.

Unlikely Payment of Dividends. We have paid no cash dividends and have no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by our Board of Directors, based upon our future earnings, financial condition, capital requirements, and other factors. We are not presently subject to any restriction on our present or future ability to pay such dividends.

Dependence upon Contracts with Billers. Our business is dependent upon performing under the terms of agreements with billers. Although we are unaware of any circumstance that would prevent the enforcement of these agreements, there can be no assurance that we might not be able to fully perform under these agreements or that other factors might not prevent billers from processing billing information through us.

Dependence upon Contracts with Trading Partners. Our business is dependent upon executing and maintaining agreements with front-ends such as Checkfree, Transpoint, and Bank of America to provide dependable financial services for customers of billers. Such financial services include ACH processing through the customer's bank and delivery of good funds to us for remittance to the billers. There can be no assurance that any of the front-ends will be able to perform under these agreements in the future.

Anticipated Billing System Expenditures. To facilitate and support the anticipated growth of our business, we plan to make significant expenditures in our operations over the next one to three years. We expect to make these expenditures in the areas of software development, licensing, hardware, and related staffing. We believe that we will be able to fund these expenditures with internally generated funds and financing, but there can be no assurance that such funds will be generated or spent in these projects.

Forward-Looking Statements May Prove Inaccurate. This Form 10-K contains certain forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, our use of the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including the risk factors described in this registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

COMPANY HISTORY

billserv.com is a Nevada corporation with its principal offices currently located at 14607 San Pedro Ave., Suite 100, San Antonio, Texas 78232. Additional information may be obtained at our Internet address, http://www.billserv.com. Our offices may be contacted by telephone at 210-402-5000.

Our business was incorporated on June 4, 1998 as a mineral development company, under the name Goldking Resources, Inc. The principal asset was a mineral claim located in British Columbia, Canada. The then current management further analyzed the cost involved to develop the mineral claim, and determined that the business would have greater value as a corporate vehicle for other operations. Accordingly, trading status on the NASD OTC Bulletin Board ("OTC BB") was obtained, and on December 3, 1998, Goldking Resources, Inc., acquired and merged with billserv.com, Inc., a company incorporated in Texas in July 30, 1998 ("billserv-Texas") with business plans to operate in the Internet billing industry, but having no substantial assets, revenues or operations. billserv-Texas was owned in its entirety by our current management directors who were not affiliated with any of the officers, directors, or shareholders of Goldking Resources, Inc.

On December 3, 1998, Goldking Resources, Inc. combined with billserv-Texas, changed its name to billserv.com, Inc., and began trading on the OTC BB under the symbol BLLS. By virtue of this reverse merger, in which Goldking Resources, Inc. (now known as billserv.com, Inc.) was the surviving entity, we were able to position ourselves into an emerging high-growth market, and billserv-Texas was able to merge with and into a company already trading on the NASD OTC BB.

Concurrent with the merger with billserv-Texas, we secured advances of $2.0 million over a five- month period from Messrs. James R. King, Robert D. Smith and Richard M. Jeffs, all of Vancouver, BC, Canada (hereinafter the Consulting Group). We also entered into a Consulting Agreement with this Group for the provision of investor relations, fund-raising assistance, and public relations services. The initial advances by the Consulting Group were subsequently repaid from Regulation S equity financing of $5.3 million as described in the following paragraph.

On June 11, 1999, we issued 946,428 shares of common stock to two corporate investors, in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S. Neither investor is a "U.S. person" under Regulation S. Proceeds of this offering were used to repay advances from the Consulting Group of $2.0 million and to fund contractual commitments totaling $1.2 million for fund-raising and public and investor relations services performed or to be performed by the Consulting Group, and for other general corporate operating purposes.

On May 18, 1999, we contracted with Pennsylvania Merchant Group ("PMG"), of West Conshohocken, Pennsylvania, to provide strategic and financial advisory services, including analysis of markets, products, positioning, financial models, organizations and staffing, potential strategic alliances, capital requirements, and funding options. In exchange for these advisory services, we issued to PMG a warrant to purchase 111,085 shares of our common stock at an exercise price of $6.75 per share (which represents the average closing price of our stock over the twenty (20)-day period preceding May 18, 1999). The warrant is exercisable for five (5) years. This warrant was issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering.

On August 6, 1999, we issued a one-year unsecured note payable for $1 million to an accredited investor, which bears interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement our cash reserves until future equity financing was obtained. In connection with the issuance of the note, we paid a $20,000 loan origination fee to the lender, Kingship Ltd. Additionally, as part of the debt issuance, we issued a warrant to Kingship, Ltd. for the purchase of 41,237 shares of our common stock at an exercise price of $6.0625, which represents the average reported closing sale price of our common stock for the ten (10) business days immediately preceding the closing agreement. The warrant is immediately exercisable and expires on August 6, 2004. On October 22, 1999, 153,846 shares common stock were issued pursuant to the terms of a private placement offering as discussed in the following paragraph in satisfaction of $500,000 of the note. The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.

During the fourth quarter of 1999, we completed private placement offering ("Offering") of 2,136,637 shares of common stock. In October 1999, 1,404,637 shares of common stock were issued at $3.25 per share to twenty-one accredited investors. In December 1999, 732,000 shares of common stock were issued at $5.50 per share to twenty-two accredited investors. The respective issuance prices represented a discount upon the average reported closing sale price of common stock for the ten (10) business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,243, net of offering costs of $683,827, which included $525,519, or approximately 6.5% of the Offering, exclusive of shares issued in satisfaction of our note payable, paid to PMG as placement agent.

In accordance with the terms of the Offering, we also issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance, or October 14, 2002. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such a call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05. Subsequent to December 31, 1999, one such warrant to purchase 15,400 shares of common stock was exercised. The proceeds of the exercise totaled $57,750.

As additional compensation for acting as placement agent for the offering, we issued warrants to PMG for the purchase of 36,924, 600, 18,900, 19,950, 8,890, and 3,500 shares of common stock with exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41, and $7.31, respectively. The warrants are immediately exercisable and carry a five-year term, piggyback registration rights, and a cashless exercise provision.

In accordance with the terms of the Offering, we filed a registration statement on Form SB-2 with the SEC registering 3,782,360 shares of common stock. This registration statement became effective on January 18, 2000. The registered shares include the 2,136,637 shares issued in October and December 1999 and 1,645,723 shares which are issuable upon exercise of warrants to purchase common stock issued to the holders of the shares issued in October and December 1999, PMG, and Kingship Ltd., as described in this section.


ITEM 2. PROPERTIES AND EQUIPMENT

As of December 31, 1999, our headquarters were housed in approximately 10,000 square feet of leased office space in San Antonio, Texas. We anticipate acquiring additional leased space to meet the needs of our expanding clerical, administrative, and sales activities and the establishment of a customer care center within the next twelve months. Additionally, we lease sales offices in Hollidaysburg, Pennsylvania; Dallas, Texas; Phoenix, Arizona; Denver, Colorado; and Los Angeles, California, and plan to open additional sales offices throughout the United States.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation currently pending. Except as described in the "Business Risks" section above, we are not aware of any disputes that may lead to litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our first annual shareholders meeting on December 16, 1999, in which the following items were passed by a majority vote:

   (1) The election of E. Scott Crist and David S. Jones as directors. Michael Long, Louis Hoch, and Roger Hemminghaus continued service as directors.

   (2) The approval of the 1999 Employee Comprehensive Stock Plan of billserv.com, Inc.

   (3)  The approval of the 1999 Non-Employee Director Plan of billserv.com,
        Inc.

   (4)  The approval of the 1999 Employee Stock Purchase Plan of billserv.com,
        Inc.

   (5) The appointment of Ernst & Young LLP as the independent auditors for the year ending December 31, 1999.

The following table indicates the number of votes cast for each matter.

                                           VOTES         VOTES         VOTES
               MATTER                       FOR         AGAINST     ABSTAINING
-------------------------------------   ------------  -----------  ------------
E. Scott Crist, Director                  8,249,978       10,353
David S. Jones, Director                  8,249,978        8,460
Ernst & Young LLP, 1999 Auditors          8,245,456        7,100         5,375
1999 Employee Comprehensive Stock Plan    5,463,309       43,981        21,165
1999 Non-Employee Director Plan           5,472,884       37,076        18,495
1999 Employee Stock Purchase Plan         5,474,799       36,806        16,850

                                    PART II.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

Our common stock is traded on the National Association of Securities Dealers ("NASD") Over the Counter Bulletin Board ("OTC BB"), under the symbol "BLLS." The following table sets forth the range of high and low sales prices and closing prices as reported from inception through the most recent fiscal year.


                                           HIGH         LOW        CLOSE
                                           ----         ---        -----

            1998
            ----

            Fourth Quarter (1)             $3.03        $2.50      $2.77

            1999
            ----
            First Quarter                   8.41         2.81       6.75
            Second Quarter                  8.88         4.38       4.38
            Third Quarter (2)               7.38         3.81       4.81
            Fourth Quarter (2)              8.00         3.50       7.81


    (1) No previous periods are reported as the Company was initially listed in the fourth quarter 1998.
    (2) From October 7, 1999 to December 7, 1999, our common stock was not traded on NASD OTC BB. The NASD adopted eligibility rules that required clearance of all comments by the SEC on our Form 10 filing by October 7, 1999. From that date until the time at which the SEC cleared comments, or December 7, 1999, our common stock was quoted on the National Quotation Board's Electronic Pink Sheets.

B. SHAREHOLDERS


 As of January 21, 2000, 13,128,465 shares of common stock are outstanding, $.001 par value. Of those shares, 946,428 shares are restricted pursuant to Regulation S. As of January 21, 2000, there were approximately 4,670 of holders of record.


C. DIVIDEND POLICY

We have never paid cash or stock dividends and have no present plan to pay any such dividends, intending instead to reinvest its earnings, if any. However, payment of future dividends will be determined from time to time by the Board of Directors, based upon future earnings, financial condition, capital requirements, and other factors.

D. SALES OF UNREGISTERED SECURITIES

On June 11, 1999, we issued 946,428 shares of common stock to two corporate investors, in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S.

Neither investor is a "U.S. person" under Regulation S. Proceeds of this offering were used to repay advances from the Consulting Group of $2.0 million and to fund contractual commitments totaling $1.2 million for fund-raising and public and investor relations services performed or to be performed by the Consulting Group, and for other general corporate operating purposes.

On May 18, 1999, we contracted with Pennsylvania Merchant Group ("PMG"), of West Conshohocken, Pennsylvania, to provide strategic and financial advisory services, including analysis of markets, products, positioning, financial models, organizations and staffing, potential strategic alliances, capital requirements, and funding options. In exchange for these advisory services, we issued to PMG a warrant to purchase 111,085 shares of our common stock at an exercise price of $6.75 per share (which represents the average closing price of our stock over the twenty (20)-day period preceding May 18, 1999). The warrant is exercisable for five (5) years. This warrant was issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering.

On August 6, 1999, we issued a one-year unsecured note payable for $1 million to an accredited investor, which bears interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement our cash reserves until future equity financing was obtained. In connection with the issuance of the note, we paid a $20,000 loan origination fee to the lender, Kingship Ltd. Additionally, as part of the debt issuance, we issued a warrant to Kingship, Ltd. for the purchase of 41,237 shares of our common stock at an exercise price of $6.0625, which represents the average reported closing sale price of our common stock for the ten (10) business days immediately preceding the closing agreement. The warrant is immediately exercisable and expires on August 6, 2004. On October 22, 1999, 153,846 shares common stock were issued pursuant to the terms of a private placement offering as discussed in the following paragraph in satisfaction of $500,000 of the note. The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.

In October 1999 and December 1999, we issued 1,404,637 and 732,000 shares of common stock, respectively, to twenty-one and twenty-two accredited investors, respectively, under a private placement offering ("Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of the common stock for the ten
(10) business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,243, net of offering costs of $683,827, which included $525,919, or 6.5% of the Offering, paid to Pennsylvania Merchant Group ("PMG") as Placement Agent. Of the shares issued in October 1999, 153,846 were issued in satisfaction of the $500,000 our outstanding short-term note payable (see Note 8 of Notes to Financial Statements).

In accordance with the terms of the Offering, we also issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05.

As additional compensation for acting as placement agent for the Offering, we issued warrants to PMG for the purchase of 36,924, 18,900, 19,950, 8,890, and 3,500 shares of common stock with exercise prices of $3.25, $8.00, $7.44, $7.41, and $7.31, respectively. The warrants are immediately exercisable, carry a five-year term, piggyback registration rights, and cashless exercise provisions.

In accordance with the terms of the Offering, we filed a registration statement on Form SB-2 with the SEC registering 3,782,360 shares of common stock. This registration statement became effective on January 18, 2000. The registered shares include the 2,136,637 shares issued in October and December 1999 and 1,645,723 shares which are issuable upon exercise of warrants to purchase common stock issued to the holders of the shares issued in October and December 1999, PMG and Kingship Ltd., as described in this section.


ITEM 6. SELECTED FINANCIAL DATA


                                                  FROM           FROM
                                YEAR ENDED    INCEPTION TO   INCEPTION TO
                                 DECEMBER       DECEMBER       DECEMBER
                                 31, 1999       31, 1998       31, 1999
                               -------------  -------------  -------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA

Operating revenue ........    $     55,438     $       --       $     55,438

                              ------------     ------------     ------------
Cost of sales ............         127,345             --            127,345
                              ------------     ------------     ------------
Operating expenses:

  Research and development         906,532             --            906,532
  Selling, general
   administrative.........       4,094,505          289,211        4,383,716

  Depreciation and
   amortization ..........         270,908              559          271,467

                              ------------     ------------     ------------

Total operating expenses .       5,271,945          289,770        5,561,715

                              ------------     ------------     ------------

Interest and other .......         129,096             --            129,096

                              ------------     ------------     ------------

Net loss .................    $ (5,472,948)    $   (289,770)    $ (5,762,718)

                              ============     ============     ============
Per share information:

Net loss .................    $       (.50)    $       (.03)    $       (.54)

                              ============     ============     ============
Weighted average common

shares outstanding .......      10,876,096       10,030,000       10,625,039

                              ============     ============     ============


CONSOLIDATED BALANCE          DECEMBER      DECEMBER
SHEET DATA                    31, 1999      31, 1998
                             ----------    ----------

Working capital (deficit)    $6,288,217    $ (303,926)
Current assets ..........     7,490,648       387,980
Total assets ............     9,398,168       407,530

Long-term obligations, net
 of current portion......       259,694         5,300
Total stockholders'
equity (deficit) ........     7,936,043      (289,676)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods ended December 31, 1999 and 1998. It should be read in conjunction with the Consolidated Financial Statements of the Company, the accompanying notes, and other financial information included elsewhere in this annual report on Form 10-K.

GENERAL


billserv.com, Inc. is a service bureau consolidator in the electronic bill presentment and payment ("EBPP") industry. A development stage enterprise, we generated our first operating revenues in the fourth quarter of 1999. We intend to generate four principal revenue streams: Internet billing services, Internet publishing of statements, customer care services through Internet and traditional telephony technologies, and professional services associated with the implementation and maintenance of these Internet technologies. We have a limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, improve our web site, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations.


Since inception, we have incurred losses and as of December 31, 1999, we have an accumulated deficit of $5,772,654. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) capture a major portion of the medium-to-large size market of billers as our customer base, (c) drive the consumer adoption rate of EBPP, and (d) meet changing customer requirements and technological changes in an emerging market. Accordingly, we intend to invest heavily in product development, technology, and operating infrastructure development as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed operating expenses, achieving profitability depends on our ability to generate a high volume of revenues. As a result of our limited operating history and the emerging nature of the markets in which we competes, we are unable to accurately forecast its revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results will depend on the volume of transactions completed and related services rendered. The timing of such services and transactions and our ability to fulfill a biller's demands are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have an adverse effect on our business, prospects, financial condition, and results of operations. Further, we may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999


Our activities for the year ended December 31, 1999, resulted in a net operating loss of $5,472,948. We generated our first revenues totaling $55,438 during the fourth quarter of the year, comprised principally of design and implementation fees related to our eServ product. While insignificant in size, included in fourth-quarter revenue are transaction fees for electronic bills presented for our first live customers. We anticipate that we will continue to generate eServ revenues related to design and implementation fees in the foreseeable future. However, fees earned from EBPP transactions will become a more significant portion of our revenues in future periods as the use of EBPP by consumers becomes more commonplace and widespread.

Cost of sales includes the cost of technical and support personnel who design specific EBPP components for billers, process data, and perform customer care. Cost of sales also includes fees paid to third parties for the presentation of electronic bills on web sites owned by those parties.

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services purchased from the Consulting Group which totaled approximately $400,000, for the twelve months ended December 31,1999. We built sales and marketing teams during the year, opening sales offices in Arizona, California, Massachusetts, New Jersey, North Carolina, Pennsylvania, Colorado, and Texas. We plan to increase its marketing and sales capacities through various activities, including advertising in trade publications, promotional activities, and aggressive trade show attendance.

Research and development expenses totaled $906,532 for the twelve months ended December 31, 1999. We devoted these resources to development of its technology infrastructure and operating systems. We will continue to invest significantly in research and development, particularly in the development of its technology infrastructure and operating systems in anticipation and support of revenue growth, quality improvement, and efficiency enhancement opportunities.


General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal, and administrative personnel, as well as professional and consulting fees and other general corporate expenses. For the year ended December 31, 1999, financial and investor relations services provided under the Consulting Agreement totaled $650,000. The Consulting Agreement expired on October 31, 1999. During the fourth quarter of 1999 the Company began to perform the Investor Relations function from corporate headquarters. We spent approximately $41,000 during the months of November and December for the transitional period as all investor relations functions was transferred to corporate headquarters. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to the growth of its business.


RESULTS OF OPERATIONS - FROM INCEPTION TO DECEMBER 31, 1998

Our activities for the five-month period from inception to December 31, 1998, resulted in net operating losses of $289,770. We generated no revenues during the period. Operating expenses were generally not incurred until December 1998.

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services totaling $50,000 under a consulting agreement with the Consulting Group. We expanded our sales and marketing staff subsequent to December 31, 1998, and intend to continue such expansion through 1999. We will also increase marketing and sales capabilities through various marketing and sales activities, including advertising in trade publications, promotional activities and aggressive trade show attendance. Therefore, we expect marketing and sales expense to increase substantially.

General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal, and administrative personnel, as well as professional and consulting fees and other general corporate expenses. In 1998, financial and investor relations services provided by the Consulting Group, a related party, totaled $100,000. We expanded our general and administrative staff subsequent to December 31, 1998 and intend to continue such expansion. Therefore, we expect general and administrative expenses to increase substantially as we incur additional costs related to the growth of our business.

LIQUIDITY AND CAPITAL RESOURCES

From inception to date, we have funded operations through equity infusions. We issued 946,428 shares of common stock in exchange for $5.3 million in cash on June 11, 1999, pursuant to Regulation S. Advances toward the placement totaling $2 million were repaid from the proceeds of the placement. Additionally, $1 million due to a related party for investor and public relations services was paid from the proceeds and $200,000 was reserved for future payments due under a consulting agreement.

We issued a short-term note payable to an accredited investor for $1 million in August 1999. The note was issued as bridge financing until such time that we could obtain additional equity funding. One half of the short-term note payable, or $500,000, was converted into common stock under the Offering in October 1999. The remaining $500,000 was repaid on October 18, 1999.


In October 1999 and December 1999, we issued 1,404,637 and 732,000 shares of common stock, respectively, to twenty-one and twenty-two accredited investors, respectively, under a private placement offering ("Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of our common stock for the ten
(10) business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,243.


In accordance with the terms of the Offering, we also issued three-year warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05. If all of the placement warrants are exercised, we will receive proceeds of $5,267,389.

At December 31, 1999, we had positive working capital of $6,288,217. During 1999 we made significant expenditures and commitments for capital improvements consistent with anticipated growth in operations, infrastructure, and personnel. We anticipate we will make additional investments in and for capital improvements ranging from $1 to $4 million, depending upon the availability of additional financing and the rate at which consumer demand for EBPP and customer care develops. We will finance these investments with cash on hand and continue to seek additional financing, either through the use of equipment leasing arrangements, borrowings, or equity financing. utilizing proceeds of the Offering completed in the fourth quarter of 1999.

We purchased the domain name bills.com for $75,000 in April 1999, at which time we announced the establishment of our own Internet portal at the web site www.bills.com. We are amortizing the purchase price over a five-year period. The operations of the Internet portal have been organized under "bills.com, Inc.," a Delaware corporation that operates as a wholly owned subsidiary. The portal is currently available for consumer use and interaction. We will continue to develop the web site and to enhance its design. We expect that bills.com will generate revenues through Internet banner advertising on its web site, as well as through sponsorship agreements with other Internet portals. We believe that companies will purchase space on the bills.com web site in order to take advantage of the potentially large number of consumers who will use the site as an Internet bill presentment and payment service. We currently plan to invest only limited funds to support and market the portal; however we could at any time decide to devote additional financial resources to the portal.

We have engaged Pennsylvania Merchant Group to provide strategic and financial advisory services, including analysis of markets, products, positioning, financial models, organizations and staffing, potential strategic alliances, capital requirements, and funding options. In exchange for these advisory services, we issued a warrant to PMG to purchase 111,085 shares of common stock at an exercise price of $6.75 per share (which represents the average closing price of our stock over the twenty (20)-day period preceding May 18, 1999). The warrant is immediately exercisable and expires in five (5) years. This warrant was issued in accordance with exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair-value based method of accounting, we recorded $356,583 of expense and a corresponding credit to paid-in capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Consolidated Statement of Operations for the year ended December 31, 1999.


We secured long-term financing for portions of our computer, software, and telephone systems and furniture during 1999. We entered into five three-year capital leases for approximately $211,867, carrying interest rates of 10.8% per annum. The terms of the leases include a requirement of security totaling 50% of the total lease, for which we purchased a certificate of deposit for $105,000. The security deposit of $105,000 is included in Other Assets on our Consolidated Balance Sheet as of December 31, 1999. Additionally, we entered into a two-year capital lease totaling $487,131, carrying an interest rate of approximately 17%. The terms of the lease include a requirement of an initial security in the form of a certificate of deposit equal to 70% of the total dollars financed, 25% of which will be released on each six-month anniversary of the lease inception date. A security deposit of $170,496 is included in Other Current Assets and a deposit of $170,496 is included in Other Assets on the Consolidated Balance Sheet as of December 31, 1999.


As of December 31, 1999 our headquarters were housed in approximately 10,000 square feet of leased office space in San Antonio, Texas. We anticipate acquiring additional leased space to meet the needs of our expanding clerical, administrative, and sales activities and the establishment of a customer care center within the next twelve months. Additionally, we lease sales offices in Hollidaysburg, Pennsylvania; Dallas, Texas; Phoenix, Arizona; Denver, Colorado; and Los Angeles, California, and plan to open additional sales offices throughout the United States.

In order to fully execute our operating plans for sales and marketing, research and development, and the full- service eCare solution, we will need to secure additional financing. We will pursue a strategy on a somewhat limited scope until additional financing is obtained. We currently plan to issue additional equity securities, enter into capital lease financing arrangements, and in the longer term, expend revenue from operations.

YEAR 2000 COMPLIANCE

We are not aware of any significant adverse effects of Year 2000 on our systems and operations, or those of our customers, or partners, or suppliers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Accountants                                             37

Consolidated Balance Sheets at December 31, 1999, and 1998                    38


Consolidated Statements of Operations for the year ended
  December 31, 1999, from July 30, 1998 (inception) to December 31, 1998
  and from inception to December 31, 1999                                     39


Consolidated Statement of Changes in Shareholder's Equity (Deficit)
  from inception to December 31, 1999                                         40

Consolidated Statements of Cash Flows for the year ended
  December 31, 1999, from July 30, 1998 (inception) to December 31, 1998
  and from inception to December 31, 1999                                     41

Notes to Consolidated Financial Statements                                    43

                        REPORT OF INDEPENDENT ACCOUNTANTS


To Board of Directors and Shareholders of billserv.com, Inc.


      We have audited the accompanying consolidated balance sheets of billserv.com, Inc. and subsidiary (a development stage company) as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1999 and the period from inception (July 30, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of billserv.com, Inc. and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception (July 30, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.




San Antonio, Texas
January 27, 2000

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    1999             1998
                                                                ------------     ------------

Assets:

       Cash and cash equivalents ...........................    $  7,069,423     $    329,618
       Accounts receivable .................................          10,227             --
       Related party accounts receivable ...................          30,222           24,000
       Prepaid expenses ....................................         166,820            3,213
       Deposits ............................................          25,420           31,149
       Other current assets ................................         188,536             --
                                                                ------------     ------------
       Total current assets ................................       7,490,648          387,980

       Property and equipment, net of accumulated
          depreciation and amortization of $258,055
          and $559 for 1999 and 1998, respectively..........       1,513,510           19,550
       Other assets ........................................         394,010             --
                                                                ------------     ------------
       Total assets ........................................    $  9,398,168     $    407,530
                                                                ============     ============

Liabilities & shareholders' equity (deficit):

       Current liabilities:
         Accounts payable ..................................    $    589,480     $      3,779
         Accrued expenses ..................................         296,452           38,127
         Current portion of obligations under capital leases         309,313             --
         Other current liabilities .........................           7,186             --
         Advance from shareholders .........................            --            500,000
         Accounts payable, related party ...................            --            150,000
                                                                ------------     ------------
       Total current liabilities ...........................       1,202,431          691,906

      Obligations under capital leases, less current portion         254,394             --
      Equity subject to potential redemption ...............           5,300            5,300
       Shareholders' equity (deficit):
         Common stock, $.001 par value, 200,000,000 shares
            authorized; 13,113,065 issued and outstanding
            at December 31, 1999, 10,030,000 issued and
            outstanding at December 31, 1998................          13,113           10,030
         Paid-in capital ...................................      13,695,584             --
         Deficit accumulated during the development stage ..      (5,772,654)        (299,706)
                                                                ------------     ------------

       Total shareholders' equity (deficit) ................       7,936,043         (289,676)
                                                                ------------     ------------
       Total liabilities and shareholders' equity (deficit)     $  9,398,168     $    407,530
                                                                ============     ============

                 See notes to consolidated financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        JULY 30,         JULY 30,
                                                          1998             1998
                                      YEAR ENDED     (INCEPTION) TO   (INCEPTION) TO
                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                         1999             1998             1999
                                     ------------     ------------     ------------
   Revenues .....................    $     55,438     $       --       $     55,438

   Cost of sales ................         127,345             --            127,345
                                     ------------     ------------     ------------

   Gross margin .................         (71,907)            --            (71,907)

   Operating expenses

     Research and development ...         906,532             --            906,532
     Selling expenses ...........       1,750,615           88,298        1,838,913
     General and administrative .       2,343,890          200,913        2,544,803
     Depreciation & amortization          270,908              559          271,467

                                     ------------     ------------     ------------
   Total operating expenses .....       5,271,945          289,770        5,561,715
                                     ------------     ------------     ------------
   Operating loss ...............      (5,343,852)        (289,770)      (5,633,622)
                                     ------------     ------------     ------------

   Other income (expense):
     Interest income ............          88,661             --             88,661
     Interest expense ...........        (202,366)            --           (202,366)

     Other income (expense) .....         (15,391)            --            (15,391)
                                     ------------     ------------     ------------
   Total other income (expense) .        (129,096)            --           (129,096)
                                     ------------     ------------     ------------
   Loss before income taxes .....      (5,472,948)        (289,770)      (5,762,718)

   Income taxes .................            --               --               --
                                     ------------     ------------     ------------
   Net loss .....................    $ (5,472,948)    $   (289,770)    $ (5,762,718)
                                     ============     ============     ============

   Net loss per common share -
       basic and diluted ........    $      (0.50)    $      (0.03)    $      (0.54)

                                     ============     ============     ============

   Weighted average common
       shares outstanding - basic
       and diluted ..............      10,876,096       10,030,000       10,625,039
                                     ============     ============     ============


                 See notes to consolidated financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                       DEFICIT
                                                                                     ACCUMULATED       TOTAL
                                                                      ADDITIONAL     DURING THE     SHAREHOLDERS'
                                       COMMON STOCK                     PAID-IN      DEVELOPMENT       EQUITY
                                          SHARES          AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                       -----------------------------------------------------------------------
Balance July 30, 1998
   (date of inception) ...........          1,000         $   --        $  --            $  --           $  --
Acquisition of shares and
   reverse merger, December 9,1998     10,029,000         10,030           --           (4,636)          5,394

Reclass of equity subject to
   potential redemption ..........           --             --             --           (5,300)         (5,300)
                                       -----------------------------------------------------------------------
Net loss from inception (July 30,
  1998 to December 31, 1998) .....           --             --             --         (289,770)       (289,770)
                                       -----------------------------------------------------------------------


Balance at December 31, 1998 .....     10,030,000         10,030           --         (299,706)       (289,676)

Issuance of Common Stock Warrants,
   May 18, 1999 ..................           --             --          356,583           --           356,583
Shares issued under Regulation S,
   June 11, 1999 .................        946,428            946      5,299,054           --         5,300,000
Issuance of Common Stock Warrants,
   August 6, 1999 ................           --             --          134,845           --           134,845
Issuance of Common Stock,
   October 15, 1999 ..............      1,230,791          1,231      3,665,608           --         3,666,839
Issuance of Common Stock,
   October 22, 1999 ..............         20,000             20         59,565           --            59,585
Issuance of Common Stock,
   October 22, 1999, in exchange
   for debt ......................        153,846            154        490,057           --           490,211
Issuance of Common Stock,
   December 16, 1999 .............        270,000            270      1,361,019           --         1,361,289
Issuance of Common Stock,
   December 17, 1999 .............        285,000            285      1,436,629           --         1,436,914
Issuance of Common Stock,
   December 21, 1999 .............        127,000            127        640,184           --           640,311
Issuance of Common Stock,
   December 22, 1999 .............         50,000             50        252,040           --           252,090
Net loss for the year ended
   December 31, 1999 .............           --             --             --       (5,472,948)     (5,472,948)
                                       -----------------------------------------------------------------------
Balance at December 31, 1999 .....     13,113,065    $    13,113    $13,695,584    $(5,772,654)    $ 7,936,043
                                       =======================================================================



                 See notes to consolidated financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR         JULY 30, 1998    JULY 30, 1998
                                                             ENDED        (INCEPTION) TO    (INCEPTION) TO
                                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              1999             1998             1999
                                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................    $ (5,472,948)    $   (289,770)    $ (5,762,718)
 Adjustments to reconcile net loss to net
        cash used in operating activities:
 Issuance of common stock warrants ...................         491,428             --            491,428
 Depreciation and amortization .......................         270,908              559          271,467
 Changes in current assets and current liabilities:
 (Increase) decrease in accounts receivable ..........         (10,227)            --            (10,227)
 (Increase) decrease in related party ................          (6,222)         (24,000)         (30,222)
 (Increase) decrease in prepaid expenses
       and other current assets ......................        (346,414)         (34,362)        (380,776)
 Increase (decrease) in accounts payable and
       accrued liabilities ...........................         844,026          191,906        1,035,932
 Increase (decrease) in accounts payable related party        (150,000)            --           (150,000)
 Increase (decrease) in other current liabilities ....           7,186             --              7,186
                                                          ------------     ------------     ------------
 Net cash used in operating activities ...............      (4,372,263)        (155,667)      (4,527,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ..................      (1,052,459)         (20,109)      (1,072,568)
 Purchase of long-term investments ...................        (275,496)            --           (275,496)
 Purchase of intangible assets .......................         (75,000)            --            (75,000)
 Capital lease set-up fee ............................         (11,884)            --            (11,884)
 Long-term deposits ..................................         (45,041)            --            (45,041)
 Proceeds of acquisition/merger ......................            --              5,394            5,394
                                                          ------------     ------------     ------------
 Net cash used in investing activities ...............      (1,459,880)         (14,715)      (1,474,595)
                                                          ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advance from shareholders ...........................       1,500,000          500,000        2,000,000
 Repayment to shareholders ...........................      (2,000,000)            --         (2,000,000)
 Proceeds from notes payable .........................       1,000,000             --          1,000,000
 Principal payments for notes payable ................        (500,000)            --           (500,000)
 Principal payments for capital lease obligations ....        (135,291)            --           (135,291)
 Issuance of common stock ............................      12,707,239             --         12,707,239
                                                          ------------     ------------     ------------
 Net cash provided by financing activities ...........      12,571,948          500,000       13,071,948
                                                          ------------     ------------     ------------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS ....................................       6,739,805          329,618        7,069,423
                                                          ------------     ------------     ------------

CASH AND CASH EQUIVALENTS,
      beginning of period ............................         329,618             --               --
                                                          ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period .............    $  7,069,423     $    329,618     $  7,069,423
                                                          ============     ============     ============

NON-CASH INVESTING AND
      FINANCING ACTIVITIES
 Purchases of equipment under capital leases .........    $    563,707     $       --       $    563,707
                                                          ============     ============     ============
 Conversion of debt to equity ........................    $    500,000     $       --       $    500,000
                                                          ============     ============     ============


                See notes to consolidated financial statements.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

billserv.com, Inc. and its wholly owned subsidiary, bills.com (`billserv.com" or "the Company") is a service bureau clearinghouse in the electronic bill presentment and payment ("EBPP") industry. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. We were incorporated on July 30, 1998 under the laws of the state of Texas for the purpose of providing billing services over the Internet. billserv.com, having no substantial assets, was acquired by and merged with and into Goldking Resources, Inc. ("Goldking"). A shareholder of Goldking transferred 4,000,000 shares of stock to the principals and certain key employees of billserv.com in exchange for all 1,000 shares of billserv.com stock.

The shares of Goldking, a Nevada corporation formed to develop mineral rights, are traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("NASD OTC BB"). On December 3, 1998, Goldking Resources, Inc. changed its name to billserv.com, Inc. and began trading under the symbol BLLS.

The acquisition has been accounted for as a "reverse acquisition" under the purchase method. Paid-in capital has been credited for $5,394, the fair value of the tangible net assets of Goldking. The results of operations of Goldking have been included in our financial statements from December 9, 1998.

BASIS OF PRESENTATION

Our principal activities have been research and development, raising of capital, and organizational activities. We began our operations in November 1998. No revenue was recorded during 1998. As a result of our current activities, we are considered a development stage company. We have incurred losses during our first year of operation and expect to incur losses during the current year and in subsequent years as development efforts continue after the commencement of generation of revenue. We plan to meet capital requirements primarily through funding under borrowings and issuance of equity securities, capital lease financing, and in the longer term, revenue from services. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

COMPREHENSIVE LOSS

Comprehensive loss is the same as net loss for the periods ended December 31, 1999 and 1998.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, bills.com, which is wholly owned. All significant inter-company accounts and transactions have been eliminated.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION POLICIES

Revenue consists of design implementation fees, transaction fees, and professional and consulting fees. Recognition of design implementation fee revenue is recognized when customer set-up is complete. Transaction fees are recognized as revenue upon completion of transactions. Professional and consulting fees are recognized when services are rendered.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and consist principally of payroll and related expenses for development personnel.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. We incurred $439,338 and $0 in advertising costs in 1999 and 1998, respectively.

INCOME TAXES

We record income tax using the liability method (see Note 11). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

We have adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and elected to use the intrinsic value method in accounting for our stock option plans. Accordingly, no compensation cost has been recognized in the financial statements for these plans. The pro forma effects of fair value accounting for compensation costs related to options on net loss and loss per share are disclosed in Note 13.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of the stock options and warrants described in Notes 13 and 14, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments; therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.



2. ISSUANCE OF CAPITAL STOCK

On June 11, 1999, we issued 946,428 shares of common stock to two corporate investors, in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S. Neither investor is a "U.S. person" under Regulation S. Proceeds of this offering were used to repay advances from the Consulting Group totaling $2.0 million and to fund contractual commitments totaling $1.2 million for fund-raising and public and investor relations services performed or to be performed by the Consulting Group, and for other general corporate operating purposes.

In October 1999 and December 1999, we issued 1,404,637 and 732,000 shares of common stock, respectively, to twenty-one and twenty-two accredited investors, respectively, under a private placement offering ("Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a
                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

discount upon the average reported closing sale price of the common stock for the ten (10) business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,243, net of offering costs of $683,827, which included $525,919, or 6.5% of the Offering, paid Pennsylvania Merchant Group ("PMG") as Placement Agent. Of the shares issued in October 1999, 153,846 were issued in satisfaction of the $500,000 our outstanding short-term note payable (See Note 8).

In accordance with the terms of the Offering, we also issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05.

As additional compensation for acting as placement agent for the Offering, we issued warrants to PMG for the purchase of 36,924, 18,900, 19,950, 8,890, and 3,500 shares of common stock with exercise prices of $3.25, $8.00, $7.44, $7.41, and $7.31, respectively. The warrants are immediately exercisable, carry a five-year term, piggyback registration rights, and cashless exercise provisions.

In accordance with the terms of the Offering, we filed a registration statement on Form SB-2 with the SEC registering 3,782,360 shares of common stock. This registration statement became effective on January 18, 2000. The registered shares include the 2,136,637 shares issued in October and December 1999 and 1,645,723 shares which are issuable upon exercise of warrants to purchase common stock issued to the holders of the shares issued in October and December 1999, PMG and Kingship LTD, as described in this section.


3. PROPERTY AND EQUIPMENT, NET

The following is a summary of our property and equipment at December 31, 1999 and 1998:

                                       DECEMBER 31,    DECEMBER 31,
                                           1999           1998
                                       -----------     -----------
Furniture and fixtures ............    $   216,824     $      --
Equipment .........................        954,123          20,109
Software ..........................        545,382            --
Leasehold improvements ............         55,236            --
                                       -----------     -----------
                                         1,771,565          20,109

Less: accumulated depreciation and
      amortization ................       (258,055)           (559)
                                       -----------     -----------
Total - property and equipment, net    $ 1,513,510     $    19,550
                                       ===========     ===========

Depreciation expense as reported in our Consolidated Statements of Operations included $133,802 of depreciation expense related to our capital leases. For the periods ended December 31, 1999 and 1998, we recorded approximately $257,496 and $559, respectively, of depreciation expense related to its fixed assets.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

4. OTHER ASSETS

We purchased the domain name bills.com for $75,000 in April 1999. We use the domain name for our own Internet portal at the web site www.bills.com. The purchase price of the domain name is included on our Consolidated Balance Sheet in Other Assets. We are amortizing the amount over a five-year period. At December 31, 1999, accumulated amortization related to this asset was $7,500.

Additionally, certificates of deposit purchased for security of long-term capital leases totaling $445,992 are classified under Other Assets.


5. ACCRUED EXPENSES

Accrued expenses consist of the following balances:

                                          DECEMBER 31,  DECEMBER 31,
                                             1999          1998
                                          -----------   -----------
               Accrued salaries ........    $132,456    $   --
               Accrued vacation ........      65,234       4,635
               Accrued professional fees      79,686      11,552
               Accrued other ...........      19,075      21,940
                                            --------    --------
               Total ...................    $296,452    $ 38,127
                                            ========    ========


6. OBLIGATIONS UNDER CAPITAL LEASES

Property held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Property held under a capital lease is amortized on a straight-line basis over the estimated useful life of the assets. Amortization of property held under capital leases is included with depreciation expense. At December 31, 1999, there was $698,998 of office and computer equipment held under capital leases.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of December 31, 1999:

Year ending December 31,

                2000..............................    $ 372,379
                2001..............................      227,689
                2002..............................       44,654
                                                      ---------
                Total minimum lease payments .....      644,722
                Less: amount representing interest      (81,015)
                                                      ---------
                                                        563,707
                Less: current portion ............     (309,313)
                                                      ---------
                Obligations under capital leases .    $ 254,394
                                                      =========

These obligations are classified as capital leases due to the bargain purchase option contained therein.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

7. OPERATING LEASES

We lease office space and other equipment under noncancelable operating leases expiring in 2004. Rental expense under operating leases for the year ended December 31, 1999, was $116,221. Future minimum lease payments required under our leases, by year and in the aggregate, consist of the following at December 31, 1999:

Year ending December 31,

         2000                                       $     207,701
         2001                                              50,120
         2002                                               5,637
         2003                                               5,637
         2004                                               3,043
                                                  ----------------
         Total minimum lease payments                $    272,138
                                                  ================


8. NOTE PAYABLE

On August 6, 1999, we issued a one-year unsecured note payable for $1 million to an accredited investor, which bears interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement our cash reserves until future equity financing was obtained. In connection with the issuance of the note, we paid a $20,000 loan origination fee to a venture capitalist firm. Additionally, as part of the debt issuance, we issued a warrant to the accredited investor for the purchase of 41,237 shares of common stock at an exercise price of $6.0625, which represents the average reported closing sale price of the common stock for the ten (10) business days immediately preceding the closing agreement. The warrant is immediately exercisable and carries a term of five years and piggyback registration rights. On October 22, 1999, 153,846 shares of common stock were issued pursuant to the terms of the Offering (see Note 2) in satisfaction of $500,000 of the note. The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.


9. RELATED PARTY TRANSACTIONS

We entered into an agreement ("Consulting Agreement") to receive financial consulting, public relations services, advertising services, and investor relations services from a group of minority shareholders ("Consulting Group"). The agreement provided for services totaling $1.2 million and was effective from November 1, 1998 to October 31, 1999. We paid $1 million due to the Consulting Group under the agreement from the proceeds of the Regulation S offering completed on June 11, 1999. The remaining $200,000 under the agreement was paid to the Consulting Group during the third quarter of 1999. At December 31, 1998, $150,000 due to the Consulting Group was reported as Accounts Payable, Related Party.

On September 30, 1999, we loaned $25,000 to an officer of the Company. The loan was paid in full, including interest at 8%, on February 3, 2000 and is included on our Consolidated Balance Sheet at December 31, 1999 as Accounts Receivable, Related Party.

On December 29, 1998, we loaned $24,000 to the same officer. The loan was repaid on January 4, 1999, and is included on our Consolidated Balance Sheet as Accounts Receivable, Related Party at December 31, 1998.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

10. STATEMENT OF CASH FLOW

Cash paid during the year for income taxes and interest:

                                                     DECEMBER 31,
                                                  1999         1998
                                                ----------   ----------
   Interest                                      $ 28,933     $  --
                                                ==========   ==========
   Income taxes                                  $   --       $  --
                                                ==========   ==========


11. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

                                                 DECEMBER 31,
                                              1999          1998
                                           -----------     -------
     Deferred tax assets:
     Start-up and organizational costs     $   283,075     $  --
        Amortization ..................          2,210        --
        Research credit ...............         38,153        --
        Net operating loss ............      1,683,551      98,000
        Trademark cost ................            774        --
                                           -----------     -------
                                             2,007,763      98,000
     Valuation allowance ..............     (1,990,513)    (98,000)
                                           -----------     -------

     Total deferred tax asset .........    $    17,250     $  --
                                           ===========     =======

     Deferred tax liabilities:
        Depreciation ..................    $    11,558     $  --
        Prepaid expenses ..............          5,692        --
                                           -----------     -------
     Total deferred tax liabilities ...         17,250        --
                                           ===========     =======

     Net deferred tax asset (liability)    $      --       $  --
                                           ===========     =======

At December 31, 1999, we realized a net operating loss for tax purposes of approximately $4,950,000 which expires in 2020. The $290,000 net operating loss generated in the period December 31, 1998 has been reclassified in the current year as a start-up deferred tax asset. We have a research and development credit of approximately $38,000 which expires in 2015. Recent legislation regarding the research and development tax credit extended the utilization period. However, use of the credit is suspended during certain periods. We intend to utilize the research and development credit during the applicable periods. For financial reporting purposes, a valuation allowance of approximately $1,991,000 has been recognized to offset the deferred tax assets related to various temporary differences at December 31, 1999.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

11. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                    DECEMBER 31,
                                                1999            1998
                                            ---------------------------
        Tax at U.S. statutory rate - 34%    $(1,860,802)    $   (98,000)

        Change in valuation allowance ..      1,892,513          98,000
        Permanent and other differences           6,442            --
        Research credit ................        (38,153)           --
                                            -----------     -----------
        Income tax expense .............    $      --       $      --
                                            ===========     ===========


12. EQUITY SUBJECT TO POTENTIAL REDEMPTION

On or about December 3, 1998, when we were under the control of former management and known as Goldking Resources, Inc., concluded an offering of approximately 5.3 million shares of common stock. This transaction was completed through the cancellation of approximately 6.2 million shares, held by shareholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new shareholders, who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold the shares into the secondary market. Form D was filed with the SEC to timely report the transaction, and an exemption under Rule 504 was claimed. The SEC has challenged the validity of this claimed exemption.

We dispute the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which subjects us to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. We dispute any such liability.

Additionally, while we also disputes the following assertions, it is possible that shareholders who purchased the shares described above may have the right under state and federal securities laws to require us to repurchase their shares for the amount originally paid, plus interest. We dispute any such liability.

Based upon the best information available at this time, we have calculated a range of possible, but disputed, exposure that exists in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, we could be liable to the 15 new shareholders, and to any shareholder that immediately purchased from these 15 shareholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of common stock, weighted for reported daily volume, during December 1998 and January 1999; then number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

13. EMPLOYMENT BENEFIT PLANS

STOCK OPTION PLAN

The Board of Directors and shareholders adopted the 1999 Employees Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options and non-qualified stock options as well as restricted stock to key employees. A total of 2,000,000 shares of common stock have been reserved under the Employee Plan.

Under the terms of the Employee Plan, the exercise price of incentive stock options must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. At December 31, 1999, options to purchase 944,300 shares had been granted under the Employee Plan.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by shareholders in 1999 and covers an aggregate of 500,000 shares of common stock. Under the Director Plan, which is administered by the a committee of no less than two board members and two disinterested persons, non-employee directors may be granted options to purchase shares common stock at 100% of fair market value on the date of grant. At December 31, 1999, options to purchase 120,000 shares had been granted under the Non-Employee Plan.

SUPPLEMENTAL DISCLOSURES FOR STOCK-BASED COMPENSATION

Activity under the Plans from inception to December 31, 1999 is as follows:

                                                              WEIGHTED AVG.
                                                 NUMBER OF      EXERCISE
                                                   SHARES        PRICE
                                                 ----------     --------
           Inception of Plan, January 1, 1999
              Granted .......................     1,091,300     $   3.86
              Canceled ......................       (27,000)        3.93
              Exercised .....................          --            --
                                                 ----------     --------
           Outstanding, December 31, 1999 ...     1,064,300     $   3.86
                                                 ==========     ========

Summarized information about stock options outstanding at December 31, 1999 is as follows:


                                  OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                  ----------------------  --------------------
                                   WEIGHTED
                                   AVERAGE     WEIGHTED              WEIGHTED
         RANGE OF       OPTIONS   REMAINING    AVERAGE     NUMBER     AVERAGE
         EXERCISE        OUT-    CONTRACTUAL   EXERCISE      OF      EXERCISE
          PRICES       STANDING      LIFE       PRICE      OPTIONS     PRICE
        -------------  ---------  -----------  ---------  ---------  ---------
                $2.81    470,000       9.01    $    2.81      0      $       0
        $3.75 - $4.38    273,600       9.49    $    4.32      0      $       0
        $4.50 - $5.19    290,700       9.67    $    4.94      0      $       0
        $5.31 - $7.63     30,000       9.68    $    5.78      0      $       0
                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

13. EMPLOYMENT BENEFIT PLANS (CONTINUED)

STOCK OPTION PLAN (continued)

The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

              Dividend yield                       none
              Expected volatility                  1.02
              Risk-free interest rate             6.25%
              Expected life                        3.5

Had compensation cost for our 1999 stock option grants been determined consistent with SFAS 123, net loss and net loss per share would approximate the pro forma amounts below:

                                                         NET LOSS
                                         NET LOSS        PER SHARE
                                         --------        ---------
              As reported:            $ (5,472,948)      $ (0.50)
              Pro forma:              $ (6,476,551)      $ (0.60)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

STOCK PURCHASE PLAN

We have a 1999 Employee Stock Purchase Plan ("Purchase Plan") that was approved by the stockholders at the 1999 Annual Meeting of Stockholders. The Purchase Plan allows eligible employees to purchase billserv.com common stock at regular intervals by means of wage and salary deferrals. The first offering period under the Purchase Plan began January 1, 2000, and accordingly, no shares were issued under the Purchase Plan in 1999.

401(K) PLAN

We adopted a 401(K) plan in May 1999. No employer contributions were made for the year ended December 31, 1999.


14. STOCK WARRANTS

On May 7, 1999, we contracted to issue warrants for the purchase of up to 500,000 shares of common stock to Southwest Business Corporation ("SWBC") of San Antonio, Texas. Subject to specific performance criteria in sales and marketing of our products, SWBC may earn the right to purchase shares of common stock, at the closing bid price as of May 7, 1999 ($6.50), over a three-year term. If SWBC meets the contract requirements, the warrant will be issued in accordance with an exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. No warrants had been issued as of December 31, 1999. Pursuant to the performance terms of the agreement, the number of shares underlying the warrant was reduced to 375,000 on January 1, 2000.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

14. STOCK WARRANTS (CONTINUED)

On May 18, 1999, we contracted with Pennsylvania Merchant Group ("PMG") to provide strategic and financial advisory services. In exchange for these advisory services, we issued to PMG a warrant to purchase 111,085 shares of our common stock at an exercise price of $6.75 per share (which represents the average closing price of the stock over the twenty (20)-day period preceding May 18, 1999). The warrant is exercisable for five (5) years. This warrant was issued in accordance with an exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value-based method of accounting, we recorded $356,583 of expense and a corresponding credit to paid-in capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Statement of Operations for the year ended December 31, 1999. No shares had been exercised as of December 31, 1999.

As part of the August 1999 debt issuance, we issued a warrant to the accredited investor for the purchase of 41,237 shares of the common stock at an exercise price of $6.0625, which represents the average reported closing sale price of the common stock for the ten (10) business days immediately preceding the loan agreement. The warrant is immediately exercisable and carries a term of five years and piggyback registration rights. Using the fair value-based method of accounting, we recorded $134,845 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant. This expense is included in the interest expense line item in the Consolidated Statement of Operations for the year ended December 31,1999. See Note 8.

In connection with the Offering (see Note 2), we issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance, or October 14, 2002. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05.

As part of their compensation for acting as placement agent for the Offering, we issued warrants to PMG for the purchase of 36,924, 600, 18,900, 19,950, 8,890, and 3,500 shares of common stock. The warrants are immediately exercisable, carry a five year term, exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41, and $7.31, respectively, piggyback registration rights, and cashless exercise provision.

                               billserv.com, Inc.
                          (a development stage company)
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

14. STOCK WARRANTS (CONTINUED)

At December 31, 1999, warrants outstanding were as follows:

                      SHARES OF                        AGGREGATE
WARRANT TO PURCHASE   COMMON STOCK   EXERCISE PRICE  EXERCISE PRICE   EXPIRATION DATE
-------------------------------------------------------------------------------------
Common stock          111,085        $     6.75      $  749,824        5/17/2004
Common stock           41,237        $   6.0625      $  250,000         8/5/2004
Common stock           36,924        $     3.25      $  120,003       10/14/2004
Common stock        1,230,791        $     3.75      $4,615,466       10/14/2002
Common stock           20,000        $     3.75      $   75,000       10/25/2002
Common stock          153,846        $     3.75      $  576,923       10/14/2002
Common stock              600        $     3.25      $    1,950       10/25/2004
Common stock           18,900        $     8.00      $  151,200       12/15/2004
Common stock           19,950        $     7.44      $  148,428       12/16/2004
Common stock            8,890        $     7.41      $   65,875       12/20/2004
Common stock            3,500        $     7.31      $   25,585       12/22/2004
                    ---------                        ----------
                    1,645,723                        $6,780,254
                    =========                        ==========


15. COMMON STOCK LISTING

billserv.com common stock began trading on the OTC BB operated by the National Association of Securities Dealers on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. We filed our initial filing on Form 10 with the SEC on June 10 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTC BB's phase-in schedule for the new eligibility rules, our listing on the OTC BB was terminated, and our common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and our stock was relisted on the OTC BB.


16. SUBSEQUENT EVENTS

On January 14, 2000, in accordance with the terms of the private placement, we filed a registration statement registering 3,782,360 shares of our common stock. The registered shares include the 2,136,637 shares issued in October and December 1999 under a private placement offering and 1,645,723 shares which are issuable upon exercise of warrants to purchase common stock issued to the holders of the registered shares, PMG and Kingship LTD, as described in this section. The SEC declared the registration statement effective on January 18, 2000. Subsequent to December 31, 1999, one warrant issued to a participant in the private placement as described above was exercised to purchase 15,400 shares of common stock. Proceeds of the exercised warrant were $57,750.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disagreements with our accountants on any matter of accounting principles or practice or financial statement disclosure.


                                    PART III

Certain information required by Part III is omitted from this Report in that we will file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 25, 2000, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors and executive officers as of February 1, 2000, their respective ages, the year in which each was first elected or appointed a director, and any other office held by each director.

                                                             POSITION HELD
NAME                       AGE   POSITION HELD                   SINCE
----                       ---   -------------               --------------
Michael R. Long             55   Director, Chairman, C.E.O.  December, 1998
Louis A. Hoch               34   Director, President, C.O.O. December, 1998
David S. Jones              26   Director, Executive VP      December, 1998
Lori A. Turner              42   Treasurer, VP, C.F.O.       December, 1998
Marshall Millard            37   Secretary, VP, General      December, 1998
                                  Counsel
E. Scott Crist    (1)       35   Director                    January, 1999
Roger R. Hemminghaus (1)    63   Director                    April, 1999
------------
(1)   Member of the Compensation Committee and Audit Committee

MICHAEL R. LONG became Chairman and Chief Executive Officer as of December 1998. Mr. Long has over 29 years of senior executive management and systems development experience in six publicly traded companies, as well as successfully operating his own systems consulting business. In the past five years, Mr. Long has held positions at U.S. Long Distance Corp., as Vice President of Management Information Systems from December 1993 to August 1996; Billing Concepts, Inc., as Vice President of Information Technologies from August 1996 to June 1997; and Andersen Consulting as Business Development Director, Financial Services, from October 1997 to December

1998. Andersen Consulting is a worldwide consulting firm and affiliate of Arthur Andersen accounting firm. Billing Concepts, Inc. is a leading operator of comprehensive billing systems that collect long-distance charges from telephone users on behalf of more than 1,300 telephone companies.

LOUIS A. HOCH joined billserv.com as President and Chief Operating Officer in December 1998. Mr. Hoch's background has been primarily in the telecommunications industry in which he has over 10 years of experience. Most recently, from April to December 1998, Mr. Hoch was the Subject Matter Expert for Call Centers in Telecom, at Andersen Consulting. His leadership in the call center industry was acknowledged by Andersen Consulting when it classified his processes and technology architecture to be one of its guidelines for best practices in call center development. While employed at Billing Concepts, Inc. from June 1991 to April 1998, Mr. Hoch successfully built large billing systems that were proven flexible enough to sustain exponential growth in record volumes, and call centers that integrated the latest in technology and processes. During his tenure at Billing Concepts, Inc., Mr. Hoch held successive positions: as a Tech Support Representative, Program Analyst, Program Manager, MIS Manager, and finally, Director of Information Technology. Mr. Hoch holds a B.B.A. in Computer Information Systems and an M.B.A. in International Business Management, both from Our Lady of the Lake University. He is certified as a Computer Professional (CCP) by the Institute for Certification of Computing Professionals (ICCP).

DAVID S. JONES joined billserv.com in December 1998 as a director and senior vice president and was appointed executive vice president in November 1999. He has been active in the Internet billing industry almost since its inception. While employed at Billing Concepts, Inc. from 1997-98, Mr. Jones was responsible for defining strategic direction involving Internet technology. Mr. Jones has played an essential role in the development of the necessary relationships needed to be effective in the Internet billing marketplace, and has been directly involved in the marketing of our products. Mr. Jones continues to manage the ongoing development of our systems. From 1996 to 1997, Mr. Jones owned and operated his own business that provided ongoing service and support to automated teller facilities for various financial institutions. From 1993 to 1996, Mr. Jones was general manager of a specialty beverage operation in San Antonio. He has completed business finance and general business studies at Millikin University and the University of Texas at Austin.

LORI A. TURNER, C.P.A., joined billserv.com as Chief Financial Officer in December 1998. Prior to that time, Ms. Turner served as Treasurer and Chief Financial Officer at Docucon, Inc. She held various positions at Docucon including Controller, Vice-President of Finance, and Assistant Secretary from 1990 until her departure in 1998. From 1984 through 1989, Ms. Turner held various financial positions at Fuddruckers, Inc., a fast-food restaurant chain. Prior to joining Fuddruckers, she worked as a consultant for Fuddruckers and other firms. Ms. Turner holds an M.B.A. from the University of Texas at San Antonio.

MARSHALL MILLARD also joined billserv.com in December 1998. He possesses over 10 years experience in providing legal counsel to publicly-traded and privately-held companies. Mr. Millard has extensive experience in negotiating and preparing strategic alliances, mergers and acquisitions, financing agreements, and other business contracts and has a strong background in litigation and appeals. He is licensed to practice law in the Supreme Court and all lower courts in the State of Texas, the Western District of Texas, and the Fifth Circuit Court of Appeals. He earned a Juris Doctor degree from St. Mary's University School of Law in 1987, where he served as a Senior Associate Editor for the ST. MARY'S LAW JOURNAL. Mr. Millard has held corporate counsel positions at Southwestern Bell Telephone, a subsidiary of SBC Communications, Inc.,1993; U.S. Long Distance Corp. (now owned by Qwest Communications International), 1993-1996; and Billing Concepts Inc., 1996-1998.

E. SCOTT CRIST became a director of billserv.com in January 1999. He is the President and Chief Executive Officer of Telscape International, Inc., one of the world's fastest-growing multinational carriers of voice, video, and data services. Prior to joining Telscape, Mr. Crist was a founder of Orion Communications, Inc., a long distance company, where he served as President. He also previously served as President and Chief Executive Officer of Matrix Telecom, a long distance company which ranked number seven on the Inc. Magazine list of the 500 fastest growing companies in 1995. Mr. Crist also founded D.S. Communications, a domestic long-distance company, where he served as President and Chief Executive Officer. Mr. Crist holds an M.B.A. from the J.L. Kellogg School at Northwestern University, and a B.S., magna cum laude, in Electrical Engineering, with a Telecommunications Design emphasis, from North Carolina State University.

ROGER R. HEMMINGHAUS became a director of billserv.com in April 1999. He currently serves as Chairman of the Board of Directors of Ultramar Diamond Shamrock Corp., having retired in January 1999 as Chief Executive Officer of the same company. He also serves as a director for Luby's Cafeterias, Inc.; New Centuries Energies; and The Nature Conservancy of Texas. From 1996 to January 1999, Mr. Hemminghaus served as Chairman and Chief Executive Officer of Ultramar Diamond Shamrock Corp., following the merger of Ultramar Corporation and Diamond Shamrock, Inc. Prior to this merger, Mr. Hemminghaus served as Chairman, Chief Executive, and President of Diamond Shamrock, Inc., where he had been employed since 1984. Mr. Hemminghaus also serves on the National Executive Board of the Boy Scouts of America, and various non-profit boards in Texas. He is a graduate of Auburn University, where he received a B.S. in Chemical Engineering.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth summary information as to compensation received by the Chief Executive Officer and each of the four other most highly compensated persons who were serving as executive officers as of December 31, 1999 (collectively, the "named executive officers") for services rendered to billserv.com in all capacities during fiscal years ended 1999 and 1998:

                          ANNUAL COMPENSATION    LONG-TERM COMPENSATION AWARDS
                          -------------------   ------------------------------
                                                RESTRICTED   SECURITIES
NAME OF PRINCIPAL (1)      FISCAL                STOCK       UNDERLYING   ALL OTHER
POSITION                    YEAR      SALARY    AWARDS(2)     OPTIONS(#)  COMPENSATION
--------------------------------------------------------------------------------------
Michael R. Long             1999     $140,000          --     100,000          --
Chairman and C.E.O.         1998      $14,835   1,183,333          --          --

Louis A. Hoch               1999     $134,615          --     100,000          --
President and C.O.O.        1998      $11,868   1,183,334          --          --

David S. Jones              1999     $115,615          --     100,000          --
Executive Vice              1998      $14,840   1,183,333          --          --
President

Marshall Millard            1999      $94,000          --      40,000          --
Secretary, Vice             1998      $ 7,318     150,000          --          --
President, and
General Counsel

Lori A. Turner              1999      $96,154          --      40,000          --
Treasurer, Vice             1998           --     100,000          --          --
President, and Chief
Financial Officer
-----------

(1) Each of the named executives has entered into employment agreements carrying three (3)-year terms providing an annual salary and bonuses at the discretion of the Board of Directors, as well as health benefits. In 2000, each of the named officers is to receive compensation as follows:
      Mr. Long, $190,000; Mr. Hoch, $140,000; Mr. Jones, $120,000; Ms. Turner,
      $100,000; and Mr. Millard, $100,000.

(2) This table reflects only common stock ownership granted in connection with the executive's employment arrangement.

STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

The following table provides information regarding the grant of stock options during fiscal year 1999 to the named executive officers.

                                INDIVIDUAL GRANTS
                  ---------------------------------------------
                             % OF TOTAL                           POTENTIAL REALIZABLE
                               OPTIONS                               VALUE AT ASSUMED
                  NUMBER OF  GRANTED TO                           ANNUAL RATES OF STOCK
                  SECURITIES  EMPLOYEES   EXERCISE               PRICE APPRECIATION FOR
                  UNDERLYING     IN        OR BASE                   OPTION TERM (1)
                   OPTIONS     FISCAL       PRICE    EXPIRATION  -----------------------
   NAME           GRANTED(#)    1999      ($/SHARE)     DATE        5% ($)       10% ($)
---------------   ---------- ----------   ---------  ----------  ---------      --------
Michael R. Long     100,000          11%    $2.81     01/03/09    $176,845      $448,160
Louis A. Hoch .     100,000          11%    $2.81     01/03/09    $176,845      $448,160
David S. Jones      100,000          11%    $2.81     01/03/09    $176,845      $448,160
Marshall Millard     40,000           4%    $2.81     01/03/09    $ 70,738      $179,264
Lori A. Turner       40,000           4%    $2.81     01/03/09    $ 70,738      $179,264

--------
(1)The potential realizable value is calculated based on the term of the option and is calculated by assuming that the fair market value of common stock on the date of the grant as determined by the Board appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and the common stock received therefore is sold on the last day of the term of the option for the appreciated price. The 5% and 10% rates of appreciation are derived from the rules of the SEC and do not reflect our estimate of future stock price appreciation. The actual value realized may be greater or less than the potential realizable values set forth in the table.

BOARD REPORT ON EXECUTIVE COMPENSATION

A.  COMPENSATION POLICY

Compensation decisions for the executive officers of billserv.com for compensation paid during the year ended December 31, 1999 were generally made by the members of the Board of Directors.

Our goal is to attract, retain, and reward a highly competent and productive employee group. To do so, the Board of Directors, as a whole, has determined that it is in our best interests to provide a total compensation package that competes favorably with packages offered within the electronic commerce industry, general industry, and the geographic areas in which billserv.com operates. Our current compensation package includes a mix of base salary, short-term and long-term incentive opportunities, and other employee benefits. Changes in compensation are based on the individual's performance, our financial performance, and the competitive marketplace. The Board considered the median level of the market as competitive.

      BASE SALARY. The base salary policy provides for compensation at competitive levels. Increases in executive base salary are awarded for individual performance based on the executive's performance plan. These performance plans contain specific measures, both quantitative and qualitative, related to financial achievements of the Company. Increases generally reflect established merit increase guidelines applicable to all salaried employees.

      OPTION PLANS. In addition to the foregoing, directors, officers, and employees of billserv.com, Inc. may be compensated through awards under the Stock Plans discussed below.

EMPLOYEE BENEFIT PLANS

1999 EMPLOYEE COMPREHENSIVE STOCK PLAN

The Board of Directors and shareholders adopted the 1999 Employees Comprehensive Stock Plan ("the Employee Plan") to provide for the grant of (i) incentive stock options (ISOs) under Section 422 of the Internal Revenue Code, (ii) non-qualified stock options that do not qualify under such code (NQSOs) and
(iii) the award of shares of restricted stock of the Company. A total of 2,000,000 shares of common stock have been reserved for the granting of options and restricted stock under the Employee Plan. At December 31, 1999, options to purchase 929,300 shares had been granted under the Employee Plan.

Under the Employee Plan, which is administered by the Stock Option Committee of the Board of Directors, key employees may be granted options to purchase shares of billserv.com common stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). Options granted under the Employee Plan must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire upon voluntary termination of employment or termination for cause of employment, unless such termination is by reason of death or disability or upon retirement. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option. Such payment must be made in cash or through delivery of shares of common stock or a combination of cash and common stock, all as determined by the Stock Option Committee. The Stock Option Committee may determine other terms applicable to particular options. No one person may receive ISO options for which the aggregate fair market value (determined at the time each ISO is granted) of options exercisable for the first time during any calendar year exceeds $100,000. There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Stock Option Committee may permit the option purchase price to be payable by transfer to billserv.com, Inc., of common stock owned by the option holder with a fair market value at the time of exercise equal to the option purchase price.

The Employee Plan permits the Stock Option Committee to make awards of restricted shares of common stock that are subject to a designated period during which such shares of common stock may not be sold, assigned, transferred, pledged or otherwise encumbered, which period shall not be less than one (1) year nor more than two (2) years from the date of grant. Any award for which such requirement is established shall automatically expire if not purchased in accordance with the Stock Option Committee's requirements within 60 days after the date of grant. The Stock Option Committee may, at any time, reduce the restricted period with respect to any outstanding shares of restricted stock and any retained distributions with respect thereto awarded under the Employee Plan. Shares of restricted stock awarded under the Employee Plan shall constitute issued and outstanding shares of common stock for all corporate purposes.

Each employee has the right to vote the restricted stock held by such employee, to receive and retain all cash dividends and distributions thereon, and to exercise all other rights, powers and privileges of a holder of common stock with respect to such restricted stock, subject to certain exceptions. Unless otherwise provided in the agreement relating to an award, upon the occurrence of a change of control, as defined in the Employee Plan, all restriction imposed on the employee's restricted stock and may retained distributions shall automatically terminate and lapse and the restricted stock shall terminate; provided, however, that the change of control occurs within six months of the date of grant, the restrictions and the restricted period shall terminate on the six-month anniversary of the date of grant.

1999 EMPLOYEE STOCK PURCHASE PLAN

We also have a 1999 Employee Stock Purchase Plan (the "Purchase Plan") that was approved by stockholders at the 1999 Annual Meeting of Stockholders. The Purchase Plan allows eligible employees to purchase billserv.com common stock at regular intervals by means of wage and salary deferrals.

Participating employees are deemed to have been granted options to purchase common stock in each offering in an amount equal to the amount of their respective payroll deductions divided by 85% of the market value of the common stock on the applicable offering commencement date. The purchase price is the lesser of 85% of the closing price of the common stock on the offering commencement date (or the next preceding trading day) or 85% of the closing price of common stock on the offering termination date (or the next preceding trading day). The aggregate of monthly payroll deductions cannot exceed $10,625 in any six-month participation period. At the end of each offering period, the applicable number of shares of common stock is automatically purchased for the participant.

The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Stock Option Committee of the Board of Directors. No shares have been issued to date under the Purchase Plan.

B.    COMPENSATION OF DIRECTORS

There were no non-employee directors in 1998. Mr. Scott Crist joined the Board of Directors on January 4, 1999 and Mr. Roger Hemminghaus joined the Board of Directors on April 6, 1999. We pay a nominal fee, plus expenses, to our outside directors for their attendance at Board meetings. Directors are eligible to receive options under the1999 Non-Employee Director Plan that was approved by shareholders in 1999. In 1999, Mr. Crist was granted an option to purchase 40,000 shares of billserv.com stock at an exercise price of $2.81 per share. Mr. Hemminghaus was granted to an option to purchase 80,000 shares of billserv.com common stock at an exercise price of $5.18 per share.

1999 NON-EMPLOYEE DIRECTOR PLAN

The 1999 Non-Employee Director Plan ("Director Plan") was approved by shareholders in 1999 and covers an aggregate of 500,000 shares of common stock. Under the Director Plan, which is administered by the a committee of no less than two board members and two disinterested persons, non-employee Directors may be granted options to purchase shares billserv.com common stock at 100% of fair market value on the date of grant. Options granted under the Non-Employee Plan are Non-Qualified Stock Options, must be exercised within ten years from the date of grant, vest at varying times, as determined by the Stock Option Committee, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire upon voluntary termination of employment or termination for cause of employment, unless such termination is by reason of death or disability or upon retirement. All shares purchased upon exercise of any option must be paid in full at the time of purchase, in accordance with the terms set forth in the option.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to April 6, 1999, billserv.com did not have a Compensation Committee or other committee of the Board of Directors performing similar functions. Prior to this time, decisions concerning compensation of the executive officers were generally made by the members of the Board of Directors. Currently, the Compensation Committee consists of Messrs. Crist and Hemminghaus.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

There are no non-management, beneficial owners of more than five percent (5%) of the outstanding amount of the Company's common stock.

2.  SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information with respect to the share ownership of the Company's common stock by officers and directors, both individually and as a group, and by the record and/or beneficial owners of more than 5 percent of the outstanding amount of such stock:

                                                  SHARES BENEFICIALLY
                                                        OWNED (1)
NAME                                               NUMBER     PERCENT
----                                              ---------   --------
Michael R. Long (2)                               1,216,667       9.2%
Louis A. Hoch (2)                                 1,224,668       9.2%
David S. Jones (2)                                1,216,667       9.2%
Lori A. Turner (3)                                  113,334        .9%
Marshall Millard (3)                                163,334       1.2%
All officers and directors as a group (11
 persons, including the executive
 officers and directors listed above) (4)         4,150,504      31.3%
-----------------

(1)    BASED ON A TOTAL OF 13,128,465 SHARES ISSUED AND OUTSTANDING FEBRUARY 1,
       2000.
(2) INCLUDES 33,334 SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS TO PURCHASE COMMON STOCK.
(3) INCLUDES 13,334 SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS TO PURCHASE COMMON STOCK.
(4) INCLUDES 140,004 SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS TO PURCHASE COMMON STOCK.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999 and December 1999, we issued 1,404,637 and 732,000 shares of common stock, respectively, to twenty-one and twenty-two, respectively, accredited investors under a private placement offer (the "Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of our common stock for the ten (10) business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,243.

In accordance with the terms of the Offering, we also issued three year warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $.05. If all of the placement warrants are exercised, we will receive proceeds of $5,267,389.


                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.


3.1 Articles of Incorporation, as amended, is incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the
            U. S. Securities Exchange Commission on December 29, 1999.

3.2 By-laws, as amended, is incorporated by reference to the Company's Registration Statement on Form SB-2 filed on December 29, 1999.

4.1 Common Stock Purchase Agreement is incorporated by reference to the company's Registration Statement filed on Form SB-2 on December 29, 1999.

4.2 Registration Rights Agreement is incorporated by reference to the Company's Registration Statement filed on Form SB-2 on December 29, 1999.

4.3 Investor Warrant Agreement is incorporated by reference to the Company's Registration Statement filed on Form SB-2 on December 29, 1999.

4.4 Bridge Loan Warrant Agreement is incorporated by reference to the Company's Registration Statement filed on Form SB-2 on December 29, 1999.

4.5 PMG Advisory Warrant Agreement is incorporated by reference to the Company's Registration Statement filed on Form SB-2 on December 29, 1999.

4.6 Form of PMG Placement Agent Warrant is incorporated by reference to the Company's Registration Statement filed on Form SB-2 on December 29, 1999.

10.1 Employment agreement with Michael R. Long is incorporated by reference to the Company's Form 10 filed on June 11, 1999 and amended on November 22, 1999.

10.2 Employment Agreement with Louis Hoch is incorporated by reference to the Company's Form 10 filed on June 11, 1999 and amended on November 22, 1999.

10.3 Employment Agreement with David S. Jones is incorporated by reference to the Company's Form 10 filed on June 11, 1999, and amended on November 22, 1999.

10.4 Employment Agreement with Lori Turner is incorporated by reference to the Company's Form 10 filed on June 11, 1999, and amended on November 22, 1999.

10.5 Employment Agreement with Marshall Millard is incorporated by reference to the Company's Form 10 filed on June 11, 1999, and amended on November 22, 1999.

10.6 Consulting Agreement is incorporated by reference to the Company's Form 10 filed on June 11, 1999 and amended on November 22, 1999.

10.7 billserv.com, Inc. Employee Comprehensive Stock Plan is incorporated by reference to the Company's Definitive Proxy Statement filed on November 22, 1999.

10.8 billserv.com, Inc. 1999 Non-Employee Director Plan is incorporated by reference to the Company's Definitive Proxy Statement filed on November 22, 1999.

10.9 billserv.com, Inc. Employee Stock Purchase Plan is incorporated by reference to the Company's Definitive Proxy Statement filed on November 22, 1999.

27.1        Financial Data Schedule (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    billserv.com, Inc.
                                    A Nevada Corporation


                                    By:  _____________________________
                                    Louis A. Hoch
                                    President, Chief Operating Officer,
                                    and Director
                                    Date:____________________________


                                    _________________________________
                                    Michael R. Long
                                    Chief Executive Officer and Chairman of
                                    the Board of Directors
                                    Date:_____________________________


                                    _________________________________
                                    David S. Jones
                                    Executive Vice President and Director
                                    Date:_____________________________


                                    _________________________________
                                    Roger Hemminghaus
                                    Director
                                    Date:_____________________________


                                    _______________________________
                                    E. Scott Crist
                                    Director
                                    Date:_____________________________

                                    _________________________________
                                    Marshall Millard
                                    Vice President and General Counsel
                                    Date:_____________________________



                                    _________________________________
                                    Lori Turner
                                    Vice President, Chief Financial Officer,
                                    And Principal Accounting Officer
                                    Date:_____________________________