Form 10-Q
period 2000-03-31
BILLSERV COM INC
filed 2000-05-15
CIK 1088034

================================================================================
================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____


                         COMMISSION FILE NUMBER 0-30152


                               BILLSERV.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




               NEVADA                                       74-2418590
   (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                       14607 SAN PEDRO AVENUE, SUITE 100,
                              SAN ANTONIO, TX 78232
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (210) 402-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR
THE PAST 90 DAYS.    YES [X]    NO [ ]



AT MAY 10, 2000, 16,428,101 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================
                               billserv.com, Inc.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

Part I - Financial Information                                              PAGE
                                                                            ----

   Item 1.   Financial Statements

             Consolidated Balance Sheets ...................................  3

             Consolidated Statements of Operations .........................  4

             Consolidated Statement of Changes in Shareholder's
                Equity (Deficit) ...........................................  5

             Consolidated Statements of Cash Flows .........................  7

             Notes to Consolidated Financial Statements ....................  9

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............. 14

Part II - Other Information

   Item 1.   Legal Proceedings ............................................. 19

   Signatures .............................................................. 20

Part I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           BILLSERV.COM, INC.

                     (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                          MARCH 31,             DECEMBER 31,
                                                                            2000                    1999
                                                                        ------------            ------------
Assets:
   Cash and cash equivalents .......................................    $  9,036,538            $  7,069,423
   Accounts receivable .............................................          71,274                  10,227
   Related party accounts receivable ...............................          13,083                  30,222
   Prepaid expenses ................................................         315,471                 166,820
   Deposits ........................................................          20,619                  25,420
   Other current assets ............................................         190,630                 188,536
                                                                        ------------            ------------
                                                                           9,647,615               7,490,648

   Property and equipment, net of accumulated
      depreciation and amortization of $402,443 and $258,055
      for March 31, 2000 and December 31, 1999, respectively .......       2,124,470               1,513,510
   Other assets ....................................................         819,305                 394,010
                                                                        ------------            ------------

   Total assets ....................................................    $ 12,591,390            $  9,398,168
                                                                        ============            ============

Liabilities & shareholders' equity (deficit):
   Current liabilities:
     Accounts payable ..............................................    $    919,481            $    589,480
     Accrued expenses ..............................................         254,755                 296,452
     Current portion of obligations under capital leases ...........         321,634                 309,313
     Current portion of deferred revenue ...........................          18,506                    --
     Other current liabilities .....................................          70,323                   2,186
                                                                        ------------            ------------
   Total current liabilities .......................................       1,584,699               1,197,431

     Obligations under capital leases, less current portion ........         169,212                 254,394
     Deferred revenue, less current portion ........................         102,889                   5,000
     Equity subject to potential redemption ........................           5,300                   5,300

   Shareholders' equity (deficit):
     Common stock, $.001 par value, 200,000,000 shares
        authorized; 14,301,140 issued and outstanding
        at March 31, 2000, 13,113,065 issued and outstanding
        at December 31, 1999 .......................................          14,301                  13,113
     Paid-in capital ...............................................      18,558,856              13,695,584
     Deficit accumulated during the development stage ..............      (7,843,867)             (5,772,654)
                                                                        ------------            ------------
   Total shareholders' equity (deficit) ............................      10,729,290               7,936,043
                                                                        ------------            ------------
   Total liabilities and shareholders' equity (deficit) ............    $ 12,591,390            $  9,393,168
                                                                        ============            ============

                 See notes to consolidated financial statements

                               BILLSERV.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                         JULY 30,
                                                                             THREE MONTHS         THREE MONTHS             1998
                                                                                 ENDED                 ENDED           (INCEPTION)
                                                                               MARCH 31,            MARCH 31,          TO MARCH 31,
                                                                                 2000                 1999                 2000
                                                                             ------------         ------------         ------------
Revenues ............................................................        $      6,426         $       --           $     61,864


Cost of sales .......................................................             470,691                 --                598,036
                                                                             ------------         ------------         ------------

Gross margin ........................................................            (464,265)                --               (536,172)

Operating expenses
  Research and development ..........................................             124,912              172,191            1,031,444
  Selling expenses ..................................................             775,364              287,172            2,614,277
  General and administrative ........................................             570,205              331,507            3,115,008
  Depreciation & amortization .......................................             150,671               12,694              422,138
                                                                             ------------         ------------         ------------
Total operating expenses ............................................           1,621,152              803,564            7,182,867
                                                                             ------------         ------------         ------------
Operating loss ......................................................          (2,085,417)            (803,564)          (7,719,039)

Other income (expense):

  Interest income ...................................................              85,755                2,704              174,416
  Interest expense ..................................................             (20,478)                --               (222,844)
  Other income (expense) ............................................               1,200                 --                (14,191)
                                                                             ------------         ------------         ------------
Total other income (expense) ........................................              66,477                2,704              (62,619)
                                                                             ------------         ------------         ------------
Loss before income taxes and cumulative effect of accounting change .          (2,018,940)            (800,860)          (7,781,658)
Income taxes ........................................................                --                   --                   --
                                                                             ------------         ------------         ------------
Net loss before cumulative effect of accounting change ..............          (2,018,940)            (800,860)          (7,781,658)
Cumulative effect of a change in accounting principle, net of taxes .             (52,273)                --                (52,273)
                                                                             ------------         ------------         ------------
Net loss ............................................................        $ (2,071,213)        $   (800,860)        $ (7,833,931)
                                                                             ============         ============         ============

Net loss before cumulative effect of accounting change - basic and
diluted .............................................................        $      (0.15)        $      (0.08)        $      (0.71)
Cumulative effect of accounting change - basic and diluted ..........        $      (0.01)        $       --           $      (0.01)
                                                                             ------------         ------------         ------------
Net loss per common share - basic and diluted .......................        $      (0.16)        $      (0.08)        $      (0.72)

Weighted average common shares ......................................        ------------         ------------         ------------
  outstanding - basic and diluted ...................................          13,230,142           10,030,000           11,013,663
                                                                             ============         ============         ============

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                              ADDITIONAL           DURING THE          TOTAL
                                            COMMON STOCK                        PAID-IN           DEVELOPMENT       SHAREHOLDERS'
                                               SHARES          AMOUNT           CAPITAL              STAGE             EQUITY
                                            ----------------------------------------------------------------------------------------
Balance July 30, 1998
(date of inception) ...................         1,000      $       --        $       --         $       --         $       --

Reclass of equity subject to
potential redemption ..................           --                --                --               (5,300)            (5,300)
Acquisition of shares and reverse
   merger, December 9, 1998 ............    10,029,000            10,030              --               (4,636)             5,394
Net loss from inception (July 30, 1998
   to December 31, 1998) ...............          --                --                --             (289,770)          (289,770)
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 1998 ...........    10,030,000      $     10,030      $       --         $   (299,706)      $   (289,676)
Shares issued under Reg S,
June 11, 1999 ..........................       946,428               946         5,299,054               --            5,300,000
Issuance of Common Stock
Warrants, May 18, 1999 .................          --                --             356,583               --              356,583
Issuance of Common Stock
Warrants, August 6, 1999 ...............          --                --             134,845               --              134,845
Issuance of Common Stock,
October 15, 1999 .......................     1,230,791             1,231         3,665,608               --            3,666,839
Issuance of Common Stock,
October 22, 1999 .......................        20,000                20            59,565               --               59,585
Issuance of Common Stock,
October 22, 1999, in
exchange for debt ......................       153,846               154           490,057               --              490,211
Issuance of Common Stock,
December 16, 1999 ......................       270,000               270         1,361,019               --            1,361,289
Issuance of Common Stock,
December 17, 1999 ......................       285,000               285         1,436,629               --            1,436,914
Issuance of Common Stock,
December 21, 1999 ......................       127,000               127           640,184               --              640,311
Issuance of Common Stock,
December 22, 1999 ......................        50,000                50           252,040               --              252,090
Net loss for the
twelve-months ending
December 31, 1999 ......................          --                --                --           (5,472,948)        (5,472,948)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1999 ...........    13,113,065      $     13,113      $ 13,695,584       $ (5,772,654)      $  7,936,043

Stock Option Exercise ..................           900                 1             2,530               --                2,531
Equity issuance costs ..................          --                --              (8,465)              --               (8,465)
Exercise of Warrants,
January 20, 2000 .......................        15,400                15            57,735               --               57,750
Exercise of Warrants,
February 16, 2000 ......................       126,969               127           476,007               --              476,134
Exercise of Warrants,
February 24, 2000 ......................        52,426                53           232,984               --              233,037
Exercise of Warrants,
March 7, 2000 ..........................        22,515                23            73,147               --               73,170
Exercise of Warrants,
March 9, 2000 ..........................        11,032                11            75,648               --               75,659
Exercise of Warrants,
March 10, 2000 .........................       145,054               145           895,911               --              896,056
Exercise of Warrants,
March 20, 2000 .........................         2,318                 2            15,607               --               15,609
Exercise of Warrants,
March 28, 2000..........................       138,385               138           518,806               --              518,944
Exercise of Warrants,
March 30, 2000 .........................       673,076               673         2,523,362               --            2,524,035
Net loss for the
three-months ending
March 31, 2000 .........................          --                --                --           (2,071,213)        (2,071,213)

                                            ----------------------------------------------------------------------------------------
Balance at March 31, 2000 ..............    14,301,140      $     14,301       $18,558,856       $ (7,843,867)      $ 10,729,290
                                            ========================================================================================

                 See notes to consolidated financial statements

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       JULY 30, 1998
                                                                                 THREE MONTHS       THREE MONTHS        (INCEPTION)
                                                                                     ENDED              ENDED              TO
                                                                                   MARCH 31,          MARCH 31,          MARCH 31,
                                                                                     2000               1999               2000
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ..............................................................      $ (2,071,213)      $   (800,860)      $ (7,833,931)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities-

  Issuance of common stock warrants .......................................              --                 --              491,428
  Depreciation and amortization ...........................................           150,671             12,694            422,138
  Cumulative effect of change in accounting principle .....................            52,273               --               52,273
  Changes in current assets and current liabilities-
  (Increase) decrease in accounts receivable ..............................           (61,047)              --              (71,274)
  (Increase) decrease in related party receivables                                     17,139             24,000            (13,083)
  (Increase) decrease in prepaid expenses and other current assets ........           (15,654)           (59,256)          (396,430)
  Increase (decrease) in accounts payable and accrued liabilities .........           288,304            570,220          1,324,236
  Increase (decrease) in accounts payable related party ...................              --                 --             (150,000)
  Increase (decrease) in deferred revenue .................................            64,122               --               69,122
  Increase (decrease) in other current liabilities ........................            68,137               --               70,323
                                                                                 ------------       ------------       ------------

  Net cash used in operating activities ...................................        (1,507,268)          (253,202)        (6,035,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ......................................          (755,348)          (223,024)        (1,827,916)
  Purchase of long term investments .......................................              --                 --             (275,496)
  Purchase of intangible assets ...........................................              --                 --              (75,000)
  Capital lease set up fee ................................................              --                 --              (11,884)
  Deposits - long term ....................................................          (561,868)              --             (606,909)
  Proceeds of acquisition/merger ..........................................              --                 --                5,394
                                                                                 ------------       ------------       ------------
  Net cash used in investing activities ...................................        (1,317,216)          (223,024)        (2,791,811)
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from shareholders ...............................................              --              500,000          2,000,000
  Repayment to shareholders ...............................................              --                 --           (2,000,000)
  Proceeds from notes payable .............................................              --                 --            1,000,000
  Principal payments for notes payable ....................................              --                 --             (500,000)
  Exercise of warrants ....................................................         4,864,460               --            4,864,460
  Issuance of common stock ................................................              --                 --           12,707,239
  Principal payments for capital lease obligations ........................           (72,861)              --             (208,152)
                                                                                 ------------       ------------       ------------
  Net cash used by financing activities ...................................         4,791,599            500,000         17,863,547
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................         1,967,115             23,774          9,036,538

CASH AND CASH EQUIVALENTS, beginning of year ..............................         7,069,423               --                 --
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period ..................................      $  9,036,538       $     23,774       $  9,036,538
                                                                                 ============       ============       ============
NON-CASH  INVESTING AND FINANCING ACTIVITIES

  Purchases of equipment under capital leases .............................      $       --         $       --         $    563,707
                                                                                 ============       ============       ============
  Conversion of debt to equity ............................................      $       --         $       --         $    500,000
                                                                                 ============       ============       ============

                 See notes to consolidated financial statements
                               billserv.com, Inc.

                          (a development stage company)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 2000

1.    BASIS OF PRESENTATION

The Company's principal activities have been research and development, raising capital, and organizational activities. Accordingly, it is considered a development stage company. The Company expects to continue to incur losses during its second year of operations and may incur losses in subsequent years as development efforts continue. The Company plans to meet its capital requirements primarily through funding under borrowings and issuance of equity securities, capital lease financing, and in the longer term, revenue from services.

The Company's statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified for comparative purposes. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the SEC on February 11, 2000.

2.    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1999, the SEC issued Staff Accounting Bulletin No. (SAB) 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The implementation of SAB 101 requires the Company's revenue generated from up-front implementation fees be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy on up-front design and implementation fees. The cumulative effect of this accounting change totals $52,273. This amount has been recognized as a non-cash after tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue and will be recognized as revenue over the remaining contractual service periods.

                               billserv.com, Inc.

                          (a development stage company)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 2000

3.    PROPERTY AND EQUIPMENT, NET

The following is a summary of our property and equipment at March 31, 2000 and December 31, 1999.

                                                   MARCH 31,        DECEMBER 31,
                                                      2000              1999
                                                  -----------       -----------
    Furniture and fixtures .................      $   280,301       $   216,824
    Equipment ..............................        1,227,697           954,123
    Software ...............................          953,016           545,382
    Leasehold improvements .................           65,899            55,236
                                                  -----------       -----------

                                                    2,526,913         1,771,565

    Less: accumulated depreciation
     and amortization ......................         (402,443)         (258,055)
                                                  -----------       -----------

    Total - property and equipment, net ....      $ 2,124,470       $ 1,513,510
                                                  ===========       ===========



4.    OPERATING LEASES

During March 2000 the Company entered into a five-year operating lease for its future corporate headquarters. The lease required a deposit of approximately $516,000. Additionally the Company leases other office space and equipment under noncancelable operating leases. Future minimum lease payments required under these leases consist of the following as of March 31, 2000:

      Year ending December 31,

               2000                                $  488,245
               2001                                   852,481
               2002                                   807,998
               2003                                   807,998
               2004                                   805,404
               Thereafter                             468,044
                                                   ----------

               Total minimum lease payments        $4,230,170
                                                   ==========
                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

5.    STOCK WARRANTS

In connection with the private placement offering in October 1999, we issued warrants to twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance, or October 14, 2002. We have the right to call the exercise of the warrants at any time after March 14, 2000 and after the closing price of the common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $0.05. As of March 31, 2000, warrants covering 1,000,245 shares of common stock had been exercised, resulting in net proceeds totaling $3,750,919. The exercise of the remainder of the warrants would result in net proceeds of $1,516,470.

As part of their compensation for acting as placement agent for the Offering, we issued warrants to Pennsylvania Merchant Group ("PMG") for the purchase of 36,924, 600, 18,900, 19,950, 8,890 and 3,500 shares of common stock. The warrants are immediately exercisable, carry a five year term, exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41 and $7.31, respectively, piggyback registration rights and cashless exercise provision. As of March 31, 2000, warrants to purchase 75,844 shares of common stock had been exercised, with net proceeds to the Company totaling $418,529. The exercise of the remainder of the warrants would result in net proceeds of $94,512.

At March 31, 1999, warrants outstanding were as follows:

WARRANT TO PURCHASE   SHARES OF      EXERCISE        AGGREGATE   EXPIRATION DATE
                    COMMON STOCK       PRICE      EXERCISE PRICE
--------------------------------------------------------------------------------
Common stock ......      41,237      $   6.06      $   250,000      08/05/2004
Common stock ......         250      $   3.25      $       813      10/14/2004
Common stock ......     230,546      $   3.75      $   864,548      10/14/2002
Common stock ......      20,000      $   3.75      $    75,000      10/25/2002
Common stock ......     153,846      $   3.75      $   576,923      10/14/2002
Common stock ......         240      $   8.00      $     2,240      12/15/2004
Common stock ......       8,890      $   7.41      $    65,875      12/20/2004
Common stock ......       3,500      $   7.31      $    25,585      12/22/2004
                        -------                    -----------
                        458,549                    $ 1,860,982
                        =======                    ===========
                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

5.    STOCK WARRANTS (CONTINUED)

Warrants exercised through March 31, 2000, were as follows:


WARRANT TO PURCHASE   SHARES OF      EXERCISE        AGGREGATE   EXPIRATION DATE
                    COMMON STOCK       PRICE      EXERCISE PRICE
--------------------------------------------------------------------------------
Common stock ......     111,085      $   6.31      $   700,946      05/17/2004
Common stock ......      36,674      $   3.25      $   119,190      10/14/2004
Common stock ......   1,000,245      $   3.75      $ 3,750,919      10/14/2002
Common stock ......         600      $   3.25      $     1,950      10/25/2004
Common stock ......      18,620      $   8.00      $   148,960      12/15/2004
Common stock ......      19,950      $   7.44      $   148,428      12/16/2004
                      ---------                    -----------
                      1,187,174                    $ 4,870,394
                      =========                    ===========


Subsequent to March 31, 2000, an additional 326,961 warrants were exercised, resulting in net proceeds of $1,226,103.

6.    EQUITY SUBJECT TO POTENTIAL REDEMPTION

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

We dispute the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which subject us to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. We dispute any such liability.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

6.    EQUITY SUBJECT TO POTENTIAL REDEMPTION (CONTINUED)

Additionally, while we also dispute the following assertions, it is possible that shareholders who purchased the shares described above may have the right under state and federal securities laws to require us to repurchase their shares, for the amount originally paid, plus interest. We dispute any such liability.

Based upon the best information available at this time, we have calculated a range of possible, but disputed, exposure that exists in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, we could be liable to the 15 new shareholders, and to any shareholder that immediately purchased shares from these 15 shareholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of common stock, weighted for reported daily volume, during December 1998 and January 1999; the number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available.

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

OVERVIEW

We are a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred losses, and as of March 31, 2000, we have an accumulated deficit of $7,843,867. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) capture a significant number of customers as our customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment ("EBPP"), and (d) meet changing customer requirements and technological changes in an emerging market. Accordingly, we intend to invest heavily in product development, technology and operating infrastructure development as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed operating expenses, achieving profitability depends on our ability to generate a high volume of revenues. As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Sales and operating results will depend on the volume of transactions completed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have an adverse effect on our business, prospects, financial condition and results of operations. Further, we may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

In January 2000, we adopted Staff Accounting Bulletin (SAB) 101 and revised our revenue policies so that in periods subsequent to December 31, 1999, implementation fee revenue will be deferred over the life of the respective contracts. We anticipate that transaction fees will become our major source of revenue in future periods. However, the volume of transactions and amount of revenue we will earn in future periods is dependent upon the rate at which consumers utilize EBPP. This rate is commonly called the "consumer adoption rate."


RESULTS OF OPERATION - FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

Our activities for the quarter ended March 31, 2000, resulted in a net loss of $2,071,213, or $.16 per share, as compared to $800,860, or $.08 per share, for the quarter ended March 31, 1999. We earned revenues totaling $6,426 during the first quarter of 2000. During the first quarter of 1999, we were not yet in a production phase and therefore did not generate any revenues.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract. We voluntarily adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy. The cumulative effect of this accounting change totals $52,272. This amount has been recognized as a non-cash after tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue and will be recognized as revenue over the remaining contractual service periods. We recognized the applicable portion of this deferred revenue during the first quarter of 2000.

Although revenue from transaction fees increased as compared to the fourth quarter of 1999, total transaction fee revenue remains an immaterial amount. Consumer adoption rates remained low, less than a hundredth of a percent, during the first quarter of 2000. Each of our customers who have completed the implementation period have not yet begun consumer education and marketing programs, and thus, we would not expect adoption rates to be significant at this point. Transaction fees will become a significant dollar amount only when consumer adoption rates approach double digits. While we cannot control these adoption rates, we are working with our customers to promote EBPP to consumers.

Cost of sales for the first quarter in 2000 totaled $470,691. We were not in live production for customers during the first quarter of 1999, and accordingly, we incurred no cost of sales during that period. Cost of sales includes the cost of technical and support personnel who design specific EBPP components for customers, process data and perform customer care. Cost of sales also includes fees paid to third parties or payment processors for the presentation of electronic bills on web sites owned by those parties and payment processors.

Research and development expenses totaled $124,912 and $172,191 for the quarters ending March 31, 2000 and 1999, respectively. During the first quarter of 1999, our bill presentation systems were under development and accordingly, all expenses related to our operating systems during that period are classified as research and development. The 28% decrease in expense for the March 2000 quarter reflects the reallocation of resources to production efforts, which were formerly devoted to research and development. All research and development costs are expensed as incurred. These costs include the cost of personnel devoted to development of new and enhanced solutions for bill presentment, payment, customer care, and Internet direct marketing.

Selling expenses increased 170%, totaling $775,364 for the quarter ending March 31, 2000, as compared to $287,172 for the 1999 quarter. The increase in expenses is a result of the full-scale efforts of our marketing and sales teams that were being developed during the 1999 quarter. As of March 31, 2000, we employed nineteen sales and marketing personnel as compared to three such personnel at March 31, 1999. Selling expenses include the cost of these personnel, commissions, expenses for trade shows, advertising in trade publications, sales collateral, and other selling and marketing expenses. We will continue to expand our marketing and sales efforts, increasing the size of our sales force and broadening our reach with even more marketing activities.

General and administrative expenses increased 72%, totaling $570,205 for the quarter ending March 31, 2000, as compared to $331,507 for the 1999 quarter. The increase in expenses is principally due to the increased compensation costs and additional general and administrative personnel, as well as increased travel, insurance and professional fee expenses.

Depreciation and amortization increased to $150,671 for the quarter ending March 31, 2000, as compared to $12,694 for the 1999 quarter. The increase is due to the growth in our infrastructure and operating systems. We have purchased over $2.0 million of property and equipment from March 31, 1999 to March 31, 2000.

Net interest income increased to $65,277 for the quarter ending March 31, 2000, as compared to $2,704 for the 1999 quarter from interest earned from the investment of the proceeds from our equity offerings in 1999 and the exercise of warrants during the first quarter of 2000. We incurred interest expense on capital leases during the 2000 quarter. We entered into these leases subsequent to March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

From inception to date, we have funded our operations through the issuance of common stock, warrants to purchase shares of common stock and short-term bridge loans. We issued 946,428 shares of common stock resulting in net proceeds of $5.3 million in cash on June 11, 1999, in a private placement, pursuant to Regulation S. Advances made to us prior to the private placement totaling $2.0 million were repaid from the proceeds of the private placement. Additionally, $1.0 million due to a related party for investor and public relations services was paid from the proceeds and $200,000 was reserved for future payments due under a consulting agreement.

In October 1999 and December 1999, we issued 1,404,637 and 732,000 shares of common stock, respectively, to accredited investors, in private placements. The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of our common stock for the ten (10) business days immediately preceding the closing date. Aggregate net proceeds totaled approximately $7,907,243.

In accordance with the terms of the October 1999 private placement, we issued three-year warrants to twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. As of March 31, 2000, warrants covering 1,000,245 shares of common stock had been exercised, resulting in net proceeds totaling $3,750,919. The exercise of the remainder of the warrants would result in net proceeds of $1,516,470. We have the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of our common stock exceeds $12.00 for a period of twenty (20) consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time we may redeem each warrant for $0.05.

As part of their compensation for acting as placement agent for the October and December 1999 private placements, we issued warrants to Pennsylvania Merchant Group for the purchase of 36,924, 600, 18,900, 19,950, 8,890 and 3,500 shares of common stock. The warrants are immediately exercisable and carry a five-year term, exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41 and $7.31, respectively, piggyback registration rights and a cashless exercise provision. As of March 31, 2000, warrants to purchase 75,844 shares of common stock had been exercised, with net proceeds to the Company totaling $418,529. The exercise of the remainder of the warrants would result in net proceeds of $94,512.

We issued a short-term note payable to an accredited investor for $1.0 million in August 1999. The note was issued as bridge financing until such time that we could obtain additional equity funding. One-half of the short-term note payable, or $500,000, was converted into common stock pursuant to the October 1999 private placement. The remaining $500,000 plus interest was repaid on October 18, 1999.

At March 31, 2000, we had net working capital of approximately $8,062,916. During 1999 we made significant expenditures and commitments for capital improvements consistent with anticipated growth in operations, infrastructure and personnel. We anticipate we will make capital expenditures of approximately $3 million in the next twelve months. We will finance these expenditures through the use of equipment leasing arrangements, borrowings or equity financing.

We purchased the domain name bills.com for $75,000 in April 1999, at which time we announced the establishment of our own Internet portal at the web site www.bills.com. We are amortizing the purchase price over a five-year period. The operations of the Internet portal have been organized under "bills.com, Inc.," a Delaware corporation that operates as a wholly owned subsidiary. The web site acts as a portal and is currently available for consumer use and interaction. We will continue to develop the web site and to enhance its design. We expect that bills.com will generate revenues through Internet banner advertising on its web site, as well as through sponsorship agreements with other Internet portals. We believe that companies will purchase space on the bills.com web site in order to take advantage of the potentially large number of consumers who will use the site as an Internet bill presentment and payment service. We currently invest only limited funds to support and market the portal; however, we could at any time decide to devote additional financial resources to the portal.

We have engaged Pennsylvania Merchant Group to provide certain strategic and financial advisory services. In exchange for these advisory services, we issued a warrant to purchase 111,085 shares of common stock at an exercise price of $6.75 per share (which represents the average closing price of our stock over the twenty (20)-day period preceding May 18, 1999). In accordance with the warrant's anti-dilutive provision, the exercise price was adjusted to $6.31 after the issuance of shares in October and December. The warrant was exercised in March 2000, resulting in net proceeds totaling $700,946. Using the fair-value based method of accounting, we recorded $356,583 of expense and a corresponding credit to paid-in capital related to the issuance of this warrant. This expense is included in the general and administrative line item in the Consolidated Statement of Operations for the year ended December 31, 1999.

As of March 31, 2000, our headquarters were housed in approximately 14,000 square feet of leased office space in San Antonio, Texas. These headquarters are no longer large enough to accommodate our anticipated growth. We entered into a five-year lease for approximately 43,000 square feet in March 2000. We anticipate the new headquarters will be ready for occupancy during the summer of 2000. We believe the new facility will provide adequate space to meet the needs of our expanding operating, administrative and sales activities for at least the next two years. The lease on the 14,000 square feet expires April 30, 2001. We will utilize the facility for redundancy purposes until we arrange a sublease or the lease expires. Additionally, we lease sales offices in Hollidaysburg, Pennsylvania; Dallas, Texas; Phoenix, Arizona; Denver, Colorado; and Los Angeles, California and plan to open additional sales offices throughout the United States. Total rent expenses in 1999 were $130,000, and in 2000, we expect to pay aggregate rent of approximately $600,000.

As of March 31, 2000, warrants to purchase 1,187,174 shares of common stock had been exercised, as discussed in the previous paragraphs, resulting in total net proceeds of $4,870,394. Of these warrants, 111,085 shares were related to the advisory warrant in favor of Pennsylvania Merchant Group, 75,844 shares were related to the placement agent warrants, and 1,000,246 shares were related to investor warrants. Subsequent to March 31, 2000, additional warrants to purchase 326,921 shares of common stock were exercised, resulting in net proceeds of $1,226,103.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments; therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There is no litigation currently pending. Except as described in Footnote 6, we are not aware of any disputes that may lead to litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    billserv.com, Inc.

      Date:  May 15, 2000           BY /s/ LOUIS HOCH
                                    President

      Date:  May 15, 2000           BY /s/ LORI TURNER
                                    Chief Financial Officer