Form 10-Q
period 2000-06-30
BILLSERV COM INC
filed 2000-08-14
CIK 1088034

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-30152

                               BILLSERV.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               NEVADA                            74-2418590
  (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


                        14607 SAN PEDRO AVENUE, SUITE 100
                              SAN ANTONIO, TX 78232
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

AT AUGUST 1, 2000, 15,517,937 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

                               billserv.com, Inc.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2000

                                      INDEX

Part I - Financial Information                                              PAGE
                                                                            ----

      Item 1.  Financial Statements

                 Consolidated Balance Sheets                                  3

                 Consolidated Statements of Operations                        4

                 Consolidated Statements of Changes in Shareholder's Equity   5

                 Consolidated Statements of Cash Flows                        7

                 Notes to Consolidated Financial Statements                   8

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk    19

Part II - Other Information

      Item 1.  Legal Proceedings                                             20

      Item 2.  Changes in Securities and Use of Proceeds                     20

      Item 3.  Defaults Upon Senior Securities                               20

      Item 4.  Submission of Matters to a Vote of Security Holders           20

      Item 5.  Other Information                                             20

      Item 6.  Exhibits and Reports on Form 8-K                              20

      Signatures                                                             21

Part I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                 JUNE 30, 2000    DECEMBER 31, 1999
                                                 -------------    -----------------
Assets:
  Cash and cash equivalents ..................   $   8,598,074    $       7,069,423
  Investments ................................       5,862,615                 --
  Accounts receivable ........................         341,998               10,227
  Related party accounts receivable ..........          59,318               30,222
  Prepaid expenses ...........................         304,041              166,820
  Other current assets .......................         297,884              213,956
                                                 -------------    -----------------
                                                    15,463,930            7,490,648

  Property and equipment, net of
    accumulated depreciation and
    amortization of $588,316 and $258,055
    for June 30, 2000 and December 31,
    1999, respectively .......................       2,990,130            1,513,510
  Intangible assets, net .....................         143,500               67,500
  Long-term investments ......................       1,997,094                 --
  Other assets ...............................         871,103              326,510
                                                 -------------    -----------------
Total assets .................................   $  21,465,757    $       9,398,168
                                                 =============    =================

Liabilities & shareholders' equity:
  Current liabilities:
     Accounts payable ........................   $     947,670    $         589,480
     Current portion of obligations under
       capital leases ........................         168,144              309,313
     Current portion of deferred revenue .....          29,780                 --
     Accrued expenses and other current
       liabilities ...........................         954,249              298,638
                                                 -------------    -----------------
Total current liabilities ....................       2,099,843            1,197,431

  Obligations under capital leases, less
   current portion ...........................         242,253              254,394
  Deferred revenue, less current portion .....         297,794                5,000
  Equity subject to potential redemption .....           5,300                5,300

Shareholders' equity:
  Common stock, $.001 par value,
   200,000,000 shares authorized;
   15,507,722 issued and outstanding at
   June 30, 2000,
   13,113,065 issued and outstanding at
   December 31, 1999 .........................          15,508               13,113
  Additional paid-in capital .................      36,838,659           13,695,584
  Accumulated other comprehensive loss .......          (5,050)                --
  Deficit accumulated during the
   development stage .........................     (18,028,550)          (5,772,654)
                                                 -------------    -----------------
Total shareholders' equity ...................      18,820,567            7,936,043
                                                 -------------    -----------------
Total liabilities and shareholders' equity ...   $  21,465,757    $       9,393,168
                                                 =============    =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED             JULY 30, 1998
                                                  ------------------------------    ------------------------------    (INCEPTION) TO
                                                  JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000
                                                  -------------    -------------    -------------    -------------    -------------
Revenues .......................................  $      45,208    $        --      $      51,634    $        --      $     107,072

Cost of sales ..................................        792,911             --          1,263,602             --          1,390,947
                                                  -------------    -------------    -------------    -------------    -------------
Gross margin ...................................       (747,703)            --         (1,211,968)            --         (1,283,875)

Operating expenses:
   Research and development ....................        153,314          167,351          278,226          339,542        1,184,758
   Selling and marketing .......................        853,691          454,765        1,629,055          741,937        3,467,968
   General and administrative ..................        836,480          605,835        1,406,685          937,342        3,460,060
   Depreciation and amortization ...............        191,456           68,570          342,127           81,264          613,594
   Non-cash expense related to the issuance
      of warrants ..............................      7,488,000          356,583        7,488,000          356,583        7,979,428
                                                  -------------    -------------    -------------    -------------    -------------
Total operating expenses .......................      9,522,941        1,653,104       11,144,093        2,456,668       16,705,808
                                                  -------------    -------------    -------------    -------------    -------------
Operating loss .................................    (10,270,644)      (1,653,104)     (12,356,061)      (2,456,668)     (17,989,683)

Other income (expense), net:
   Interest income .............................         99,930            9,427          185,685           12,131          274,346
   Interest expense ............................        (13,969)          (8,154)         (34,447)          (8,154)        (236,813)
   Other income (expense) ......................           --              1,200            1,200            1,200          (14,191)
                                                  -------------    -------------    -------------    -------------    -------------
Total other income, net ........................         85,961            2,473          152,438            5,177           23,342
                                                  -------------    -------------    -------------    -------------    -------------
Loss before income taxes and cumulative effect
   of accounting change ........................    (10,184,683)      (1,650,631)     (12,203,623)      (2,451,491)     (17,966,341)
Income taxes ...................................           --               --               --               --               --
                                                  -------------    -------------    -------------    -------------    -------------
Net loss before cumulative effect of
   accounting change ...........................    (10,184,683)      (1,650,631)     (12,203,623)      (2,451,491)     (17,966,341)
Cumulative effect of a change in accounting
   principle, net of taxes .....................           --               --            (52,273)            --            (52,273)
                                                  -------------    -------------    -------------    -------------    -------------
Net loss .......................................  $ (10,184,683)   $  (1,650,631)   $ (12,255,896)   $  (2,451,491)   $ (18,018,614)
                                                  =============    =============    =============    =============    =============
Net loss before cumulative effect of
   accounting change - basic and diluted .......  $       (0.68)   $       (0.16)   $       (0.87)   $       (0.24)   $       (1.56)
Cumulative effect of accounting change - basic
   and diluted .................................           --               --               --               --               --

Net loss per common share - basic and diluted ..  $       (0.68)   $       (0.16)   $       (0.87)   $       (0.24)   $       (1.56)

Weighted average common shares
   outstanding - basic and diluted .............     14,874,517       10,227,606       14,052,329       10,129,349       11,514,810

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                         DEFICIT
                                                                                       ACCUMULATED    UNREALIZED
                                                       COMMON STOCK       ADDITIONAL   DURING THE     GAIN/LOSS          TOTAL
                                                  --------------------     PAID-IN     DEVELOPMENT        ON         SHAREHOLDERS'
                                                    SHARES      AMOUNT     CAPITAL        STAGE       INVESTMENTS       EQUITY
                                                  ----------   -------   -----------   -----------    -----------    -------------
Balance at July 30, 1998 (date of inception) ...       1,000   $  --     $      --     $      --      $      --      $        --
Reclass of equity subject to potential .........        --
   redemption ..................................        --        --            --          (5,300)        (5,300)
Acquisition of shares and reverse merger,
   December 9, 1998 ............................  10,029,000    10,030          --          (4,636)          --              5,394
Net loss from inception
   (July 30, 1998 to December 31, 1998) ........        --        --            --        (289,770)          --           (289,770)
                                                  ----------   -------   -----------   -----------    -----------    -------------
Balance at December 31, 1998 ...................  10,030,000   $10,030   $      --     $  (299,706)   $      --      $    (289,676)
Shares issued under Reg S,
   June 11, 1999 ...............................     946,428       946     5,299,054          --             --          5,300,000
Issuance of Common Stock Warrants, May 18,
   1999 ........................................        --        --         356,583          --             --            356,583
Issuance of Common Stock Warrants, August
   6, 1999 .....................................        --        --         134,845          --             --            134,845
Issuance of Common Stock,
   October 15, 1999 ............................   1,230,791     1,231     3,665,608          --             --          3,666,839
Issuance of Common Stock,
   October 22, 1999 ............................      20,000        20        59,565          --             --             59,585
Issuance of Common Stock,
   October 22, 1999, in exchange for debt ......     153,846       154       490,057          --             --            490,211

Issuance of Common Stock, December 16, 1999 ....     270,000       270     1,361,019          --             --          1,361,289

Issuance of Common Stock, December 17, 1999 ....     285,000       285     1,436,629          --             --          1,436,914

Issuance of Common Stock, December 21, 1999 ....     127,000       127       640,184          --             --            640,311

Issuance of Common Stock, December 22, 1999 ....      50,000        50       252,040          --             --            252,090
Net Loss for the Twelve-Months Ended
   December 31, 1999 ...........................        --        --            --      (5,472,948)          --         (5,472,948)
                                                  ----------   -------   -----------   -----------    -----------    -------------
Balance at December 31, 1999 ...................  13,113,065   $13,113   $13,695,584   $(5,772,654)   $      --      $   7,936,043

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY, CON'T.
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                             ACCUMULATED
                                                         COMMON STOCK        ADDITIONAL     DURING THE    UNREALIZED       TOTAL
                                                     --------------------     PAID-IN       DEVELOPMENT  GAIN/LOSS ON  SHAREHOLDERS'
                                                       SHARES      AMOUNT     CAPITAL          STAGE      INVESTMENTS     EQUITY
                                                     ----------   -------   ------------    ------------ ------------  ------------
Balance at December 31, 1999 .....................   13,113,065   $13,113   $ 13,695,584    $ (5,772,654)   $  --      $  7,936,043
Stock Option Exercise ............................          900         1          2,530            --         --             2,531
Equity Issuance Costs ............................         --        --           (8,465)           --         --            (8,465)
Exercise of Warrants, January 20, 2000 ...........       15,400        15         57,735            --         --            57,750
Exercise of Warrants, February 16, 2000 ..........      126,969       127        476,007            --         --           476,134
Exercise of Warrants, February 24, 2000 ..........       52,426        53        232,984            --         --           233,037
Exercise of Warrants, March 7, 2000 ..............       22,515        23         73,147            --         --            73,170
Exercise of Warrants, March 9, 2000 ..............       11,032        11         75,648            --         --            75,659
Exercise of Warrants, March 10, 2000 .............      145,054       145        895,911            --         --           896,056
Exercise of Warrants, March 20, 2000 .............        2,318         2         15,607            --         --            15,609
Exercise of Warrants, March 28, 2000 .............      138,385       138        518,806            --         --           518,944
Exercise of Warrants, March 30, 2000 .............      673,076       673      2,523,362            --         --         2,524,035
Exercise of Warrants, April 4, 2000 ..............      153,846       154        576,769            --         --           576,923
Exercise of Warrants, April 4, 2000 ..............       26,923        27        100,934            --         --           100,961
Exercise of Warrants, April 5, 2000 ..............       92,346        92        346,206            --         --           346,298
Exercise of Warrants, April 25, 2000 .............       53,846        54        201,868            --         --           201,922
Issuance of Common Stock, Net of Issuance
   Costs, June 2, 2000 ...........................      879,121       879      9,564,621            --         --         9,565,500
Issuance of Common Stock Warrants,
    June 2, 2000 .................................         --        --        7,488,000            --         --         7,488,000
Stock Option Exercise, June 6, 2000 ..............          500         1          1,405            --         --             1,406
Unrealized Loss on Investments ...................         --        --             --              --       (5,050)         (5,050)
Net Loss for the Six-Months Ended June 30,
    2000..........................................         --        --             --       (12,255,896)      --       (12,255,896)
                                                     ----------   -------   ------------    ------------    -------    ------------
Balance at June 30, 2000 .........................   15,507,722   $15,508   $ 36,838,659    $(18,028,550)   $(5,050)   $ 18,820,567

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED              JULY 30, 1998
                                                                                  -------------------------------    (INCEPTION) TO
                                                                                  JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000
                                                                                  -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................    $ (12,255,896)    $  (2,451,491)    $ (18,018,614)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
    Issuance of common stock warrants ........................................        7,488,000           356,583         7,979,428
    Depreciation and amortization ............................................          342,127            81,264           613,594
    Cumulative effect of change in accounting principle ......................           52,273              --              52,273
  Changes in current assets and current liabilities-
    (Increase) decrease in accounts receivable ...............................         (331,771)             --            (341,998)
    (Increase) decrease in related party receivables .........................          (29,096)           14,985           (59,318)
    (Increase) decrease in prepaid expenses and
       other current assets ..................................................          276,834          (355,245)         (103,942)
    Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities ........................          579,957           189,896         1,623,075
    Increase (decrease) in accounts payable related party ....................             --            (150,000)         (150,000)
    Increase (decrease) in deferred revenue ..................................          270,301              --             270,301
                                                                                  -------------     -------------     -------------
  Net cash used in operating activities ......................................       (3,607,271)       (2,314,008)       (8,135,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........................................       (1,533,167)         (410,811)       (2,605,735)
  Purchase of investments ....................................................       (7,864,759)         (256,535)       (8,140,255)
  Purchase of intangible assets ..............................................          (83,500)          (75,000)         (158,500)
  Capital lease set up fee ...................................................             --                --             (11,884)
  Deposits - long term .......................................................       (1,042,546)          (37,143)       (1,087,617)
  Proceeds of acquisition/merger .............................................             --                --               5,394
                                                                                  -------------     -------------     -------------
  Net cash used in investing activities ......................................      (10,524,002)         (663,169)      (11,998,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from shareholders ..................................................             --           1,500,000         2,000,000
  Repayment to shareholders ..................................................             --          (2,000,000)       (2,000,000)
  Proceeds from notes payable ................................................             --                --           1,000,000
  Principal payments for notes payable .......................................             --                --            (500,000)
  Exercise of warrants .......................................................        6,096,498              --           6,096,498
  Issuance of common stock, net of issuance costs ............................        9,994,816         5,300,000        22,702,055
  Principal payments for capital lease obligations ...........................         (431,390)          (18,988)         (566,681)
                                                                                  -------------     -------------     -------------
  Net cash provided by financing activities ..................................       15,659,924         4,781,012        28,731,872
                                                                                  -------------     -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................        1,528,651         1,803,835         8,598,074

CASH AND CASH EQUIVALENTS, beginning of period ...............................        7,069,423           329,618              --
                                                                                  -------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period .....................................    $   8,598,074     $   2,133,453     $   8,598,074
                                                                                  =============     =============     =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of equipment under capital leases ..................................    $     278,079     $     623,375     $     841,786
Conversion of debt to equity .................................................    $        --       $        --       $     500,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The Company's principal activities since inception have been research and development, raising capital, and organizational activities. However, more recently, the Company has increased its activities in the areas of marketing and promotion, as well as the implementation of current billers. Accordingly, the Company remains a development stage company. The Company expects to continue to incur losses during its second year of operations and may incur losses in subsequent years as development efforts continue. The Company plans to meet its capital requirements primarily through funding under borrowings, issuance of equity securities, capital lease financing and in the longer term, revenue from services.

The accompanying consolidated financial statements and notes thereto have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year.

Certain prior period amounts have been reclassified for comparative purposes. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the SEC on February 11, 2000.

2.    INVESTMENTS

The Company's investments consist primarily of commercial paper, repurchase agreements and investment grade corporate bonds. The Company classifies these investments as "available-for-sale", "trading" or "held-to-maturity" securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company does not have any investments classified as "trading" securities. Investments classified as "available-for-sale" securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity. "Held-to-maturity" securities are carried at amortized cost.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin No. (SAB) 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The implementation of SAB 101 requires the Company's revenue generated from up-front implementation fees be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy on up-front design and implementation fees. The cumulative effect of this accounting change totaled $52,273. This amount has been recognized as a non-cash after tax charge during the first quarter of 2000 and has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods.

4.    PROPERTY AND EQUIPMENT, NET

The following is a summary of the Company's property and equipment at June 30, 2000 and December 31, 1999.

                                                June 30,       December 31,
                                                  2000             1999
                                              -------------    -------------
   Furniture and fixtures                        $ 207,324        $ 216,824
   Equipment                                       470,518          954,123
   Software                                      1,772,856          545,382
   Leasehold improvements                        1,127,748           55,236
                                              -------------    -------------
                                                 3,578,446        1,771,565
   Less: accumulated depreciation and
     amortization                                 (588,316)        (258,055)
                                              -------------    -------------
   Total - property and equipment, net         $ 2,990,130      $ 1,513,510
                                              =============    =============
                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.    OPERATING LEASES

During March 2000 the Company entered into a five-year operating lease for its future corporate headquarters. The lease required a deposit of approximately $516,000. Additionally, the Company leases other office space and equipment under noncancelable operating leases. Future minimum lease payments required under these leases consist of the following as of June 30, 2000:

  Year ending December 31,

         2000                                     $      705,760
         2001                                          1,224,701
         2002                                          1,180,218
         2003                                          1,180,218
         2004                                          1,177,624
         Thereafter                                      195,763
                                                  --------------
         Total minimum lease payments             $    5,664,285
                                                  ==============

6.    STOCK WARRANTS

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Additionally, the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into this agreement and investing $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.6 million. Using the fair value based method of accounting, the Company recorded $7,488,000 of expense and a corresponding credit to paid-in capital related to the issuance of 1.3 million of these warrants as consideration for entering into the extended biller service provider agreement. Also, CheckFree has the ability to earn incentive warrants not to exceed 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of theses warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.    STOCK WARRANTS (continued)

In conjunction with the private placement offerings in October and December 1999, the Company issued warrants to purchase 1,493,401 shares to the shareholders and the placement agent of the offering. The warrants have various exercise prices and some are callable by the Company.

At June 30, 2000, the outstanding vested warrants to purchase common stock are as follows:

                                        Aggregate
             Shares of     Exercise     Exercise       Expiration
           Common Stock     Price         Price           Date
           --------------------------------------------------------
                  41,237    $ 6.06        $ 250,000    08/05/2004
                     250    $ 3.25              813    10/14/2004
                  57,431    $ 3.75          215,366    10/14/2002
                  20,000    $ 3.75           75,000    10/25/2002
                     240    $ 8.00            2,240    12/15/2004
                   8,890    $ 7.41           65,875    12/20/2004
                   3,500    $ 7.31           25,585    12/22/2004
               2,179,121   $ 11.38       24,798,397    06/02/2010
           --------------             --------------
               2,310,669               $ 25,432,956
           ==============             ==============

7.    CREDIT FACILITY

On June 9, 2000 the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000. Advances under the line accrue interest at the prime rate minus .25%, with repayment terms of monthly interest-only payments and principal due in July 2001. The line of credit is secured by certain investments of the Company. Subsequent to June 30, 2000, the Company borrowed approximately $880,000 on this line of credit for the security deposit and leasehold improvements of the Company's future corporate headquarters.

8.    EQUITY SUBJECT TO POTENTIAL REDEMPTION

On or about December 3, 1998, the Company, then under the control of former management, and then known as Goldking Resources, Inc., concluded an offering of approximately 5.3 million shares of common stock. This transaction was completed through the cancellation of approximately 6.2 million shares, held by shareholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new shareholders,
                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.    EQUITY SUBJECT TO POTENTIAL REDEMPTION (continued)

who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold the shares into the secondary market. Form D was filed with the SEC to timely report the transaction, and an exemption under Rule 504 was claimed. The SEC has challenged the validity of this claimed exemption.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risk and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

OVERVIEW

We are a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of June 30, 2000, we have an accumulated deficit of $18.0 million. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) capture a significant number of customers as our customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment ("EBPP"), (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to continue to invest heavily in product development, technology and infrastructure, as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed and variable operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other potential sources of revenue in future periods may include:

o Revenue related to Internet-enabled customer care through our ECare services;
o    Revenue related to Internet direct marketing and other fees; and
o    Revenue derived from our Internet portal, http://www.bills.com/

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues. Sales and operating results will depend on the volume of transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2000 AND 1999

Our operations for the six months ended June 30, 2000, resulted in a net loss of $12,255,896, or $0.87 per share, as compared to $2,451,491, or $0.24 per share, for the six months ended June 30, 1999. We earned revenues totaling $45,208 and $51,634 for the three-month and six-month periods ended June 30, 2000, respectively. During the first and second quarters of 1999, we were not yet in a production phase and therefore did not generate any revenues.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related cost of sales will be expensed as incurred. The cumulative effect of this accounting change totals $52,273. This amount has been recognized as a non-cash after tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods. We recognized the applicable portion of this deferred revenue during the first and second quarters of 2000. Total deferred revenue increased 170% to $327,574 as of June 30, 2000 from $121,395 as of March 31, 2000. We anticipate that transaction fees and other services will become our major source of revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our overall operating results. However, the volume of transactions and amount of revenue we will earn in future periods is dependent upon the rate at which consumers utilize EBPP.

Although revenue from transaction fees has consistently increased during the last three quarters, total transaction fee revenue remains low. As customers who have completed the implementation period have not yet begun consumer education and marketing programs, the low adoption rates are consistent with the Company's expectations at this point. Transaction fees will become a significant dollar amount only when consumer adoption rates increase. While consumer adoption rates cannot be controlled, the Company is working with its customers to promote EBPP to consumers.

During the second quarter of 2000, http://www.bills.com/ was re-launched with a focus on making the site simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, the Company incurred development costs and intends to devote a defined amount of resources to market the portal. The Company also launched its eCare product during the second quarter of 2000 and went live with three customers. This product is an Internet interaction center that enables consumers and customers' service representatives to interact privately, in real time via the Internet. At the current time, the Company is uncertain of the magnitude of future revenues from this product, and plans to devote resources as appropriate.

Cost of sales were $792,911 and $1,263,602 for the three-month and six-month periods ended June 30, 2000, respectively. We were not in live production for customers during the first and second quarters of 1999, and accordingly, we incurred no cost of sales during those periods. Cost of sales includes the cost of personnel dedicated to the design of electronic bill templates, creation of conduits or connections to third parties, testing and quality assurance processes related to implementation and presentment as well as project management staff devoted to our customers at the inception of a project. As of June 30, 2000, approximately forty employees were involved in these functions. Cost of sales also includes fees paid for presentation of consumer bills on websites powered by aggregators. Fees are also paid to third parties who perform the payment portion of the EBPP transaction.

Research and development expenses remained constant for the three months ended June 30, 2000 and 1999. For the six-month periods ended June 30, 2000 and June 30, 1999,we experienced a decrease of 18% in research and development expenses. This decrease is primarily a result of a reallocation of resources to production efforts during the first quarter of 2000 and the timing of the increase of technical personnel and the resulting increase in compensation costs. The average number of technical personnel directed to research and development efforts increased from two for the six-month period ended June 30, 1999 to six for the same period in 2000. During the first two quarters of 1999, the Company's presentation systems were under development and as such had not begun to incur cost of sales. Accordingly, all expenses related to operating systems and technical personnel during this period were classified as research and development, while in 2000 a majority of these costs are included in cost of sales. All research and development costs are expensed as incurred. These costs include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integrating applications from third-party applications, new customer care solutions, additional business to consumer applications, business to business applications, and in future periods, solutions for direct marketing opportunities. We will continue to invest in research and development, as it is an essential part of the execution of our business strategy.

Selling and marketing expenses totaled $853,691 for the quarter ended June 30, 2000, as compared to $454,765 for the second quarter of 1999. Selling and marketing costs were $1,629,055 and $741,937 for the six months ended June 30, 2000 and 1999, respectively. The increase in these costs is a result of the full-scale efforts of our marketing and sales departments that were being developed during the first two quarters of 1999. As of June 30, 2000, we employed 22 sales and marketing personnel as compared to 12 such personnel at June 30, 1999. We will continue to expand our marketing and sales efforts, increasing the size of our sales force and broadening our reach with marketing activities. Our strategy is a targeted selling approach with an emphasis on saturating key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in metropolitan areas with high Technically Advanced Family (TAF) populations and high Internet usage. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. The Company expects promotional expenses to increase at a managed rate in support of EBPP.

General and administrative expenses increased $836,480 for the quarter ended June 30, 2000, as compared to $605,835 for the second quarter of 1999. General and administrative costs were $1,406,685 and $937,342 for the six months ended June 30, 2000 and 1999, respectively. The increase in expenses is principally due to the increased compensation costs associated with additional general and administrative personnel hired to manage the growth of the Company, as well as increased travel, insurance and professional fee expenses. The increase is also attributable to a growth in facilities costs resulting from expanded demands. The Company expects general and administrative expenses to increase as a result of the growth of our business. This increase will be driven by the increase in the number of customers or by the increased revenue from the escalation of adoption rates.

Depreciation and amortization increased to $191,456 for the quarter ended June 30, 2000, as compared to $68,570 for the second quarter of 1999. Depreciation and amortization were $342,127 and $81,264 for the six-month periods ended June 30, 2000 and 1999, respectively. The increase is due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We have purchased over $1.8 million of property and equipment during the six-month period ended June 30, 2000 and anticipate making capital expenditures of approximately $3.0 million in the next twelve months.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with Generally Accepted Accounting Principles, we calculated the fair value of these warrant issuances using the Black Scholes Model and recorded the expense and related credit to paid-in capital. During the three-month period ended June 30, 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. During the second quarter of 1999, warrant expense was $356,583 for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by the Company's private placement agent. We anticipate that we will recognize warrant costs in future periods based on warrants that are issuable in consideration for the referral of billers to the Company by CheckFree, however those expense amounts are unknown as they are dependant upon various milestones to be achieved by CheckFree and several other variables.

Other income increased to $85,961 for the quarter ended June 30, 2000, as compared to $2,473 for the second quarter of 1999, and to $152,438 for the six months ended June 30, 2000 from $5,177 for the same six-month period in 1999. This increase primarily relates to interest earned from the investment of the proceeds from our equity offerings in 1999, the exercise of warrants during the first quarter of 2000 and the equity investment by CheckFree in June 2000. The increase in interest income is partially diminished by the increased interest expense incurred on capital leases during 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's principal source of liquidity consisted of $8.6 million of cash and cash equivalents and $5.9 million in short-term investments, compared to $7.1 million of cash and cash equivalents at December 31, 1999. Additionally, the Company had $2.0 million of long-term investments at June 30, 2000. At June 30, 2000, the Company had net working capital of $13.4 million.

Net cash used in operating activities was $3.6 million and $2.3 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to operating net losses.

Net cash used in investing activities was $10.5 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively, and primarily consisted of purchases of investments and equipment. To a lesser extent, during the six months ended June 30, 2000, cash was used to make deposits for leases. Cash available for investment purposes increased substantially in the six months ended June 30, 2000, primarily as a result of the proceeds from the purchase of common stock by CheckFree and the exercise of warrants.

Net cash provided by financing activities of $15.6 million for the six months ended June 30, 2000 resulted from proceeds, net of issuance costs, of $9.6 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants from the October and December 1999 private placements. Net cash provided by financing activities of $4.8 million for the six months ended June 30, 1999 largely resulted from the issuance of common stock.

The Company anticipates making capital expenditures of approximately $3.0 million in the next twelve months. Additionally, the Company intends to devote between $1.5 and $2.0 million in resources towards the marketing of its wholly-owned subsidiary, bills.com, Inc., during the remainder of 2000 to accelerate the growth of subscribers. Further, the Company will experience an increase in rent expense as it moves to its new corporate headquarters. Total rent expense in 1999 was $130,000, and in 2000 and 2001, the aggregate rent expense is anticipated to be approximately $600,000 and $1.2 million, respectively.

The Company believes that its current cash and cash equivalents and investments balances will be sufficient to meet its anticipated cash needs through the fiscal year ending December 31, 2001, however the Company may face unforeseen expenditures, the result of which may cause a more accelerated depletion of capital resources. The Company expects to experience operating losses and negative cash flow for the foreseeable future and, as a result, the Company may be forced to rely on equity financing, draws on its line of credit, the establishment of new borrowings and equipment leasing arrangements to meet future capital requirements, the amount of which is subject to substantial uncertainty. Subsequent to June 30, 2000, the Company borrowed approximately $880,000 on the line of credit.

The Company's capital requirements depend on several factors, including:

o the rate of consumer acceptance of the Internet, Internet technology, electronic commerce and the Company's online solution

o the ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services

o    the ability to expand its customer base and increase revenues

o    the level of expenditures for marketing and sales

o    the purchases of equipment and software

o possible acquisitions of or investments in complementary businesses, products, services and technologies

o    the need to respond to unforeseen industry developments and other factors

If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or secure borrowings. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue to expand its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact the Company's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has not used derivative instruments; therefore the adoption of this statement will not have any effect on the Company's results of operations or its financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. The principal issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or awards in a business combination. We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" in the Annual Report on Form 10-K for the year ended December 31, 1999 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements included in Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current investment portfolio and future draws on its line of credit. Certain of the Company's marketable securities are designated as "available for sale" and accordingly are presented at fair value on the balance sheets. The Company generally invests its excess cash in high quality short- to intermediate-term fixed income securities. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There is no litigation currently pending. Except as described in Footnote 8, we are not aware of any disputes that may lead to litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not applicable.

      (b)   Not applicable.

      (c) On June 2, 2000, the Company sold 879,121 shares of common stock to CheckFree for $10.0 million. These shares are not registered under the Securities Act. The Company is obligated, upon timely requests by CheckFree, to file a registration statement for these shares.

      (d)   Not applicable.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
      None in the second quarter of fiscal 2000.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None in the second quarter of fiscal 2000.

ITEM 5.  OTHER INFORMATION
      None in the second quarter of fiscal 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         27  Financial Data Schedule

(b)   Reports on Form 8-K:  None in the second quarter of fiscal 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               billserv.com, Inc.

      Date:  August 14, 2000   BY /S/  LOUIS HOCH
                               President and Chief Operating Officer

      Date:  August 14, 2000   BY /S/  TERRI HUNTER
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)