Form 10-Q
period 2000-09-30
BILLSERV COM INC
filed 2000-11-14
CIK 1088034

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-30152

                               BILLSERV.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              98-0190072
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                       211 NORTH LOOP 1604 EAST, SUITE 100
                              SAN ANTONIO, TX 78232
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (210) 402-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR
THE PAST 90 DAYS. YES  X   NO
                      ---     ---

AT OCTOBER 1, 2000, 15,527,870 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================
                                 billserv.com, Inc.

                                     FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                      INDEX


Part I - Financial Information                                                                     Page
                                                                                                   ----
         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                     3

                      Consolidated Statements of Operations                                           4

                      Consolidated Statement of Changes in Shareholder's Equity                       5

                      Consolidated Statements of Cash Flows                                           7

                      Notes to Consolidated Financial Statements                                      8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         19

Part II - Other Information

         Item 1.  Legal Proceedings                                                                  20

         Item 2.  Changes in Securities and Use of Proceeds                                          20

         Item 3.  Defaults Upon Senior Securities                                                    20

         Item 4.  Submission of Matters to a Vote of Security Holders                                20

         Item 5.  Other Information                                                                  20

         Item 6.  Exhibits and Reports on Form 8-K                                                   21

         Signatures                                                                                  22

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BILLSERV.COM, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                     September 30, 2000    December 31, 1999
                                                                     ------------------    -----------------
Assets:
   Cash and cash equivalents                                            $  9,097,972          $  7,069,423
   Investments                                                               995,260                     -
   Accounts receivable, net                                                  565,110                10,227
   Related party accounts receivable                                         157,121                30,222
   Prepaid expenses and other                                              1,328,118               380,776
                                                                        ------------          ------------
Total current assets                                                      12,143,581             7,490,648

   Property and equipment, net of accumulated depreciation and amortization of $907,844 and $258,055 for September 30,
     2000 and December 31, 1999, respectively                              3,607,023             1,513,510
   Intangible assets, net                                                     56,250                67,500
   Long-term investments                                                   2,014,320                     -
   Other assets                                                              870,667               326,510
                                                                        ------------          ------------
Total assets                                                            $ 18,691,841          $  9,398,168
                                                                        ============          ============

Liabilities & shareholders' equity:
   Current liabilities:
      Accounts payable                                                  $    365,239          $    589,480
      Current portion of obligations under capital leases                    174,487               309,313
      Current portion of deferred revenue                                     54,602                     -
      Accrued expenses and other current liabilities                         659,271               298,638
      Short-term borrowings                                                1,500,000                     -
                                                                        ------------          ------------
Total current liabilities                                                  2,753,599             1,197,431

Obligations under capital leases, less current portion                       196,282               254,394
Deferred revenue, less current portion                                       598,802                 5,000
Equity subject to potential redemption                                         5,300                 5,300

Shareholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 15,527,870 issued and outstanding at
     September 30, 2000, 13,113,065 issued and outstanding
     at December 31, 1999                                                     15,528                13,113
   Additional paid-in capital                                             36,908,450            13,695,584
   Accumulated other comprehensive income                                     12,642                     -
   Deficit accumulated during the development stage                      (21,798,762)           (5,772,654)
                                                                        ------------          ------------
Total shareholders' equity                                                15,137,858             7,936,043
                                                                        ------------          ------------
Total liabilities and shareholders' equity                              $ 18,691,841          $  9,398,168
                                                                        =============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     BILLSERV.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                 Three Months Ended               Nine Months Ended         July 30, 1998
                                           -----------------------------   -----------------------------   (inception) to
                                           September 30,   September 30,   September 30,   September 30,    September 30,
                                               2000            1999            2000            1999             2000
                                           -------------   -------------   -------------   -------------   --------------
Revenues                                   $    106,564    $          -    $    158,198    $          -     $    213,636

Cost of sales                                 1,060,272               -       2,323,874               -        2,451,219
                                           ------------    ------------    ------------    ------------     ------------

Gross margin                                   (953,708)              -      (2,165,676)              -       (2,237,583)

Operating expenses:
   Research and development                     234,388         260,847         512,614         600,389        1,419,146
   Selling and marketing                      1,481,040         536,629       3,110,095       1,278,566        4,949,008
   General and administrative                 1,049,160         516,463       2,455,845       1,453,805        4,644,065
   Depreciation and amortization                323,713          87,541         665,840         168,805          937,307
   Non-cash expense related to the
     issuance of warrants                             -         134,845       7,488,000         491,428        7,979,428
                                           ------------    ------------    ------------    ------------     ------------
Total operating expenses                      3,088,301       1,536,325      14,232,394       3,992,993       19,928,954
                                           ------------    ------------    ------------    ------------     ------------

Operating loss                               (4,042,009)     (1,536,325)    (16,398,070)     (3,992,993)     (22,166,537)

Other income (expense), net:
   Interest income                              314,474          24,774         500,159          36,905          588,820
   Interest expense                             (41,206)        (30,434)        (75,653)        (38,588)        (143,174)
   Other income (expense)                        (1,471)          2,127            (271)          3,327          (15,662)
                                           ------------    ------------    ------------    ------------     ------------
Total other income (expense), net               271,797          (3,533)        424,235           1,644          429,984
                                           ------------    ------------    ------------    ------------     ------------
Loss before income taxes and cumulative
   effect of accounting change               (3,770,212)     (1,539,858)    (15,973,835)     (3,991,349)     (21,736,553)
Income taxes                                          -               -               -               -                -
                                           ------------    ------------    ------------    ------------     ------------
Net loss before cumulative effect of
   accounting change                         (3,770,212)     (1,539,858)    (15,973,835)     (3,991,349)     (21,736,553)

Cumulative effect of a change in
   accounting principle, net of taxes                 -               -         (52,273)              -          (52,273)
                                           ------------    ------------    ------------    ------------     ------------
Net loss                                   $ (3,770,212)   $ (1,539,858)   $(16,026,108)   $ (3,991,349)    $(21,788,826)
                                           ============    ============    ============    ============     ============
Net loss per common share before
   cumulative effect of accounting
   change - basic and diluted              $      (0.24)   $      (0.14)   $      (1.10)   $      (0.38)    $      (1.81)

Cumulative effect of accounting
   change - basic and diluted              $          -    $          -    $          -    $          -     $      (0.01)

Net loss per common share - basic and
   diluted                                 $      (0.24)   $      (0.14)   $      (1.10)   $      (0.38)    $      (1.82)

Weighted average common shares
    outstanding - basic and diluted          15,525,973      10,976,428      14,547,148      10,414,811       11,978,007

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    BILLSERV.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (UNAUDITED)



                                                                                    Deficit
                                                                                  Accumulated   Unrealized
                                            Common Stock             Additional    During the   Gain/(Loss)    Total
                                      ---------------------------      Paid-in     Development      on      Shareholders'
                                         Shares       Amount           Capital        Stage     Investments     Equity
                                      ----------------------------------------------------------------------------------
Balance at July 30, 1998 (date of
   inception)                                 1,000   $        -  $         -     $        -    $        -  $         -
Reclass of Equity Subject to
   Potential Redemption                           -            -            -         (5,300)            -       (5,300)
Acquisition of Shares and Reverse
   Merger, December 9, 1998              10,029,000       10,030            -         (4,636)            -        5,394
Net Loss From Inception
   (July 30, 1998) to December 31,                -            -            -       (289,770)            -     (289,770)
   1998
                                      ----------------------------------------------------------------------------------
Balance at December 31, 1998             10,030,000       10,030            -        (299,706)           -     (289,676)
Shares issued under Reg. S,
   June 11, 1999                            946,428          946    5,299,054               -            -    5,300,000
Issuance of Common Stock Warrants,
   May 18, 1999                                   -            -      356,583               -            -      356,583
Issuance of Common Stock Warrants,
   August 6, 1999                                 -            -      134,845               -            -      134,845
Issuance of Common Stock,
   October 15, 1999                       1,230,791        1,231    3,665,608               -            -    3,666,839
Issuance of Common Stock,
   October 22, 1999                          20,000           20       59,565               -            -       59,585
Issuance of Common Stock,
   October 22, 1999, in Exchange for        153,846          154      490,057               -            -      490,211
   Debt
Issuance of Common Stock,
   December 16, 1999                        270,000          270    1,361,019               -            -    1,361,289
Issuance of Common Stock,
   December 17, 1999                        285,000          285    1,436,629               -            -    1,436,914
Issuance of Common Stock,
   December 21, 1999                        127,000          127      640,184               -            -      640,311
Issuance of Common Stock,
   December 22, 1999                         50,000           50      252,040               -            -      252,090
Net Loss for the Twelve Months Ended
   December 31, 1999                              -            -            -      (5,472,948)           -   (5,472,948)
                                      ----------------------------------------------------------------------------------
Balance at December 31, 1999             13,113,065   $   13,113  $13,695,584     $(5,772,654)  $        -  $ 7,936,043


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    BILLSERV.COM, INC.
                               (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY, CONT.
                                        (UNAUDITED)

                                                                                    Deficit
                                                                                  Accumulated   Unrealized
                                            Common Stock             Additional    During the   Gain/(Loss)    Total
                                      ---------------------------      Paid-in     Development      on      Shareholders'
                                         Shares       Amount           Capital        Stage     Investments     Equity
                                       ---------------------------------------------------------------------------------
Balance at December 31, 1999             13,113,065     $ 13,113  $ 13,695,584   $  (5,772,654)  $      -  $  7,936,043
Equity Issuance Costs                             -            -        (8,465)              -          -        (8,465)
Exercise of Warrants, January 20, 2000       15,400           15        57,735               -          -        57,750
Exercise of Warrants, February 16, 2000     126,969          127       476,007               -          -       476,134
Exercise of Warrants, February 24, 2000      52,426           53       232,984               -          -       233,037
Exercise of Warrants, March 7, 2000          22,515           23        73,147               -          -        73,170
Exercise of Warrants, March 9, 2000          11,032           11        75,648               -          -        75,659
Exercise of Warrants, March 10, 2000        145,054          145       895,911               -          -       896,056
Exercise of Warrants, March 20, 2000          2,318            2        15,607               -          -        15,609
Exercise of Warrants, March 28, 2000        138,385          138       518,806               -          -       518,944
Stock Option Exercise, March 28, 2000           900            1         2,530               -          -         2,531
Exercise of Warrants, March 30, 2000        673,076          673     2,523,362               -          -     2,524,035
Exercise of Warrants, April 4, 2000         153,846          154       576,769               -          -       576,923
Exercise of Warrants, April 4, 2000          26,923           27       100,934               -          -       100,961
Exercise of Warrants, April 5, 2000          92,346           92       346,206               -          -       346,298
Exercise of Warrants, April 25, 2000         53,846           54       201,868               -          -       201,922
Issuance of Common Stock, Net of
   Issuance Costs, June 2, 2000             879,121          879     9,564,621               -          -     9,565,500
Issuance of Common Stock Warrants,
   June 2, 2000                                  -            -      7,488,000               -          -     7,488,000
Stock Option Exercise, June 6, 2000             500            1         1,405               -          -         1,406
Issuance of Common Stock, July 2, 2000       17,848           18       117,075               -          -       117,093
Equity Issuance Costs                             -            -       (56,876)              -          -       (56,876)
Stock Option Exercise, August 11, 2000          300            -           844               -          -           844
Stock Option Exercise, September 10,          2,000            2         8,748               -          -         8,750
   2000
Unrealized Gain/(Loss) on Investments             -            -             -               -     12,642        12,642
Net Loss for the Nine Months Ended
   September 30, 2000                             -            -             -     (16,026,108)         -   (16,026,108)
                                       ---------------------------------------------------------------------------------
Balance at September 30, 2000            15,527,870     $ 15,528  $ 36,908,450   $ (21,798,762)  $ 12,642  $ 15,137,858
                                       =================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                BILLSERV.COM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                               Nine Months Ended             July 30, 1998
                                                       -----------------------------------  (Inception) to
                                                        September 30,     September 30,      September 30,
                                                             2000              1999              2000
                                                       ----------------- ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (16,026,108)     $ (3,991,349)   $ (21,788,826)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Issuance of common stock warrants                         7,488,000           491,428        7,979,428
    Depreciation and amortization                               665,840           168,805          937,307
    Cumulative effect of change in accounting principle          52,273                 -           52,273
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                 (554,883)                -         (565,110)
    (Increase) decrease in related party receivables           (126,899)          (31,911)        (157,121)
    (Increase) decrease in prepaid expenses and
       other                                                   (727,003)         (318,088)      (1,107,779)
    Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities           136,392           218,345        1,179,510
    Increase (decrease) in accounts payable related                   -          (150,000)        (150,000)
       party
    Increase (decrease) in deferred revenue                     596,131                 -          596,131
                                                       ----------------- ----------------- ----------------
  Net cash used in operating activities                      (8,496,257)       (3,612,770)     (13,024,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (2,470,023)         (549,078)      (3,542,591)
  Purchase of investments                                    (7,864,759)         (286,098)      (8,140,255)
  Proceeds from sales and maturities of investments           4,867,821                 -        4,867,821
  Purchase of intangible assets                                       -           (75,000)         (75,000)
  Capital lease set up fee                                            -                 -          (11,884)
  Deposits long-term, net                                      (764,496)          (42,834)        (809,537)
  Proceeds of acquisition/merger                                      -                 -            5,394
                                                       ----------------- ----------------- ----------------
  Net cash used in investing activities                      (6,231,457)         (953,010)      (7,706,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from shareholders                                           -         1,500,000        2,000,000
  Repayment to shareholders                                           -        (2,000,000)      (2,000,000)
  Proceeds from notes payable and short-term borrowings       1,500,000         1,000,000        2,500,000
  Principal payments for notes payable                                -                 -          500,000
  Exercise of warrants                                        6,096,498                 -        6,096,498
  Issuance of common stock, net of issuance costs             9,630,783         5,300,000       22,338,022
  Principal payments for capital lease obligations             (471,018)          (65,135)        (606,309)
                                                       ----------------- ----------------- ----------------
  Net cash provided by financing activities                  16,756,263         5,734,865       29,828,211
                                                       ----------------- ----------------- ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,028,549         1,169,085        9,097,972

CASH AND CASH EQUIVALENTS, beginning of period                7,069,423           329,618                -
                                                       ----------------- ----------------- ----------------
CASH AND CASH EQUIVALENTS, end of period                 $    9,097,972      $  1,498,703    $   9,097,972
                                                       ================= ================= ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchases of equipment under capital leases              $      278,080      $    695,423    $     841,786
Conversion of debt to equity                             $            -      $          -    $     500,000


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       ORGANIZATION

billserv.com, Inc. and its wholly-owned subsidiaries, bills.com., Inc. and billserv.com-canada, inc. (collectively, "billserv.com" or "the Company"), is a billing service provider operating in the electronic bill presentment and payment ("EBPP") industry. In addition, the Company provides consulting and Internet-based customer care interaction services. The Company also operates an Internet bill presentment and payment portal for consumers.

2.       BASIS OF PRESENTATION

The Company's principal activities since inception have been research and development, raising of capital and organizational activities. However, more recently, the Company has increased its activities in the areas of marketing and promotion, as well as the implementation of current billers. Accordingly, the Company remains a development stage company. The Company expects to continue to incur losses during its second and third years of operations and may incur losses in subsequent years as development efforts continue. However, if the Company continues to execute its business plan and address challenges as they arise, the Company believes operating losses should begin to decline. The Company plans to meet its capital requirements primarily through issuance of equity securities, borrowings, capital lease financing and, in the longer term, revenue from services.

The accompanying consolidated financial statements and notes thereto have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year.

Certain prior period amounts have been reclassified for comparative purposes. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K filed with the SEC on February 11, 2000.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.       INVESTMENTS

The Company's investments consist primarily of commercial paper, repurchase agreements and investment-grade corporate bonds. The Company classifies these investments as "available-for-sale," "trading" or "held-to-maturity" securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not had any investments classified as "trading" securities. "Held-to-maturity" securities have been carried at amortized cost. Investments classified as "available-for-sale" securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity.

4.       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 requires that the Company's revenue generated from up-front implementation fees be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy on up-front design and implementation fees. The cumulative effect of this accounting change totaled $52,273. This amount has been recognized as a non-cash after-tax charge during the first quarter of 2000 and has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods.

5.       PROPERTY AND EQUIPMENT, NET

The following is a summary of the Company's property and equipment at September 30, 2000 and December 31, 1999.

                                           September 30,   December 31,
                                               2000            1999
                                           -------------   ------------
  Furniture and fixtures                     $  795,517     $  216,824
  Equipment                                   1,979,883        954,123
  Software                                    1,335,956        545,382
  Leasehold improvements                        403,511         55,236
                                           -------------   ------------
                                              4,514,867      1,771,565
  Less: accumulated depreciation and
    amortization                               (907,844)      (258,055)
                                           -------------   ------------
  Total - property and equipment, net        $3,607,023     $1,513,510
                                           =============   ============

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.       OPERATING LEASES

During March 2000, the Company entered into a five-year operating lease for its corporate headquarters at a rate of $98,000 per month. The lease required a cash deposit of approximately $516,000. This deposit is included in Other Assets on the Balance Sheet.

7.       STOCK WARRANTS

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Additionally, the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into this agreement and investing $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.6 million. The Company recorded $7,488,000 of expense and a corresponding credit to paid-in capital related to the estimated fair value of 1.3 million of these warrants, which were issued as consideration for entering into the extended biller service provider agreement. Also, CheckFree has the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of these warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation, which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date. As of September 30, 2000, none of these incentive warrants have vested.

In conjunction with the private placement offerings in October and December 1999, the Company issued warrants to purchase 1,493,401 shares to the shareholders and the placement agent of the offering. The warrants have various exercise prices, and some are callable by the Company.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.       STOCK WARRANTS (continued)

At September 30, 2000, the outstanding vested warrants to purchase common stock are as follows:




          Shares of       Exercise       Aggregate        Expiration
         Common Stock      Price       Exercise Price        Date
       ----------------------------------------------------------------
               57,431      $ 3.75       $    215,366      10/14/2002
               20,000      $ 3.75             75,000      10/25/2002
               41,237      $ 6.06            250,000      08/05/2004
                  250      $ 3.25                813      10/14/2004
                  280      $ 8.00              2,240      12/15/2004
                8,890      $ 7.41             65,875      12/20/2004
                3,500      $ 7.31             25,585      12/22/2004
            2,179,121      $11.38         24,798,397      06/02/2010
       ---------------               ----------------
            2,310,709                   $ 25,433,276
       ===============               ================


8.       SHORT-TERM BORROWINGS

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001. The line of credit is secured by certain investments of the Company. The Company has borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements of the Company's corporate headquarters.

9.       EQUITY SUBJECT TO POTENTIAL REDEMPTION

On or about December 3, 1998, the Company, then under the control of former management, and then known as Goldking Resources, Inc., concluded an offering of approximately 5.3 million shares of common stock. This transaction was completed through the cancellation of approximately 6.2 million shares, held by shareholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new shareholders who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold the shares into the secondary market. A Form D was filed with the SEC to timely report the transaction, and an exemption under Rule 504 was claimed. The SEC has challenged the validity of this claimed exemption.

                               billserv.com, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.       EQUITY SUBJECT TO POTENTIAL REDEMPTION (continued)

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

We publicly disclosed the foregoing matters on November 22, 1999, in the Company's amended Form 10, which was filed with the SEC. Since the date of this filing, the Company has received no notice of any claim by any person, including the SEC.

10.      SUBSEQUENT EVENT

On October 4, 2000, the Company's Board of Directors declared a dividend distribution of Common Share Purchase Rights. The terms of these Rights have been defined in the Rights Agreement, which has been filed with the SEC on October 11, 2000 as an Exhibit to a Registration Statement on Form 8-A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in such forward-looking statements. All references to "we," "us" or "our" in this Form 10-Q mean billserv.com, Inc.

OVERVIEW

billserv.com is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of September 30, 2000, we have an accumulated deficit of $21.8 million. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) continue to add to our significant customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment ("EBPP"), (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to continue to invest in product research and development, technology and infrastructure, as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed and variable operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue include:

     - eCare - Our Internet Interaction Center (IIC) which provides Internet-enabled customer care support.

     - eConsulting - Value-added professional services for EBPP customers needing dedicated resources.

     -    IDM - Internet-enabled Direct Marketing (latter part of Year 2001).

     - bills.com - EBPP Internet portal for complete bill payment of all bills.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues. Revenue and operating results will depend on the volume of transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

RESULTS OF OPERATIONS - FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Our operations for the nine months ended September 30, 2000 resulted in a net loss of $16,026,108, or $1.10 per share, as compared to $3,991,349, or $0.38 per share, for the nine months ended September 30, 1999. We earned revenues totaling $106,564 and $158,198 for the three-month and nine-month periods ended September 30, 2000, respectively. During the first three quarters of 1999, we were not yet in a production phase, nor had we provided any other services for our customers, and therefore did not generate any revenues.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related cost of sales will be expensed as incurred. The cumulative effect of this accounting change totals $52,273. This amount has been recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. Total deferred revenue increased 99% to $653,404 as of September 30, 2000 from $327,574 as of June 30, 2000. This increase is primarily due to the deferral of implementation fees that have been invoiced during the third quarter of 2000. We anticipate that transaction fees and other services will become our major source of revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our overall operating results. However, the volume of transactions and amount of revenue we will earn in future periods are dependent upon the rate at which consumers utilize EBPP.

Although revenue from transaction fees has dramatically increased during the last three quarters, total transaction fee revenue remains relatively low. We have 50 billers under contract who are in various stages of development. As of September 30, 2000, 24 billers are in production or pilot stages and only one has begun consumer education and marketing programs. As such, the low adoption rates are consistent with our expectations at this point. Transaction fees can become a significant revenue source only when consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our customers to promote EBPP to their consumers.

During the second quarter of 2000, bills.com was re-launched with a focus on making the Website simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, we devoted a defined amount of resources to develop and market the portal. We also launched our ECare product during the second quarter of 2000 and went live with three customers. This product is an Internet Interaction Center that enables consumers and customer service representatives to interact privately, in real time, via the Internet. Currently, we are uncertain of the magnitude of future revenues from these products, and plan to devote resources as appropriate.

Cost of sales was $1,060,272 and $2,323,874 for the three-month and nine-month periods ended September 30, 2000, respectively. We were not in production or pilot stages for customers during the first three quarters of 1999, and accordingly, we incurred no cost of sales during those periods. Cost of sales includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as project management staff devoted to our customers at the inception of a project. As of September 30, 2000, approximately 66 employees were involved in these functions. Cost of sales also includes fees paid for presentation of consumer bills on Websites powered by aggregators. Fees are also paid to third parties who perform the payment portion of the EBPP transaction.

Research and development expenses declined 10% for the three months ended September 30, 2000 compared to the third quarter of 1999. For the nine-month periods ended September 30, 2000 and September 30, 1999, we experienced a decrease of 15% in research and development expenses. These decreases are primarily a result of a re-allocation of resources to production efforts during 2000. During the first three quarters of 1999, our presentation systems were under development and as such had not begun to incur cost of sales. Accordingly, all expenses related to operating systems and technical personnel during this period were classified as research and development, while in 2000 a majority of these costs are included in cost of sales. All research and development costs are expensed as incurred. These costs include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of applications from third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and, in future periods, solutions for direct marketing opportunities. We will continue to invest in research and development in the foreseeable future, as it is an essential part of the execution of our business strategy. We believe that it will be important to rapidly develop, test and offer new products and services.

Selling and marketing expenses totaled $1,481,040 for the quarter ended September 30, 2000, as compared to $536,629 for the third quarter of 1999. Selling and marketing costs were $3,110,095 and $1,278,566 for the nine months ended September 30, 2000 and 1999, respectively. The increase in these costs is a result of the development and expansion initiatives of our sales and marketing departments that were being created and developed during the first three quarters of 1999, as well as advertising media costs associated with bills.com, Inc. As of September 30, 2000, we employed 27 sales and marketing personnel as compared to 13 such personnel at September 30, 1999. We will continue to expand our sales and marketing efforts, increasing the size of our sales force and broadening our reach with marketing activities. As each biller is signed, billserv assigns a marketing representative to work with that biller in developing their plan to educate their consumers on EBPP. All of our billers currently in production plan to market and advertise EBPP to their consumers during the next 4 months. Our selling strategy is a targeted approach with an emphasis on saturating key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in metropolitan areas with high Technically Advanced Family ("TAF") populations and high Internet usage. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. We expect promotional expenses to increase at a managed rate in support of our strategy.

General and administrative expenses increased to $1,049,160 for the quarter ended September 30, 2000, as compared to $516,463 for the third quarter of 1999. General and administrative costs were $2,455,845 and $1,453,805 for the nine months ended September 30, 2000 and 1999, respectively. The increase in expenses is principally due to the increased compensation costs associated with additional general and administrative personnel hired to manage our growth, as well as increased travel, insurance and professional fee expenses. The increase is also attributable to a growth in facilities costs resulting from expanded demands. We expect general and administrative expenses to increase as a result of the growth of our business. This increase will be driven by the increase in the number of customers or by our expectation of increased revenue from the escalation of adoption rates.

Depreciation and amortization increased to $323,713 for the quarter ended September 30, 2000, as compared to $87,541 for the third quarter of 1999. Depreciation and amortization were $665,840 and $168,805 for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase is due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We have purchased over $2.7 million of property and equipment during the nine-month period ended September 30, 2000 and anticipate making capital expenditures of approximately $4.0 million in the next twelve months.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with Generally Accepted Accounting Principles, we calculated the fair value of these warrant issuances using the Black Scholes Model and recorded the expense and related credit to paid-in capital. During the nine-month period ended September 30, 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. During the second and third quarters of 1999, warrant expense was $356,583 for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by our private placement agent and $134,845 related to the issuance of warrants associated with debt, respectively. We anticipate that we will recognize warrant costs in future periods based on warrants that are issuable in consideration for the referral of billers to us by

CheckFree; however, those expense amounts are unknown as they are dependent upon various milestones to be achieved by CheckFree and several other variables.

Other income (expense) increased to $271,797 for the quarter ended September 30, 2000, as compared to an expense of $3,533 for the third quarter of 1999, and to $424,235 for the nine months ended September 30, 2000 from $1,644 for the same nine-month period in 1999. This increase primarily relates to interest earned from the investment of the proceeds from the equity offerings in the fourth quarter of 1999, the exercise of warrants during the first quarter of 2000 and the equity investment by CheckFree in June 2000. The increase in interest income is partially offset by the increased interest expense incurred on capital leases and borrowings on the line of credit during 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's principal source of liquidity consisted of $9.1 million of cash and cash equivalents and $1.0 million in short-term investments, compared to $7.1 million of cash and cash equivalents at December 31, 1999. Additionally, the Company had $2.0 million of long-term investments at September 30, 2000. At September 30, 2000, the Company had net working capital of $9.4 million.

Net cash used in operating activities was $8.5 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to operating net losses.

Net cash used in investing activities was $6.2 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively, and primarily consisted of purchases of investments and equipment. To a lesser extent, during the nine months ended September 30, 2000, cash was used to make deposits for leases. Cash available for investment purposes increased substantially in the nine months ended September 30, 2000, primarily as a result of the proceeds from the equity investment by CheckFree and the exercise of warrants.

Net cash provided by financing activities of $16.8 million for the nine months ended September 30, 2000 resulted from proceeds, net of issuance costs, of $9.6 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants from the October and December 1999 private placements. Net cash provided by financing activities of $5.7 million for the nine months ended September 30, 1999 largely resulted from the issuance of common stock.

We anticipate making capital expenditures of approximately $4.0 million in the next twelve months. Further, we are experiencing an increase in rent expense as we have moved to our new corporate headquarters. Total rent expense in 1999 was $130,000, and in 2000 and 2001, the aggregate rent expense is anticipated to be approximately $600,000 and $1.2 million, respectively.

We believe that our current cash and cash equivalents and investments balances along with anticipated revenues will be sufficient to meet our anticipated cash needs into the latter half of the fiscal year ending December 31, 2001; however, we may face unforeseen expenditures or a lack of revenue, the result of which may be a more accelerated depletion of capital resources. We expect to experience operating losses and negative cash flow for the foreseeable future, and as a result, we will be forced to rely on equity financing, the establishment of new borrowings and equipment leasing arrangements to meet future capital requirements, the amount of which is subject to substantial uncertainty.

Our capital requirements depend on several factors, including:

     - the rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution

     - the ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services

     -    the ability to expand our customer base and increase revenues

     -    the level of expenditures for marketing and sales

     -    the level of purchases of equipment and software

     - possible acquisitions of or investments in complementary businesses, products, services and technologies

     - the need to respond to unforeseen industry developments and other factors

If our capital requirements vary from those currently planned, we may require additional financing sooner than anticipated. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or secure borrowings prematurely. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, we may not be able to continue to exist, expand our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. We have not used derivative instruments; therefore, the adoption of this statement will not have any effect on our results of operations or our financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current investment portfolio and draws on its line of credit. Certain of the Company's marketable securities are designated as "available for sale" and accordingly are presented at fair value on the balance sheets. The Company generally invests its excess cash in high-quality short- to intermediate-term fixed income securities. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There is no litigation currently pending. We are not aware of any disputes that may lead to litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)      Change rights of stockholders

                 On October 4, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of Common Stock, par value $.001 per share, of the Company. The dividend is payable to holders of record of Common Stock at the close of business on October 4, 2000, the date of record. Each right entitles the registered holder to purchase from the Company shares of Common Stock at a purchase price of $14.00. The terms and conditions of the Rights are contained in a Rights Agreement between the Company and American Stock Transfer and Trust Company, which has been filed with the SEC on October 11, 2000 as an exhibit to a Registration Statement on Form 8-A.

        (b)      Not applicable.

        (c)      None in the third quarter of fiscal 2000.

        (d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None in the third quarter of fiscal 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 13, 2000 the Annual Shareholders Meeting of the Company was held to vote on a.) election of two board members; b.) an amendment to the 1999 Employee Comprehensive Stock Plan; and c.) the appointment of Ernst and Young LLP as independent auditors.

ITEM 5. OTHER INFORMATION

        None in the third quarter of fiscal 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 4 Instruments defining the rights of security holders, including debentures - Rights Agreement dated as of October 4, 2000, incorporated by reference from the Registration Statement on Form 8-A filed with the SEC on October 11, 2000.

                 27   Financial Data Schedule

        (b)      Reports on Form 8-K: None in the third quarter of fiscal 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               billserv.com, Inc.

   Date:  November 14, 2000    /s/ Louis Hoch
                               -------------------------------------
                               by:  LOUIS HOCH
                               President and Chief Operating Officer

   Date:  November 14, 2000    /s/ Terri A. Hunter
                               -------------------------------------
                               by: TERRI A. HUNTER
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)