Form 10-K
period 2000-12-31
BILLSERV COM INC
filed 2001-03-30
CIK 1088034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   ----------

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-30152

                               BILLSERV.COM, INC.
               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

                NEVADA                                  98-0190072
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            211 NORTH LOOP 1604, SUITE 100, SAN ANTONIO, TEXAS 78232
                    (Address of principal executive offices)

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

INDICATE by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 12, 2001, was $35,713,656. As of March 12, 2001 15,605,169 shares of the Company's common stock ($.001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2000, are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held may 24, 2001, are incorporated by reference into Part III.

PART I.
Item 1.  Business .........................................................    3
Item 2.  Properties and Equipment .........................................   18
Item 3.  Legal Proceedings ................................................   18
Item 4.  Submission of Matters to a Vote of Security Holder ...............   18
Item 4a. Executive Officers of the Company

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ..........................................................   19
Item 6.  Selected Financial Data ..........................................   20
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   20
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .......   26
Item 8.  Financial Statements .............................................   27
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .........................................   45

PART III

Item 10. Directors and Executive Officers .................................   46
Item 11. Executive Compensation ...........................................   46
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   46
Item 13. Certain Relationships and Transactions ...........................   46

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..   47

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in the Business Risk section of this Annual Report on Form 10-K. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

--------------------------------------------------------------------------------

                                   PART I.

ITEM 1. BUSINESS

All references to "we," "us," "our," "billserv" or the "Company" in this Annual Report on Form 10-K mean billserv.com, Inc. and it's wholly owned subsidiaries.

GENERAL

We provide electronic bill presentment and payment ("EBPP") and related services to companies generating recurring paper-based bills. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. We provide a turnkey outsourcing solution that enables our customers to offer EBPP services to their customers and to utilize the EBPP channel to enhance business, Internet and customer relationship management strategies by establishing an interactive, online relationship with their customers, creating additional revenue streams, increasing branding opportunities, enhancing customer service and reducing the costs associated with customer care and the billing function. Through the implementation of our complete solution, we become our customers' single point of contact for developing, implementing and managing their entire EBPP channel.

Our solution involves the use of certain proprietary components, which we have integrated with third party, "best-of-breed" hardware and software platforms to offer our customers a scalable, branded and secure EBPP solution. All of the technology components of our solution have been integrated and are operational. We have designed our system so that it is reliable, flexible, and can easily be expanded to meet growth demands without significant cost or changes. Our modular solution allows us to work with our customers to build a customized EBPP solution tailored to their specific needs.

To enable us to offer the most comprehensive solution to our customers, we have entered into partnership agreements with many significant EBPP and Internet-based services companies, including Bank of America Corporation, Bank One, CheckFree iSolutions (formerly "BlueGill Technologies, Inc."), CheckFree Corporation, International Business Machines Corporation, MasterCard International, TransPoint and Wells Fargo. We believe that these partnerships, by allowing us to outsource certain components of our solution, will enable us to provide more flexibility, higher quality and potentially lower cost services to our customers than if we were to provide these components ourselves.

We currently market our services through a direct sales force and through organizations that resell our services to their clients and prospects. To date, we have 38 contracted billing relationships representing 49 billers who send over 2.9 billion paper-based bills annually (or approximately 15% of the total annual bills produced in the United States). These customers include AFSA Data Corporation, AT&T Corporation, Central Hudson Gas and Electric Corporation, Chevron U.S.A., Inc., Dow-Jones & Company (Wall Street Journal/Barron's), LASON, Inc., Reliant Energy and Sallie Mae Corporation. Of these customers, 31 are in a full production environment and 18 are in various stages of implementation.

A major component of our growth strategy involves not only obtaining new customers, but also actively assisting these companies in developing a strategy designed to encourage the highest possible acceptance by the consumer. This includes assigning a dedicated marketing professional to each customer to assist in developing a marketing strategy aimed at maximizing consumer adoption of the EBPP services, as well as through the effective implementation of our EpiCenter strategy, which stands for Electronic Presentment Innovation CENTER. Our EpiCenter strategy's objective is to positively influence consumer adoption rates in each metropolitan area by working with local, regional and national billers to deliver marketing opportunities to volumes of households. To date, we have seen positive results in early market tests of certain marketing programs designed to enhance consumer adoption rates.

Our stock is traded on the Nasdaq National Market under the symbol BLLS. Our corporate offices are located at 211 North Loop 1604 East, Suite 100, San Antonio, Texas, 78232. Our phone number is (210) 402-5000.

INDUSTRY BACKGROUND

As a paper-based process, bill presentment and payment are the most regular and critical functions in which most businesses engage. For many companies, particularly those generating recurring bills, the bill represents a critical touch point for maintaining and improving customer loyalty, and a valuable opportunity to increase revenues through up and cross selling. However, the paper-based bill delivery and payment process is expensive and inefficient for both businesses and consumers. Additionally, paper-based bills are limited in their functionality. The potential for personalization with paper-based bills is limited, and there are few opportunities for companies to be interactive with their customers through the paper-based bill payment experience.

--------------------------------------------------------------------------------

According to Jupiter Communications, an independent market research firm, in 1999 approximately 100 million U.S. households received approximately 20 billion consumer paper bills, an average of 16.7 bills per household per month. The majority of these are recurring monthly or quarterly bills mailed to consumers by communications companies (such as telephone and cable companies), utilities, newspapers and financial institutions such as banks and other lenders. Paper bills are prepared either by the company itself or by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly multiple-step process that includes extracting relevant data from the internal accounts receivable system of the company, organizing the data into a billing format, printing and separating the bills, inserting the bills into envelopes, applying postage and mailing the bill to the consumer. According to Gartner Group, an independent market research firm, the average cost to a company of creating and delivering a paper bill is $1.00. Additionally, a recent study chartered by Microsoft Corporation estimates that companies incur another $2.00 per bill for remittance processing and handling exceptions or errors within the remittance process. Similarly, the paper-based billing and payment process is time-consuming and can be costly for the consumer. Jupiter Communications currently estimates that during each 12-month period, U.S. households will spend an average of 24 hours on bill management, $46 on postage and $144 on check-writing fees to handle their recurring monthly bills.

OUR MARKET OPPORTUNITY

Growth of the Internet and Internet-Based Financial Services

The Internet has emerged as a significant global medium for communication, information and commerce. International Data Corporation ("IDC"), an independent market research firm, estimates that the number of worldwide Internet users will grow from approximately 240 million at the end of 1999 to approximately 600 million by the end of 2003. As a result of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce and communicate to their customers and business partners over the Internet. IDC estimates that worldwide Internet commerce revenues will increase from approximately $268 billion in 2000 to $1.6 trillion in 2003.

The growth in the use of the Internet has transformed the competitive landscape in many industries. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships. Many companies, particularly those generating recurring paper-based bills, such as utilities and telecommunications providers, are increasingly recognizing that an Internet-based solution to the bill presentment and payment process can serve as the foundation for their broader Internet and customer relationship management strategies.

These companies currently recognize the bill as the critical touch point for maintaining and improving their customer relationships as well as providing the opportunity to increase revenue streams through direct marketing and up- and cross-selling opportunities. EBPP enables companies to enhance this touch point by leveraging the capabilities of the Internet to improve the value of their customer relationships, provide enhanced customer service and loyalty and increased control over the critical billing process, enhance up- and cross-selling opportunities by leveraging the direct marketing and interactive capabilities of the Internet and increasing the effectiveness of customer marketing by providing real-time market intelligence on customers.

Accordingly, we believe there is a substantial potential for growth in EBPP and related services. Ovum Group, an independent Internet research firm, has estimated that, globally, electronic deliveries of bills will increase from 300 million in 1999 to 32.8 billion in 2005 and electronic payment of bills will increase from 600 million in 1999 to 40.4 billion in 2005.

Challenges for Companies in Adopting EBPP

While companies recognize the critical role that EBPP will play in their mission critical Internet and customer relationship management strategies, they face significant challenges in the development, implementation and management of their EBPP solution. To implement a successful EBPP strategy, companies should purchase, successfully implement and maintain:

o software which enables the company to parse and decode bill data print streams;
o     in-house servers which will update and display bill content;
o automated clearinghouse software which enables the company to instruct its bank to electronically debit consumer accounts;
o messaging software which enables the company to communicate with multiple aggregators;
o a dedicated interface with a major bank which enables the company to receive funds and data through automated clearinghouse transactions;
o lockbox software which enables the company to update internal accounts receivable files; and
o customer support software and technical infrastructure which enables a company to support the EBPP process with Internet-enabled customer care.

--------------------------------------------------------------------------------

In addition, companies must make arrangements with multiple aggregators, such as CheckFree Corporation and Spectrum, or front ends, such as Internet portals or financial institutions' web sites that present bills to the consumers, and manage those multiple relationships on an ongoing basis. Many companies lack the resources, expertise and/or inclination to cost-effectively develop, implement and manage their own EBPP solution. These issues are compounded by the current state of the EBPP industry, which can be characterized by rapid technological change, disparate standards and competing business models.

THE BILLSERV SOLUTION

Our solution provides a comprehensive and cost-effective outsourcing solution enabling any company producing recurring paper-based bills to offer EBPP services to their customers and to utilize the EBPP channel to enhance business and customer relationship management strategies. We have used our internal expertise and integrated certain proprietary components with third party, "best-of-breed" hardware and software platforms to offer our customers a scalable, branded and secure EBPP solution. Our solution allows our customers to offer EBPP services to their customers; support the EBPP process with Internet customer care; and utilize the EBPP channel to reduce costs, create additional revenue streams, increase branding opportunities, enhance customer service and provide competitive differentiation. By outsourcing the development, implementation and management of their entire EBPP channel, we expect our customers to realize the following benefits:

o Single Point of Contact - Our solution offers a one-stop, comprehensive and cost-effective outsourcing solution for our customers' entire EBPP solution. We become our customers' single point of contact for implementing, developing and managing their entire EBPP channel;
o Speed to Market - Our solution allows our customers to establish an EBPP offering in as little as four weeks, without diverting critical time and financial resources from their core competencies. The speed-to-market of an EBPP offering is important to our customers because it enables them to rapidly address the opportunities presented by an EBPP solution;
o Reduced Capital Requirements and Technology Risk - Outsourcing the design, development, installation and management of their entire EBPP process reduces the costs and administrative burden on our customers by eliminating the need to develop and manage an in-house system and by capitalizing on our economies of scale and implementation expertise;
o Broad Distribution - Our relationships with multiple EBPP aggregators and other front-ends enable our customers to publish their bills through multiple presenters, thereby providing their customers with numerous options of where and when to access and pay their bills;
o Enhanced Customer Service - Our solution provides Internet enabled customer support for the EBPP process and enables our customers to utilize the EBPP channel to maintain customer retention, increase customer acquisition and enhance customer relationships;
o Open System Architecture - Our solution supports all of the data standards currently employed by aggregators and front-ends today, including Open Financial eXchange (OFX), eXtensible Markup Language (XML), and Electronic Data Interchange (EDI) and others. This allows our customers to present their bills to any Internet bill presenters, regardless of the standard used;
o Increased Revenue Streams - We believe that our EBPP strategy provides our customers with the potential for increased revenue opportunities by leveraging the capabilities of the Internet to support direct marketing and enable cross- and up-selling opportunities;
o Transparency - Our solution is transparent to the consumer at all times, allowing our customers to maintain and build upon their brand recognition;
o Security - Our solution enables our customers to have total control over their billing data at all times; and
o Transaction-Based Pricing - Our customers are required to pay only a small up-front fee with transaction-based pricing going forward which is based on the number of electronic bills presented or paid. In virtually all cases, these transaction-based fees are significantly less than the cost to our customers of processing paper-based bills.

OUR STRATEGY

Our goal is to be the leading provider of EBPP and related services. In order to achieve this goal, we are implementing a strategy consisting of the following key elements:

Continue to Aggressively Acquire Customers

We believe that establishing a large customer base with a significant number of recurring paper-based bills is critical to the long-term success of our business. We have developed a direct sales force consisting of 11 employees operating in major metropolitan areas. To date, we have 38 contracted billing relationships representing 49 billers who send over 2.9 billion paper-based bills annually (or approximately 15% of the total annual bills produced in the United States). We intend to expand our direct sales force in order to continue to address our target markets and aggressively acquire new customers.

--------------------------------------------------------------------------------

Our primary sales focus is incorporated in our EpiCenter strategy, where we focus our sales efforts on local billers that deliver the majority of paper-based bills in the top 50 metropolitan areas in the country (based upon the number of online households), as well as those regional and national billers that deliver bills to these same consumers. We are also in the midst of an active campaign to build a network of organizations that resell our services to their clients and prospects under a master agreement. This is part of a channel development strategy that creates a matrix of opportunities from our direct regional sales, national accounts sales and the indirect sales activities from the resellers. We currently have four Channel Development Managers who are tasked with targeting and facilitating the reseller channels.

We have adopted a balanced approach to partner selection, based on their market orientation, national presence, account base, and sales capabilities. Our current horizontal (non-industry specific) partners are Bank One (top 5 lender in 12 states), LASON, Inc. (largest statement and billing print outsource), CheckFree (largest electronic check processor) and the United States Postal Service (eBillPay program). We have contracted with vertically specialized partners such as National Computer Print (mortgage services billing processor), Personix (financial services statement provider) and Sallie Mae Solutions (student loan and higher education service provider). The partners selected are generally leaders in their industries, with a strategic commitment to EBPP. We will continue to add select partners to expand horizontal and vertical coverage.

We develop business with our partners from both the corporate level and a localized basis. Our Channel Development Managers are responsible for overall communications, training and management of proposals on the corporate level. Our direct sales staff promotes business with the regional and local offices of these national entities. Our partners leverage relationships with existing and prospective clients, using our EBPP capabilities as a chance to retain or obtain new accounts, as well enhance profit margins.

Accelerate the Speed to Market for our Customers

We believe that an important element of our solution is our ability to assist our customers in accelerating the time to market of their EBPP solution. In order to achieve this objective, we assign a dedicated technical project team from the beginning of the planning and implementation process for each customer to ensure that the project implementation is completed effectively and on time. This includes:

o Actively consulting with our customer on the design of the bill template, including the logo, customer care capabilities, messages, advertising and marketing and other features;
o Creating the proprietary interfaces to our customer's legacy billing and accounting system, and the selected EBPP aggregator/front-end (such as CheckFree Corporation), necessary to deliver the electronic bill and transmit the payment receipts back to our customer;
o Creating proprietary functions to enable reporting of activity back to our customer, activation of consumers signing up for EBPP services, automatic files processing, news/status reporting, computer-telephony-interface with our customer's existing customer care facility to support the EBPP process with Internet enabled customer care, and archiving and presenting of historical bill data;
o     Training our customer's personnel; and
o Performing integration testing and pilot testing, including developing pilot requirements and enrollment materials, sending enrollment announcements, confirming enrollment and evaluating pilot survey results.

We believe that our dedicated technical project team will have a positive influence on the timing and effectiveness of the implementation of our EBPP solution for our customers.

Positively Influence Consumer Adoption Rates

We believe that the rate at which consumers begin utilizing EBPP, commonly referred to as the "consumer adoption rate," is a critical factor to the long-term success of our business. We believe that the consumer adoption rate will increase dramatically once a critical mass (6 to 8 bills) of bills are presented in one location. Through our EpiCenter strategy, we intend to attract several companies generating recurring paper-based bills in each targeted metropolitan area, including local, regional and national billers (i.e., utilities, telecommunications companies, cable companies, etc.), thereby achieving the critical mass of bills which we think will drive consumer adoption rates.

Additionally, we assign a dedicated marketing professional to each of our customers to assist in developing a tailored marketing strategy designed to increase the adoption rates for the EBPP services by their consumers. Through our involvement, we assist our customers in carefully planning and strategizing on all facets of the marketing process, including:

o Developing consumer enrollment materials, including bill messages, bill inserts, direct mail letters, door hangers and enrollment feedback letters;

--------------------------------------------------------------------------------

o     Developing public relations materials regarding their EBPP services;
o Planning an effective advertising campaign regarding their EBPP services, including broadcast and print advertisements;
o Planning an Internet marketing campaign, including banner advertisements, on-line promotional tactics and cost analysis;
o     Assisting in the customer launch process; and
o     Assisting in the development of a regional marketing strategy.

To date, we have seen positive results in early market tests of certain marketing programs designed to enhance adoption rates with billers experiencing between 2.5% and 4.5% adoption rates.

Expand and Leverage Strategic Relationships and Partnerships

We have formed strategic partnerships with key technology providers and industry companies to enable us to offer the best-of-breed technologies and the highest quality of service to our customers. Our key partners include:

      o Technology providers, such as International Business Machines Corporation and eShare Technologies, Inc., that provide various hardware and software components of our solution;
      o Billing distribution partners that provide the ability to distribute electronic bills to various Internet sites where consumers can view and pay the bill as well as provide electronic payments and remittance information back to our customer. Our billing distribution partners include CheckFree Corporation, Spectrum, TransPoint, Bank of America Corporation and MasterCard RPPS;
      o Payment processing partners such as Innuity, Inc., that facilitate the electronic payment to our customer who utilize a biller direct solution; and
      o Reselling partners, such as National Computer Print, Sallie Mae Solutions, Bank One and LASON, Inc. that resell our solution to their customer base.

Collectively, we believe that these companies represent the most significant companies addressing the EBPP industry today. We intend to increase the quality of our solution by continuing to pursue and enter into strategic relationships and partnerships with companies that offer us the opportunity to benefit from the relationship.

Pursue International Market Opportunities

We believe our solution can be adapted for international clients. Although we have historically focused our marketing efforts in the United States, we have begun to market our solutions outside of the United States, where we believe the demand for EBPP solutions will develop and present a significant market opportunity for us. Killen & Associates, an independent EBPP research firm, estimates that in 1998 there were approximately 90,000 companies outside of the U.S. that generated approximately 42 billion paper-based bills. They expect that these companies outside the U.S. will generate approximately 56 billion paper-based bills per year by 2005. As a result, we established a Canadian presence with a sales office in Ontario. We plan on continuing to market our solution outside the United States in the future. Within the next twelve months, we may expand beyond Canada. However, that expansion will take place in a fashion that brings strength of local country partnerships and minimizes the capital investment made by us to expand into these countries.

Generate Additional Revenues by Expanding Offerings

In addition to the components initially integrated into our solution, we intend to offer additional products and services that could broaden the capabilities and revenue-generating potential of our solution. These additional products and services may include Internet-enabled direct marketing and customer relationship management services. We believe that customer relationships can be enhanced through the effective use of our comprehensive EBPP solution. Specifically, each time a consumer receives and pays a bill online or utilizes our eCare solution, the Internet customer care center, valuable data about the interaction is obtained and stored in a database. Critical information such as customer case histories, account balances and product configuration details are presented or "popped" onto the service representative's screen at the exact moment the consumer makes contact. As such, our representatives are able to provide better service more quickly, and consumers feel as if our customer knows them individually and understands their individual needs. We are also able to utilize this information to better anticipate the needs of a consumer in advance of the next consumer contact. This information could also be used to assist our customers in identifying specific consumer needs and possible consumer segments that could be used to provide differentiated services such as direct marketing or specific product offers.

--------------------------------------------------------------------------------

COMPONENTS OF THE BILLSERV SOLUTION

One of the key advantages of our solution is that we have integrated certain proprietary components with what we consider best-of-breed third party software and hardware platforms that cover a wide variety of services and functionality. This integration enables us to be the single point of contact for all of our clients' needs for designing, developing, implementing and managing their entire EBPP channel solution. Our integration of products and services also allows our clients to choose from a menu of components and still have a system implemented in as little as four weeks. This menu approach allows us to tailor our customers' EBPP solution to their business and marketing objectives. The components of our solution include:

eServ

eServ is our flagship product and the foundation for our comprehensive EBPP solution. eServ provides our customers with a single solution for developing and managing their entire EBPP capabilities. With eServ, we manage, on behalf of our customers, the multiple systems, delivery channels and relationships necessary for a successful EBPP offering. Our eServ product provides the following:

o     We consult with our customers to determine the appropriate EBPP strategy;
o We assign a dedicated project development team to each client to ensure that the project planning and implementation phase is completed effectively and on time;
o We assign a dedicated marketing team to assist in developing a tailored marketing strategy designed to increase the consumer adoption rates for their EBPP services;
o We maintain all customer enrollment functions and the warehousing of customer enrollment data; accordingly, we forward all activation, deactivation and change requests to our customer's appropriate system for acceptance or denial;
o We create a proprietary interface with our customer's legacy billing system without changing our customer's internal systems;
o We extract the necessary billing data from our customer's print stream and transmit the data in a secure manner over the Internet to our data center; our solution is capable of accepting this data in a variety of data formats;
o We parse the detail of the data using the CheckFree iSolutions, Inc. parsing engine and proprietary extraction applications to extract the applicable fields from our customer's print stream;
o We store the data fields in encrypted proprietary databases and, when requested, an electronic bill is dynamically created based on the fields and template designs executed to the exact specification of our customer;
o We have existing relationships with all of the leading bill presentment channels on the Internet, including CheckFree Corporation and Spectrum, and will forward the summary information for each bill to the associated presentment channel. We maintain the bill detail in proprietary databases on behalf of our customer;
o We manage all remittance information from all distribution points and transmit this information in a secure, daily electronic delivery to our customers in the format necessary to automatically update their accounts receivable and accounting systems;
o We provide other related services, such as bill archiving and bill analysis tools, based on our customers' specifications; and
o Once we are actively processing electronic bills for a customer, we assign a dedicated Technical Support/Client Relations team member to that customer to ensure that all required processes are completed as required and that all electronic bills are presented correctly. In addition, we provide reports which detail all activities processed and any exceptions noted, enabling our customers to maintain an audit trail of the EBPP process.

ePublishing

ePublishing is Billserv's service that provides electronic publishing services for online statement delivery. We believe that there are significant opportunities for supporting both Electronic Statement Presentation ("ESP") and EBPP for business-to-business applications. ESP is the process of electronically providing recurring paper-based statements that do not require a payment remittance, such as quarterly brokerage account statements. According to Killen & Associates, the current global ESP market consists of approximately 147,000 statement issuers that produce 115 billion statements per year. They expect the global ESP market to grow from less than $500 million in processing revenues in 1998 to over $18 billion in 2005.

eCare

eCare is our Internet-enabled customer care solution supporting the EBPP process. We currently offer eCare in two separate models, eClient Remote and our Internet Interaction Center:

o eClient Remote is a multi-function, web-based desktop browser product that primarily provides access to the consumer's bill detail stored on our servers. We provide a tool for a customer's customer service representatives ("CSRs") to deliver

--------------------------------------------------------------------------------
      customer service to all customers, including those not using the Internet. It is available to a customer with three levels of functionality: (i) eClient Remote Level One provides our customer's CSRs the ability to view the electronic images of bills that have been sent to their consumers;
      (ii) eClient Remote Level Two provides enhanced capabilities such as web collaboration (web-chat), white boarding and voice-over IP; and (iii) eClient Remote Level Three adds to the features of the first two levels, and also provides capabilities for extended Customer Relationship Management ("CRM") services.

o Our Internet Interaction Center ("IIC") will be deployed to provide eCare with essentially the same functionality as eClient Remote, using our employees to perform customer service on behalf of our customer. This service can be a fully outsourced model in which our customer chooses not to provide direct in-house services. Alternatively, this service model may be used as an after-hours support function that supplements our customer's existing service center. Through our IIC, we can extend our customer's in-house service center from normal business hours to a 24-hours-a-day, 7-days-a-week operation.

eConsulting

eConsulting is Billserv's professional services consulting group that offers electronic billing, customer care, project management, and IT consulting services to both billers' existing clients and the EBPP industry in general. Billserv's eConsulting group offers solutions ranging from project monitoring to complete turnkey project development and implementation. In addition, customers can gain access to Billserv's extensive and successful team in data-centric (Internet-based) customer care knowledge.

ASP Gateway Services

Billserv's ASP Gateway Services offers billers who are already participating in EBPP a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to its existing distribution points. The ASP Gateway Service is designed to improve upon a biller's existing EBPP system, whether an in-house solution or a distribution channel with only one or two billing consolidators, by expanding its range of distribution partners with Billserv serving as the single point of contact without a large additional expense or effort.

bills.com

bills.com, a wholly-owned subsidiary of Billserv, operates as a consumer financial web site or portal focused on providing bill presentment and payment services at the domain name www.bills.com. The bills.com strategy is to provide the consumer an interface for bill presentment and payment.

OPERATIONS

We have created a proprietary technology infrastructure to support all of the components of our solution. Our systems consist primarily of proprietary software applications that we have integrated with what we consider to be `best of breed' third party hardware and software platforms. We have designed our system so that it is reliable, flexible, and can easily be expanded to meet growth demands without significant cost or change. We believe that our internal expertise and the technology and architecture of our solution provides the following benefits to our customers:

o Back Office Portability - Our support for open standards allows us to integrate with any third party print-stream parser, such as CheckFree iSolutions' suite of tools, as well as in-house solutions;
o Business Interoperability - Our core system consists of four major proprietary gateways: financial, aggregator, biller and e-mail, which enable us to offer a quick implementation for our customers. These interfaces give us the ability to integrate with our customer's legacy applications (without disrupting or changing our customers' internal systems) as well as external software applications. These interfaces support a variety of emerging standards for data exchange, including eXtensible Markup Language (XML), Open Financial eXchange (OFX), and Electronic Data Interchange (EDI). This foundation allows us to implement new customers and business partners on each of our gateways, with minimal development cost and a short implementation cycle;
o Performance and Reliability - The combination of Microsoft Windows NT and the high throughput of IBM's DB2 database management system provide for a reliable and scalable environment. This architecture allows us to add or upgrade processors and disk space without any significant service interruptions. A third party capacity planning study has confirmed that our existing platform is capable of handling the volumes we expect in the future. Out platforms will be continuously evaluated as new technology is developed;
o Software Scalability - The development environment fully adopts highly portable methodology to quickly transfer our applications to other platforms. In addition, these widely used object oriented standards have provided us with a highly

--------------------------------------------------------------------------------
      reusable modular system. Because of this reusability, the business components can be constructed and modified to adapt to the rapidly developing EBPP industry without affecting the underlying software development;
o Hardware Scalability - The IBM Netfinity file servers are capable of scaling both vertically and horizontally. Depending on the model, Billserv can add up to eight processors or upgrade the existing processors. The Netfinity servers could also be clustered giving Billserv close to a linear performance improvement per added node. The critical data is stored on multiple Network Appliance F760 network attached disk arrays. Each F760 is scalable to 2.78TB. These are also capable of being clustered for added scalability;
o Redundancy - Billserv uses IBM Netfinity servers with fully redundant power supplies, fans, and network interface cards. Each server has two network interface cards that reach the network through different paths providing wiring redundancy. Each network interface card is connected to a different Ethernet switch on our network backbone, ensuring no single point of failure between the servers and the backbone. If one switch fails, the data is routed to the other switch automatically. Internally, the OS uses RAID 1, or mirroring for the protection of the system data and RAID 5 for general production data. RAID 5 uses a spare parity drive to recreate the data on a disc drive that might have failed. This process is automatic and is typically transparent to our customers. The failed drive, as with the other components mentioned above are hot swappable and can also be replaced without bringing the system down. Billserv also utilizes external disc arrays, which consist of two NetAppliance F760s. These network attached disc arrays also have redundant power supplies, cooling fans and use RAID 5 technology all of which are hot swappable. Billserv uses two separate carriers for our Internet traffic. Currently, we have three T1s from each carrier that utilize BGP. BGP not only gives us fail-over protection, but load balances the traffic as well. In the event of an ISP (Internet Service Provider) failure or fiber cut, the traffic is re-routed to the other T1s. If there is a complete outage by one carrier, the traffic will automatically route to the other carrier. Billserv recently signed a three-year contract with Southwestern Bell Communications (SBC) to use their Internet Data Center (IDC). This facility is located in Dallas, Texas and will serve as Billserv's disaster recovery site. The facility itself consists of multiple Liebert A/C units, UPS, generators and fire suppression systems, all of which were designed for complete redundancy. Along with space in the facility, Billserv has a dedicated 10Mbps link to the Internet using Southwestern Bell as the ISP. SBC is so confident in their multi-tiered redundant environment that they guarantee 100% uptime. Various mirroring and DB2 data replication methods are synchronizing the data between the two locations; and
o Security - Multiple Cisco firewalls and layer four switches protect Billserv's perimeter network. Digital certificates, PGP encryption and NT authentication are also used to protect our data. External security audits and penetration tests from third party vendors are performed at Billserv's discretion.

eServ

Our eServ system consists of proprietary gateways and service bureau operations software integrated with CheckFree iSolutions' data parsing and electronic bill presentment software. The eServ infrastructure runs on Microsoft Windows NT and IBM's AIX operating systems using IBM Netfinity file servers, utilizes Microsoft IIS (Internet Information Server) web server and Websphere applications server software to manage its applications and facilitate communications over the Internet, and manages the underlying data using IBM's DB2 database management system. eServ also uses IBM internal RAID-5 drives and Network Appliance F760 disc arrays for data backup. Some specific software features of our eServ system include:

o Parsing and Presentment Software - We license software from CheckFree iSolutions, Inc. to parse the detail of our customers' billing data and create the electronic bill to be presented;
o Service Bureau Operations Software - We have developed proprietary software applications that enable us to manage the entire EBPP process on an outsourced basis for our customers. These applications include integration protocols for all of our proprietary gateways and the CheckFree iSolutions, Inc. software, applications for quality and process checks, applications to provide reports which detail all activities processed and any exceptions noted, data extraction applications, archiving and analysis tools, and others;
o Biller Gateway - Our proprietary biller gateways provide us with the connectivity to our customers, enabling them to send print streams and receive remittance and enrollment information;
o Financial Gateway - Our proprietary financial gateways provide us with connections to payment processing partners, such as Innuity, Inc.;
o Aggregator Gateway - Our proprietary aggregator gateways provide us with connections to our billing distribution partners, such as CheckFree and TransPoint; and
o Email Gateway - Our proprietary email gateways enable us to send emails on behalf of our customers to their consumers when electronic bills have arrived or for other types of notifications, such as overdue bills or special offers.

eCare

Our eCare system consists of proprietary software integrated with licensed Internet interaction software from eShare. These components support all levels of our eCare solution. The eCare infrastructure runs on Windows NT and IBM's AIX operating systems using IBM Netfinity file servers, utilizes Microsoft IIS (Internet Information Server) web server and Websphere

--------------------------------------------------------------------------------
applications server software to manage its applications and facilitate communications over the Internet, and manages all of the underlying data using IBM's DB2 database management system. eCare also uses IBM internal RAID-5 drives and Network Appliance F760 disc arrays for data backup. Some specific software features of our eCare system include:

o eClient Software - eClient is our proprietary software which enables us to view a bill electronically while in communications with a consumer;
o Internet Collaboration Software - We license Internet collaboration software from eShare which enables us to interact with consumers over the Internet in a variety of ways, including web chat, email, voice over Internet protocol (VoIP), and web white boarding; and
o Customer Relationship Management Software - We have developed proprietary customer relationship management software applications that enable us to intelligently and efficiently analyze data obtained through the EBPP process (including eServ and eCare interactions) as well as interactions through bills.com.

SALES AND MARKETING

Our sales strategy is focused on both direct and indirect channel sales. We have a sales staff located in key geographic areas across the US and Canada, with responsibilities for local, regional and national billers in various industries. In addition, we have a growing number of strategic relationships with major financial institutions, print houses and technology providers to resell our services to their existing and prospective customer bases. We have a staff of Channel Development Managers who develop sales through our expanding reseller network. Leads for sales are obtained through direct contact, our resellers and our corporate marketing efforts.

Our marketing efforts are categorized as either corporate- or adoption-focused. Corporate marketing promotes the Billserv brand and establishes the company as the leading outsource solution provider of EBPP services. Through participation in trade shows, direct mail programs, industry advertising and public relations/speaking engagements, our corporate marketing program obtains and forwards leads to our sales staff for qualifying and follow up. Our Adoption Marketing team, consisting of Client Marketing Consultants, works directly and regularly with every client's marketing department to produce critically important adoption driving programs for the client to implement. The shared knowledge of our staff, combined with the cumulative experience of our entire customer base, provides valuable leadership as we work to build consumer adoption rates. Finally, our sales and marketing functions combine in our EpiCenter strategy. Our EpiCenter strategy, which stands for Electronic Presentment Innovation CENTER, was developed to positively influence consumer adoption rates through the coordination of sales and marketing efforts in selected metropolitan areas. Our branded EpiCenter program involves identifying the top 50 metropolitan areas in the country based upon the number of online households. We have analyzed each of these target markets and established benchmark adoption rates for each market. We then work to attain our adoption rate objectives in each market primarily by focusing sales efforts on those local billers that deliver the majority of bills to local consumers, and working with the community of billers to deliver coordinated marketing opportunities to volumes of households. In addition, we target those regional and national billers that deliver bills to these same consumers to further enhance the value of the EpiCenter. The local billers that we target include media partners (newspapers, cable operators), households (utilities, telecommunications), cross-markets (ISP's), and affinity providers (local governments, universities). The Billserv-sponsored EpiCenter web site may be viewed at www.ebillepicenter.com.

CUSTOMERS

Our primary market focus will be on both top-tier and middle-market companies generating recurring (usually monthly) paper-based bills within a specific geographical market. Through our geographic sales focus, we look to capture significant companies generating recurring paper-based bills in each targeted geographic region (i.e., utilities, telephone, cable operator, etc.), thereby achieving the necessary critical mass and driving consumer adoption rates. An additional market focus will be on larger companies in select vertical markets, such as the insurance industry and the financial services industry, that are generating a significant amount of recurring paper-based bills, as well as traditional outsourced print and mail enterprises whose customers could benefit from an EBPP solution.

COMPETITION

The market for EBPP services is highly competitive. We compete primarily with companies that provide turnkey outsourced EBPP solutions for customers. These companies include Derivion Corporation, Princeton eCom Corporation and YourAccounts.com. In addition, we expect that other companies, such as traditional information technology services companies and systems integrators, may introduce services that compete with us. Remaining competitive in the EBPP market will require a continued high level of investment in new technologies, marketing and customer service. We believe that the principal competitive factors in our market include:

--------------------------------------------------------------------------------

o     system reliability and performance;
o     ability to provide an outsourced customer care center, such as eCare;
o     price and other financial terms;
o     technological support and customer service;
o strategic relationships with aggregators, front-ends and technology providers; and
o     compliance with industry and technological standards.

We also face potential competition from a number of related, but different, companies. These include aggregators, such as CheckFree Corporation and TransPoint; EBPP front-ends, such as financial institutions and Internet portals; EBPP software providers, such as eDocs; and traditional bill printing companies, such as Electronic Data Systems Corporation, CSG Interactive LLC, and Cable Data. In addition, several companies are addressing the emergence of the Internet banking industry with service bureau offerings, which could include electronic bill presentment. These competitors have significant market presence and financial resources. If they enter our market, we may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully.

TRADEMARKS

We have made application for the following trademarks: eSERV, eCARE, eCLIENT, billserv.com, and bills.com. We have obtained registered mark status for billserv.com.

EMPLOYEES

On December 31, 2000, we had 141 employees. In order to attract and retain highly skilled management, technical, marketing and sales personnel, we have compensation arrangements that include competitive salaries, stock options and incentive compensation plans. Through December 31, 2000, we were part of a co-employer arrangement with CNA Unisource, Inc., ("CNA") under which CNA was the administrative employer and billserv was the worksite employer. The agreement effectively outsourced many administrative tasks related to payroll and human resources and provided us with many benefits not available to small companies. CNA was responsible for administrative functions of employees such as workmen's compensation, payroll taxes, etc., and billserv controlled the worksite function of each employee. The terms of the agreement allowed us to maintain a common law employer-employee relationship. We terminated this agreement effective December 31, 2000 and simultaneously became the sole employer of all the employees.

We are not a party to any collective bargaining agreements. We believe that our relations with our employees are satisfactory.

FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

During 2000, billserv entered into the Canadian market place by opening an office with one employee in Ontario, Canada. As of December 31, 2000, we have entered into a biller service agreement with one customer, however we have not yet begun to provide services.

BUSINESS RISKS

Future Capital Needs; Uncertainty of Additional Financing

The Company currently plans to meet its capital requirements primarily through issuance of equity securities, equipment leasing and new borrowing arrangements, and in the longer term, revenue from operations. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or debt securities would result in additional dilution to the Company's stockholders, and debt financing, may involve restrictive covenants, which could restrict its operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, it may not be able to continue to exist, expand our operation, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

--------------------------------------------------------------------------------

Lack of Operating History; Limited Relevance of Historical Financial Information

The Company was organized in 1998 and began operations as a public company in 1999. The Company has not been profitable. As of December 31, 2000, the Company's accumulated deficit was $25.8 million. Therefore, all information included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future.

Uncertain Reliability, Growth and Consumer Acceptance of the Internet, Internet Technology, and Electronic Commerce

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if the Company, despite an investment of significant resources, is unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, the Company's business, operating results, and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and the Company's customer base and revenues in particular. Similar to the emergence of the credit card and automatic teller machine ("ATM") industries, the Company and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While the Company believes that it is utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of the Company's or another providers' security, have the potential to undermine consumer confidence in the technology and thereby have a materially adverse effect on the Company's business. In addition, there can be no guarantee that the Internet will continue to grow in acceptance or maintain its reliability, or that new technologies might supplant the Internet in part or in whole.

Uncertain Growth of Proportion of Electronic Remittances

The Company's future financial performance will be materially affected by the percentage of bill payments that can be cleared electronically. As compared with making payment by paper check or by draft, the Company believes that electronic payments: (i) cost much less to complete; (ii) give rise to fewer errors, which are costly to resolve; and (iii) generate far fewer customer inquiries and therefore consume fewer customer care resources. Accordingly, the Company's inability to continue to decrease the percentage of remittances effected by paper documents would result in flat or decreased margins, and a reversal of the current trend toward a smaller proportion of paper-based payments would have a material adverse effect upon the Company's business, operating results, and financial condition.

Risk of Inability to Adapt to Rapid Technological Change; Risk of Delays

The Company's success is highly dependent on its ability to develop new and enhanced services, and related products that meet changing customer requirements. At present, the Company's four principal products, eServ, eCare, ePublishing and eConsulting, are available. The market for the Company's services, however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. The Company, to remain successful, must be responsive to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, the new and enhanced services, products, and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services, and products. The Company may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner; there can be no assurance that any such services, products or technologies will develop or will be commercially successful, that the Company will benefit from such developments or that services, products or technologies developed by others will not render the Company's services and related products noncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced software, services and related products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

Changes in Regulation of Electronic Commerce and Related Financial Services

Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic

--------------------------------------------------------------------------------
commerce services. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services, such as the Company, which could impede the Company's ability to do business in the regulator's jurisdiction. The Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and may also be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, it is possible that the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of ACH Access

The ACH (Automated Clearinghouse) Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. The Federal Reserve rules provide that the ACH system is available only through a bank. To access the ACH Network, the Company or its authorized representative may originate an ACH entry. As the originator, the Company forwards transaction data to the Originating Depository Financial Institution ("ODFI"), which is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. The OFDI sorts and transmits the file to an ACH Operator. The Arizona Clearing House Association, Federal Reserve, New York Automated Clearing House and Visa USA act as ACH Operators, which are central clearing facilities through which financial institutions transmit or receive ACH entries. The ACH Operator then distributes the ACH file to the Receiving Depository Financial Institution, the bank of the customer, which makes the funds available to the customer. If the Federal Reserve rules were to change to further restrict or modify access to the ACH, the Company's business could be materially adversely affected.

Intense Competition in Electronic Commerce and Related Financial Services

Portions of the electronic commerce market are becoming increasingly competitive. The Company expects to face significant competition in all areas of the EBPP market. Although few companies have focused their efforts as service bureau consolidators in the EBPP industry, the Company expects that new service bureau companies will emerge and compete for billers of all sizes. The Company further believes that software providers, consumer front ends, banks and Internet portals will provide increasingly competitive billing solutions for billers of all sizes. In addition, a number of banks have developed, and others in the future may develop, home banking services in-house. The Company believes that banks will also compete for the EBPP business of billers.

The Company expects competition to increase from both established and emerging companies and that such increased competition could result in reduced transaction pricing that could materially adversely affect the Company's business, operating results and financial condition. Moreover, the Company's current and potential competitors, many of whom have greater financial, technical, marketing and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire market share. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

Dependence on Key Personnel

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman and Chief Executive Officer, Michael R. Long; its President and Chief Operating Officer, Louis A. Hoch; its Executive Vice President, David S. Jones; and its Senior Vice President of Sales and Marketing, Tony Diamond. The Company's operations could be affected adversely if, for any reason, any of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and non-compete agreements with all of its key employees. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the Company experiences significant growth, it may become increasingly difficult to hire, train and assimilate the new employees needed.

The Company's inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company has not experienced any of these difficulties.

--------------------------------------------------------------------------------

Potential Fluctuations in Quarterly Results

The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including changes in the Company's pricing policies or those of its competitors, relative rates of acquisition of new customers, delays in the introduction of new or enhanced services, software and related products by the Company or by its competitors or market acceptance of such services and products, other changes in operating expenses, personnel changes and general economic conditions. These factors will impact the Company's operating results. Fluctuations in operating results could result in volatility in the price of the Company's common stock.

Risk of Product Defects

The software products utilized by the Company could contain errors or "bugs" that could adversely affect the performance of services or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. The Company attempts to limit its potential liability for warranty claims through SAS 70 technical audits and limitation-of-liability provisions in its customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Despite the existence of various security precautions, the Company's computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system.

Erosion of Revenue from Services

The profitability of the Company's business depends, to a substantial degree, upon billers electing to continue to periodically renew contracts. In the event that a substantial number of these customers were to decline to renew these contracts for any reason, the Company's revenues and profits would be adversely affected. Sales of the Company's services are dependent upon customer demand for the services, which is affected by pricing decisions, the competition of similar products and services, and reputation of the products and services for performance. Most of the Company's services are likely to be sold within the utilities and financial services industries, and poor performance by the Company in performing its services would have the potential to undermine the Company's reputation and affect future sales of other services. A substantial decrease in revenue from services would have a material adverse effect upon the Company's business, operating results and financial condition.

Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous
Transmissions

The Company relies upon the Federal Reserve's ACH for electronic fund transfers and conventional paper check and draft clearing systems for settlement of payments by check or drafts. In its use of these established payment clearance systems, the Company generally bears the same credit risks normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. In addition, the Company also assumes the risk of merchant fraud and transmission errors when it is unable to have erroneously transmitted funds returned by an unintended recipient. Merchant fraud includes such actions as inputting false sales transactions or false credits.

Risk of System Failure

The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur.

Limited Protection of Proprietary Services

The Company regards some of its services as proprietary and relies primarily on a combination of trademark and trade secret laws, employee and third party non-disclosure agreements, and other intellectual property protection methods to protect its services. Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company.

--------------------------------------------------------------------------------

Volatility of Stock Price

The market price of the Company's common stock is subject to significant fluctuations in response to variations in quarterly operating results, the failure of the Company to achieve operating results consistent with securities analysts' projections of the Company's performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the electronic commerce market, market conditions in the technology, banking, telecommunications and other emerging growth sectors, and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's common stock.

Control by Principal Stockholders

As of December 31, 2000, the directors and officers of the Company and their affiliates collectively own approximately 21% of the outstanding shares of the Company's common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Shares Eligible for Future Sale; Possible Adverse Effect on Market Price

As of December 31, 2000, the Company had 15,527,870 shares of common stock outstanding. The Company anticipates that it will need future equity financing to meet its operational and strategic requirements. Such future equity financing may have a significant dilutive effect on the Company's stock price.

In March 2001, the Company issued 2,881,862 shares of common stock under a private placement offering (the "2001 Offering").

Anti-Takeover Provisions; Certain Provisions of Nevada Law; Certificate of Incorporation, Bylaws, and Stockholder Rights Plan

On October 4, 2000, the Company approved a stockholder rights plan to protect stockholders in the event of an unsolicited attempt to acquire the Company in a manner that would not be in the best interests of its stockholders. This stockholders rights plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Board of Directors is also classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. The issuance of common stock under a stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of the Company's common stock or could adversely affect the rights and powers, including voting rights, of the holders of the Company's common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company's common stock.

Difficulty in Management of Growth

The Company may experience a period of rapid growth that could place a significant strain on its resources. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls as well as to expand its work force. A significant increase in the Company's customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel as well as computer software developers and technicians, qualified candidates for which, at the present time, are in short supply. In addition, the expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management and financial resources. Although the Company believes that its current infrastructure is adequate to meet the needs of its customers in the foreseeable future, there can be no assurance that the Company will be able to expand and adapt its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to manage growth effectively, hire needed personnel, expand and adapt its computer infrastructure or improve its operational, management, and financial systems and controls, the Company's business, operating results, and financial condition could be materially adversely affected.

--------------------------------------------------------------------------------

Acquisition-Related Risks

In the future, the Company may pursue acquisitions of complementary service or product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, services, products or technologies. The Company has no present commitments or agreements with respect to any material acquisition of other businesses, services, products or technologies. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

Unlikely Payment of Dividends

The Company has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors. The Company is not presently subject to any restriction on its present or future ability to pay such dividends.

Dependence Upon Contracts with Billers

The Company's business is dependent upon performing under the terms of agreements with billers. Although the Company is unaware of any circumstance that would prevent the operational ability to perform these agreements, there can be no assurance that the Company might not be able to fully perform under these agreements or that other factors may prevent billers from processing billing information through the Company.

Dependence Upon Contracts with Trading Partners

The Company's business is dependent upon executing and maintaining agreements with distribution and payment partners, such as CheckFree Services Corporation and Innuity, Inc., to provide dependable financial services for customers of billers. Such financial services include ACH processing through the customer's bank and delivery of good funds to the Company for remittance to the billers. There can be no assurance that any of the distribution or payment partners will be able to perform under these agreements in the future.

Anticipated Billing System Expenditures

To facilitate and support the growth anticipated in its business, the Company plans to make significant expenditures in its operations over the next one to three years. These expenditures are expected to be made in the areas of software development, licensing, hardware and related staffing. The Company believes that it will be able to fund these expenditures with internally generated funds and financing, but there can be no assurance that such funds will be generated or spent in these areas.

Possible Rights of Redemption

On or about December 3, 1998, the Company, then under the control of former management, and then known as Goldking Resources, Inc., concluded an offering of approximately 5.3 million shares of common stock. This transaction was completed through the cancellation of approximately 6.2 million shares, held by stockholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new stockholders who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new stockholders also paid an additional $300,000 to the stockholders who had agreed to cancel their shares. Subsequently, some of these new stockholders sold shares into the secondary market. A Form D was filed with the SEC to timely report the transaction, and an exemption under Rule 504 was claimed. The SEC has challenged the validity of this claimed exemption.

--------------------------------------------------------------------------------

It is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which subject the Company to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. The Company disputes any such liability.

It is also possible that stockholders who purchased the shares described above may have the right under state and federal securities laws to require the Company to repurchase their shares, for the amount originally paid, plus interest. The Company disputes any such liability.

Based upon the best information available at this time, the Company has calculated a range of possible, but disputed, exposure that exists in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, the Company could be liable to the 15 new stockholders, and to any stockholder that immediately purchased shares from these 15 stockholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of common stock, weighted for reported daily volume, during December 1998 and January 1999; the number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available.

The Company publicly disclosed the foregoing matters on November 22, 1999, in the Company's amended Form 10, which was filed with the SEC. Since the date of such filing, the Company has received no notice of any claim by any person, including the SEC.

Forward-Looking Statements May Prove Inaccurate

This private placement memorandum contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in this private placement memorandum. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 2. PROPERTIES AND EQUIPMENT

As of December 31, 2000, our headquarters were housed in approximately 74,000 square feet of leased office space in San Antonio, Texas. Additionally, we lease sales offices in Dallas, Texas; Hollidaysburg, Pennsylvania; Chicago, Illinois; and Ontario, Canada.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of fiscal 2000.

--------------------------------------------------------------------------------

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

Our common stock was traded on the National Association of Securities Dealers ("NASD") Over the Counter Bulletin Board ("OTC BB") through March 13, 2000 at which time our common stock was approved for trading on the NASDAQ Small Cap Market. Subsequently our stock was approved for trading on the NASDAQ National Market on July 31, 2000 under the symbol "BLLS."

The following table sets forth for the period indicated the range of high and low closing prices as reported.

                                                HIGH         LOW
                                             -----------  -----------
                          1999
                   ------------------
                   First Quarter               $  8.41      $  2.81
                   Second Quarter              $  8.88      $  4.38
                   Third Quarter (1)           $  7.38      $  3.81
                   Fourth Quarter (1)          $  8.00      $  3.50

                          2000
                   ------------------
                   First Quarter               $ 31.88      $  7.63
                   Second Quarter              $ 19.50      $  9.13
                   Third Quarter               $  9.19      $  6.25
                   Fourth Quarter              $  7.75      $  2.06

(1) From October 7, 1999 to December 7, 1999, our common stock was not traded on NASD OTC BB. The NASD adopted eligibility rules that required clearance of all comments by the SEC on our Form 10 filing by October 7, 1999. From that date until the time at which the SEC cleared comments, or December 7, 1999, our common stock was quoted on the National Quotation Board's Electronic Pink Sheets.

B. SHAREHOLDERS

As of March 12, 2001, 15,605,169 shares of common stock are outstanding, $.001 par value. As of March 12, 2001, there were approximately 6,036 stockholders of record.

Subsequent to March 12, 2001, the Company issued 2,881,862 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company will file a registration statement with the SEC and seek registration of the shares issued in the 2001 Offering.

C. DIVIDEND POLICY

We have never paid cash or stock dividends and have no present plan to pay any such dividends, intending instead to reinvest our earnings, if any.

D. SALES OF UNREGISTERED SECURITIES

On June 2, 2000, the Company sold 879,121 shares of common stock to CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation (collectively, "CheckFree") for $10.0 million. These shares are not registered under the Securities Act. The Company is obligated, upon timely requests by CheckFree, to file a registration statement for these shares.

--------------------------------------------------------------------------------

In March 2001, the Company issued 2,881,862 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company will file a registration statement with the SEC and seek registration of the shares issued in the 2001 Offering.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                             FROM INCEPTION     FROM INCEPTION
                                             YEAR ENDED       YEAR ENDED     (JULY 30, 1998)    (JULY 30, 1998)
                                            DECEMBER 31,     DECEMBER 31,    TO DECEMBER 31,    TO DECEMBER 31,
                                                2000           1999 (1)           1998              2000 (1)
                                           ------------      ------------    ----------------   ---------------
Revenues                                   $    612,340      $     55,438      $         --      $    667,778
Cost of sales                                 3,653,160           127,345                --         3,780,505
Operating expenses:
   Research and development                     767,751           906,532                --         1,674,283
   Selling, general and administrative        8,264,657         3,737,922           289,211        12,291,790
   Depreciation and amortization                940,995           270,908               559         1,212,462
   Non-cash expense related to the
      issuance of warrants                    7,488,000           491,428                --         7,979,428
                                           ------------      ------------      ------------      ------------
Total operating expenses                     17,461,403         5,406,790           289,770        23,157,963
Other income                                    546,173             5,749                --           551,922
Cumulative effect of a change in
   accounting principle                         (52,273)               --                --           (52,273)
                                           ------------      ------------      ------------      ------------
Net loss                                   $(20,008,323)     $ (5,472,948)     $   (289,770)     $(25,771,041)
                                           ============      ============      ============      ============
Net loss                                   $      (1.35)     $      (0.50)     $      (0.03)     $      (2.08)
Weighted average common shares
   outstanding                               14,793,622        10,876,096        10,030,000        12,345,021

CONSOLIDATED BALANCE SHEET DATA

                                                        DECEMBER 31,    DECEMBER 31,
                                                            2000          1999 (1)
                                                        -----------     -----------
      Working capital (deficit)                         $ 5,291,006     $ 6,293,217
      Current assets                                    $ 8,848,543     $ 7,490,648
      Total assets                                      $15,290,542     $ 9,398,168
      Long-term obligations, net of current portion     $   153,728     $   259,694
      Total stockholders' equity (deficit)              $11,006,110     $ 7,936,043

      (1) The accounting change related to SAB 101 has not been reflected in the financials prior to its adoption on January 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods ended December 31, 2000, 1999 and 1998. It should be read in conjunction with the Consolidated Financial Statements of the Company, the accompanying notes, and other financial information included elsewhere in this annual report on Form 10-K.

GENERAL

billserv is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of December 31, 2000, we have an accumulated deficit of $25.8 million. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) continue to add to our significant customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment ("EBPP"), (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to continue to invest in product research and development, technology and infrastructure, as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed and variable-operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue include:

o eCare - Our Internet Interaction Center (IIC) which provides Internet-enabled customer care support.
o eConsulting - Value added professional services for EBPP customers needing dedicated resources.
o     IDM - Internet-enabled Direct Marketing (latter part of Year 2001).
o     bills.com - EBPP Internet portal for complete bill payment of all bills.
o     Hosting - The housing of monthly bill detail.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000

Our operations for the year ended December 31, 2000 resulted in a net loss of $20,008,323, or $1.35 per share. We earned revenues totaling $612,340 for the year ended December 31, 2000.

Revenue

Although revenue from transaction fees has dramatically increased during each quarter during 2000, transaction fee revenue accounted for approximately 10% of our total 2000 revenues. As of December 31, 2000, we had 49 billers under contract who were in various stages of development, 31 billers in production or pilot stages and several billers in various stages of their consumer education and marketing programs. As such, the low adoption rates are consistent with our expectations at this point. Transaction fees can become a significant revenue source only when consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our customers to promote EBPP to their consumers. However, the volume of transactions and amount of revenue we will earn in future periods are dependent upon the rate at which consumers utilize EBPP.

--------------------------------------------------------------------------------

Hosting consists of the loading and storage of billing information on our servers for a defined period of time. We currently provide this service to two billers. This revenue accounted for approximately 20% of our total revenue for 2000.

Implementation fee revenue represents 15% of total revenues for 2000. Revenue from this source will continue to increase as we expect an increase in implementations as well as the recognition of the deferred revenue from all the previously implemented billers. Total deferred revenue was $826,000 as of December 31, 2000 compared to $5,000 at December 31, 1999. This increase is due to the deferral of implementation fees that were invoiced during 2000.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related cost of sales will be expensed as incurred. The cumulative effect of this accounting change totals $52,273. This amount was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect was recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. Had the Company not adopted SAB 101, implementation fee revenue would have been approximately $570,000 for 2000, which would have resulted in total revenues for 2000 of $1.1 million.

During 2000, the Company recognized $173,000 of non-recurring revenue attributable to fees for a single biller for which we will no longer be providing services.

As of December 31, 2000, we had 1,500 subscribers to bills.com, however revenue remains minimal due to the six-month free trial period offered to customers during 2000. Currently, we are uncertain of the magnitude of future revenues from this product and plan to devote minimal resources.

We also launched our eCare product during the second quarter of 2000 and went live with three customers. This product is an Internet Interaction Center that enables consumers and customer service representatives to interact privately, in real time, via the Internet. For 2000, eCare revenue accounted for less than 10% of total revenue.

In the fourth quarter of 2000, we rolled out our eConsulting services to our existing customer base. We completed several small and one large consulting engagement during 2000, which in the aggregate totaled approximately $80,000 of revenues. We anticipate entering into several more substantial engagements during 2001.

Cost of Sales

Cost of sales was $3,653,160 for the year ended December 31, 2000. Cost of sales includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as project management staff devoted to our customers at the inception of a project. As of December 31, 2000, approximately 71 employees were involved in these functions. Cost of sales also includes fees paid for presentation of consumer bills on web sites powered by aggregators and fees paid to third parties who perform the payment portion of the EBPP transaction.

Research and development expenses

Research and development expenses were $767,751 for the year ended December 31, 2000. All research and development costs are expensed as incurred. These costs include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of applications from third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and, in future periods, solutions for direct marketing opportunities. We will continue to invest in research and development efforts in the foreseeable future, as it is an essential part of the execution of our business strategy. We believe that it will be important to continue to develop, test and offer new products and services.

Selling and marketing expenses

Selling and marketing expenses totaled $4,586,823 for the year ended December 31, 2000. The dramatic increase in these costs from prior periods is a result of the development and expansion initiatives of our sales and marketing departments as well as advertising media costs associated with bills.com. During the second quarter of 2000, bills.com was re-launched with a focus on making the web site simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, we devoted approximately $1.2 million to develop and market the portal. As of December 31, 2000, we employed 23 sales and

--------------------------------------------------------------------------------
marketing personnel. We will continue to expand our sales and marketing efforts, increasing the size of our sales force and broadening our reach with marketing activities. As each biller is signed, billserv assigns a marketing representative to work with that biller in developing their plan to educate their consumers on EBPP. The majority of our billers currently in production plan to market and advertise EBPP to their consumers during the next few months. Our selling strategy is a targeted approach with an emphasis on saturating key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in metropolitan areas with high Technically Advanced Family ("TAF") populations and high Internet usage. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. We expect promotional expenses to increase at a managed rate in support of our strategy.

General and administrative expenses

General and administrative costs were $3,677,834 for the year ended December 31, 2000. These expenses are primarily related to the compensation costs associated with general and administrative personnel hired to manage our growth, as well as increased travel, insurance and professional fee expenses. The increase is also attributable to a growth in facilities costs resulting from expanded demands. We expect general and administrative expenses to increase in moderation as a result of the growth of our business. This increase will be driven by the increase in the number of customers or by our expectation of increased revenue from the escalation of adoption rates.

Depreciation and amortization

Depreciation and amortization was $940,995 for the year ended December 31, 2000. The increase from prior periods is due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We have purchased over $3.6 million of property and equipment during 2000 and anticipate making capital expenditures of approximately $1.0 million in the next twelve months.

Non-cash expense related to the issuance of warrants

This non-cash expense relates to expenses recognized for warrants issued in consideration for services. In accordance with Generally Accepted Accounting Principles, we calculated the estimated fair value of these warrant issuances using the Black Scholes Model and recorded the expense and related credit to additional paid-in capital. During 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. During the second and third quarters of 1999, warrant expense was $356,583 for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by our private placement agent and $134,845 related to the issuance of warrants associated with debt, respectively. We anticipate that we will recognize additional expense in future periods based on warrants that are issuable in consideration for the referral of billers to us by CheckFree as well as for each of our billers that CheckFree enables for distribution; however, those expense amounts are unknown as they are dependent upon various milestones to be achieved by CheckFree and several other variables.

Other income

Other income was $546,173 for 2000. During 2000, we earned interest from the investment of the proceeds from the equity offerings in the fourth quarter of 1999, the exercise of warrants during the first quarter of 2000 and the equity investment by CheckFree in June 2000. The interest income is partially offset by the interest expense incurred on capital leases and borrowings on the line of credit during 2000.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999

Our activities for the year ended December 31, 1999, resulted in a net operating loss of $5,472,948. We generated our first revenues totaling $55,438, excluding the impact of adopting SAB 101, during the fourth quarter of the year. Revenue was comprised principally of design and implementation fees related to our eServ product. While insignificant in size, included in fourth-quarter revenue are transaction fees for electronic bills presented for our first live customers. Cost of sales included the cost of technical and support personnel who design specific EBPP components for billers, process data, and perform customer care. Cost of sales also included fees paid to third parties for the presentation of electronic bills on web sites owned by those parties.

--------------------------------------------------------------------------------

Research and Development Expenses

Research and development expenses totaled $906,532 for the twelve months ended December 31, 1999. We devoted these resources to develop our technology infrastructure and operating systems. The cost primarily relates to the cost of personnel who perform these developmental functions.

Selling and Marketing Expenses

Selling expenses consisted primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services purchased from the Consulting Group which totaled approximately $400,000, for the twelve months ended December 31,1999. We built sales and marketing teams during the year, opening sales offices in Arizona, California, Colorado, Massachusetts, New Jersey, North Carolina, Pennsylvania, and Texas. We planned to increase our marketing and sales capacities through various activities, including advertising in trade publications, promotional activities, and aggressive trade show attendance.

General and Administrative Expenses

General and administrative expenses were $1,987,307 and consisted primarily of payroll and related expenses for executive, accounting, legal, and administrative personnel, as well as professional and consulting fees and other general corporate expenses. For the year ended December 31, 1999, financial and investor relations services provided under a consulting agreement totaled $650,000.

RESULTS OF OPERATIONS - FROM INCEPTION TO DECEMBER 31, 1998

Our activities for the five-month period from inception to December 31, 1998, resulted in net operating losses of $289,770. We generated no revenues during the period. Operating expenses were generally not incurred until December 1998.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of payroll and related expenses for personnel engaged in selling and marketing activities, as well as advertising services totaling $50,000 under a consulting agreement. We expanded our sales and marketing staff subsequent to December 31, 1998, and intended to continue such expansion.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll and related expenses for executive, accounting, legal, and administrative personnel, as well as professional and consulting fees and other general corporate expenses. In 1998, financial and investor relations services provided under a consulting agreement totaled $100,000. We expanded our general and administrative staff subsequent to December 31, 1998 and intended to continue such expansion.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's principal source of liquidity consisted of $6.2 million of cash and cash equivalents and $1.0 million in short-term investments, compared to $7.0 million of cash and cash equivalents at December 31, 1999. Additionally, the Company had $1.0 million of long-term investments at December 31, 2000. At December 31, 2000, the Company had net working capital of $5.3 million.

Net cash used in operating activities was $11.0 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by development stage marketing and research activities and general and administrative overhead costs.

Net cash used in investing activities was $6.4 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively, and primarily consisted of net purchases of investments and equipment. To a lesser extent, during the year ended December 31, 2000, cash was used to make deposits for leases. Cash available for investment purposes increased substantially in the year ended December 31, 2000, primarily as a result of the proceeds from the equity investment by CheckFree and the exercise of warrants.

--------------------------------------------------------------------------------

Net cash provided by financing activities of $16.6 million for the year ended December 31, 2000 resulted from proceeds, net of issuance costs, of $9.5 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants issued in the October and December 1999 private equity placements. Net cash provided by financing activities of $12.6 million for the year ended December 31, 1999 largely resulted from the issuance of common stock in the October and December 1999 private placements.

We anticipate making capital expenditures of approximately $1.0 million in the next twelve months. Further, we are expecting a decrease in our cash requirements through 2001 as revenues continue to grow. Over 2001 we anticipate managing our cash burn rate to an average of approximately $1.0 million per month.

In March 2001, the Company issued 2,881,862 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company will file a registration statement with the SEC and seek registration of the shares issued in the 2001 Offering.

We believe that our current cash, cash equivalents and investments balances along with the proceeds of the 2001 Offering will be sufficient to meet our anticipated cash needs for the next twelve months. However, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures. We expect to experience operating losses and negative cash flow for next several quarters, and as a result, we will rely on equity financing, the establishment of new borrowings and equipment leasing arrangements to meet future capital requirements, the amount of which is subject to uncertainty.

Our capital requirements depend on several factors, including:

o the rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution;

o the ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services;

o     the ability to expand our customer base and increase revenues;

o     the level of expenditures for marketing and sales;

o     the level of purchases of equipment and software;

o possible acquisitions of or investments in complementary businesses, products, services and technologies; and

o     the need to respond to unforeseen industry developments and other factors.

If our capital requirements vary from those currently planned, we may require additional financing sooner than anticipated. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, we may not be able to continue to exist, expand our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

PENDING ACCOUNTING STANDARDS

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," which had been previously issued in October 1972. Interpretation No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or after January 12, 2000. The principal issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or awards in a business combination. We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current investment portfolio and draws on its line of credit. Certain of the Company's marketable securities are designated as "available for sale" and accordingly are presented at fair value on the balance sheets. The Company generally invests its excess cash in high-quality short- to intermediate-term fixed income securities. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants .......................................     28

Consolidated Balance Sheets at December 31, 2000 and 1999 ...............     29

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999, from July 30, 1998 (inception)
  to ecember 31, 1998 and from inception to December 31, 2000 ...........     30

Consolidated Statement of Changes in Shareholders' Equity
  from inception to December 31, 2000 ...................................     31

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999, from July 30, 1998 (inception)
  to December 31, 1998 and from inception to December 31, 2000 ..........     33

Notes to Consolidated Financial Statements ..............................     34

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Shareholders of billserv.com, Inc.

We have audited the accompanying consolidated balance sheets of billserv.com, Inc. and subsidiaries (a development stage company) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period from inception (July 30, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of billserv.com, Inc. and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (July 30, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                       ERNST & YOUNG LLP

San Antonio, Texas
February 5, 2001, except Note 16,
    as to which the date is March 21, 2001

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     December 31,
                                                                                    2000              1999
                                                                               ------------      ------------
Assets:
Cash and cash equivalents                                                      $  6,171,822      $  7,069,423
Investments                                                                       1,013,900                --
Accounts receivable, net                                                            782,537            10,227
Prepaid expenses and other                                                          596,546           380,776
Related party accounts receivable                                                   283,738            30,222
                                                                               ------------      ------------
Total current assets                                                              8,848,543         7,490,648

Property and equipment, net of accumulated
  depreciation and amortization of $1,178,813
  and $258,055 for 2000 and 1999, respectively                                    4,518,347         1,513,510
Intangible assets, net                                                               52,500            67,500
Long-term investments                                                             1,000,920                --
Other assets                                                                        870,232           326,510
                                                                               ------------      ------------
Total assets                                                                   $ 15,290,542      $  9,398,168
                                                                               ============      ============

Liabilities & shareholders' equity:
Current liabilities:
  Accounts payable                                                             $    726,804      $    589,480
  Accrued expenses and other current liabilities                                    896,772           298,638
  Current portion of obligations under capital leases                               181,128           309,313
  Current portion of deferred revenue                                               252,833                --
  Short-term borrowings                                                           1,500,000                --
                                                                               ------------      ------------
Total current liabilities                                                         3,557,537         1,197,431

Obligations under capital leases, less current portion                              148,428           254,394
Deferred revenue, less current portion                                              573,167             5,000
Equity subject to potential redemption                                                5,300             5,300

Shareholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
   authorized; 15,527,870 issued and outstanding
   at December 31, 2000, 13,113,065 issued and
   outstanding at December 31, 1999                                                  15,528            13,113
Additional paid-in capital                                                       36,758,450        13,695,584
Accumulated other comprehensive income                                               13,109                --
Deficit accumulated during the development stage                                (25,780,977)       (5,772,654)
                                                                               ------------      ------------
Total shareholders' equity                                                       11,006,110         7,936,043
                                                                               ------------      ------------
Total liabilities and shareholders' equity                                     $ 15,290,542      $  9,393,168
                                                                               ============      ============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended        Year ended       July 30,1998     July 30, 1998
                                                          December 31,      December 31,          to           (Inception) to
                                                              2000              1999       December 31, 1998  December 31, 2000
                                                          ------------      ------------   -----------------  -----------------
Revenues                                                  $    612,340      $     55,438      $         --      $    667,778

Cost of sales                                                3,653,160           127,345                --         3,780,505
                                                          ------------      ------------      ------------      ------------

Gross margin                                                (3,040,820)          (71,907)               --        (3,112,727)

Operating expenses:
 Research and development                                      767,751           906,532                --         1,674,283
 Selling and marketing                                       4,586,823         1,750,615            88,298         6,425,736
 General and administrative                                  3,677,834         1,987,307           200,913         5,866,054
 Depreciation and amortization                                 940,995           270,908               559         1,212,462
 Non-cash expense related to the issuance of warrants        7,488,000           491,428                --         7,979,428
                                                          ------------      ------------      ------------      ------------
Total operating expenses                                    17,461,403         5,406,790           289,770        23,157,963
                                                          ------------      ------------      ------------      ------------

Operating loss                                             (20,502,223)       (5,478,697)         (289,770)      (26,270,690)

Other income (expense), net:
 Interest income                                               686,824            73,270                --           760,094
 Interest expense                                             (140,651)          (67,521)               --          (208,172)
                                                          ------------      ------------      ------------      ------------
Total other income (expense), net                              546,173             5,749                --           551,922

Loss before income taxes and cumulative
 effect of accounting change                               (19,956,050)       (5,472,948)         (289,770)      (25,718,768)
Income taxes                                                        --                --                --                --
                                                          ------------      ------------      ------------      ------------

Net loss before cumulative effect of
 accounting change                                         (19,956,050)       (5,472,948)         (289,770)      (25,718,768)

Cumulative effect of a change in accounting
 principle, net of taxes                                       (52,273)               --                --           (52,273)
                                                          ------------      ------------      ------------      ------------

Net loss                                                  $(20,008,323)     $ (5,472,948)     $   (289,770)     $(25,771,041)
                                                          ============      ============      ============      ============

Net loss per common share before
 cumulative effect of accounting change-
 basic and diluted                                        $      (1.35)     $      (0.50)     $      (0.03)     $      (2.08)

Cumulative effect of accounting change-
 basic and diluted                                                  --                --                --             (0.01)
                                                          ------------      ------------      ------------      ------------
Net loss per common share - basic and
 diluted                                                  $      (1.35)     $      (0.50)     $      (0.03)     $      (2.09)
                                                          ============      ============      ============      ============

Weighted average common shares
 outstanding - basic and diluted                            14,793,622        10,876,096        10,030,000        12,345,021
                                                          ============      ============      ============      ============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                       Common Stock         Additional     During the       Other          Total
                                                       ------------         Paid - In     Development   Comprehensive  Shareholders'
                                                  Shares         Amount      Capital         Stage          Income         Equity
                                                ----------   ------------  ------------  ------------   -------------  ------------
Balance at July 30, 1998 (date of inception)         1,000   $         --  $         --  $         --   $         --   $         --
Reclass of Equity Subject to Potential
 Redemption                                             --             --            --        (5,300)            --         (5,300)
Acquisition of Shares and Reverse Merger,                                                                                        --
 December 9, 1998                               10,029,000         10,030            --        (4,636)            --          5,394
Net Loss From Inception (July 30, 1998)                                                                                          --
 to December 31, 1998                                                  --            --      (289,770)            --       (289,770)
                                                ----------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1998                    10,030,000         10,030            --      (299,706)            --       (289,676)
Shares issued under Reg. S,                                                                                                      --
 June 1999 ($5.60 per share)                       946,428            946     5,299,054            --             --      5,300,000
Issuance of Common Stock Warrants,
 May 1999                                               --             --       356,583            --             --        356,583
Issuance of Common Stock Warrants,
 August 1999                                            --             --       134,845            --             --        134,845
Issuance of Common Stock, net of issuance                                                                                        --
 costs, October 1999 ($3.25 per share)           1,250,791          1,251     3,725,173            --             --      3,726,424
Issuance of Common Stock, net of issuance                                                                                        --
 costs, October 1999, in Exchange for Debt
 ($3.25 per share)                                 153,846            154       490,057            --             --        490,211
Issuance of Common Stock, net issuance                                                                                           --
 costs, December 1999 ($5.50 per share)            732,000            732     3,689,872            --             --      3,690,604
Net Loss for the Year Ended                                                                                                      --
 December 31, 1999                                      --             --            --    (5,472,948)            --     (5,472,948)
                                                ----------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1999                    13,113,065         13,113    13,695,584    (5,772,654)            --      7,936,043

Equity Issuance Costs                                   --             --        (8,465)           --             --         (8,465)
Exercise of Warrants, January 2000
 ($3.75 per share)                                  15,400             15        57,735            --             --         57,750
Exercise of Warrants, February 2000
 ($3.75 per share)                                 126,969            127       476,007            --             --        476,134

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                   Common Stock            Additional      During the       Other          Total
                                                   ------------            Paid - In      Development   Comprehensive  Shareholders'
                                               Shares         Amount        Capital           Stage         Income        Equity
                                            ------------   ------------   ------------    ------------  -------------  ------------
Exercise of Warrants, February 2000
   ($4.45 per share)                              52,426   $         53   $    232,984    $         --    $       --   $    233,037
Exercise of Warrants, March 2000
   ($3.25 per share)                              22,515             23         73,147              --            --         73,170
Exercise of Warrants, March 2000
   ($6.86 per share)                              11,032             11         75,648              --            --         75,659
Exercise of Warrants, March 2000
   ($6.18 per share)                             145,054            145        895,911              --            --        896,056
Exercise of Warrants, March 2000
   ($6.73 per share)                               2,318              2         15,607              --            --         15,609
Exercise of Warrants, March 2000
   ($3.75 per share)                             138,385            138        518,806              --            --        518,944
Stock Option Exercise, March 2000
   ($2.81 per share)                                 900              1          2,530              --            --          2,531
Exercise of Warrants, March 2000
   ($3.75 per share)                             673,076            673      2,523,362              --            --      2,524,035
Exercise of Warrants, April 2000
   ($3.75 per share)                             326,961            327      1,225,777              --            --      1,226,104
Issuance of Common Stock, Net of Issuance
   Costs, June 2000 ($11.375 per share)          879,121            879      9,564,621              --            --      9,565,500
Value of Common Stock Warrants granted in
   Connection with Issuance of Common Stock           --             --      7,488,000              --            --      7,488,000
Stock Option Exercise, June 2000
   ($2.81 per share)                                 500              1          1,405              --            --          1,406
Issuance of Common Stock, July 2000
   ($6.56 per share)                              17,848             18        117,075              --            --        117,093
Equity Issuance Costs                                 --             --        (56,876)             --            --        (56,876)
Stock Option Exercise, August 2000
   ($2.81 per share)                                 300             --            844              --            --            844
Stock Option Exercise, September 2000
   ($4.37 per share)                               2,000              2          8,748              --            --          8,750
Equity Issuance Cost                                  --             --       (150,000)             --            --       (150,000)
Unrealized Gain on Investments                        --             --             --              --        13,109         13,109
Net Loss for the Year Ended
   December 31, 2000                                  --             --             --     (20,008,323)           --    (20,008,323)
                                            ------------   ------------   ------------    ------------    ----------   ------------

Balance at December 31, 2000                  15,527,870   $     15,528   $ 36,758,450    $(25,780,977)   $   13,109   $ 11,006,110
                                            ============   ============   ============    ============    ==========   ============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        July 30,1998         July 30, 1998
                                                                                             to             (Inception) to
                                                           2000            1999       December 31, 1998   December 31, 2000
                                                      ------------     ------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(20,008,323)    $ (5,472,948)    $   (289,770)       $(25,771,041)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Issuance of common stock warrants                        7,488,000          491,428               --           7,979,428
Depreciation and amortization                              940,955          270,908              559           1,212,422
Cumulative effect of change in accounting
principle                                                   52,273                                                52,273
Changes in current assets and current liabilities:
 (Increase) in accounts receivable                        (772,310)         (10,227)              --            (782,537)
 (Increase) in related party accounts receivable          (253,516)          (6,222)         (24,000)           (283,738)
 (Increase) decrease in prepaid expenses
   and other                                                 5,004         (346,414)         (34,362)           (375,772)
 Increase in accounts payable and accrued
   expenses and other currently liabilities                735,458          851,212          191,906           1,778,576
 (Decrease) in accounts payable related party                   --         (150,000)              --            (150,000)
 Increase in deferred revenue                              768,727               --               --             768,727
                                                      ------------     ------------     ------------        ------------
Net cash used in operating activities                  (11,043,732)      (4,372,263)        (155,667)        (15,571,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (3,652,712)      (1,052,459)         (20,109)         (4,725,280)
Purchase of investments                                 (7,864,759)        (275,496)              --          (8,140,255)
Proceeds from sales and maturities of investments        5,863,048                                             5,863,048
Purchase of intangible assets                                   --          (75,000)              --             (75,000)
Capital lease setup fee                                         --          (11,884)              --             (11,884)
Deposits long-term, net                                   (764,496)         (45,041)              --            (809,537)
Proceeds of acquisition/merger                                  --               --            5,394               5,394
                                                      ------------     ------------     ------------        ------------
Net cash used in investing activities                   (6,418,919)      (1,459,880)         (14,715)         (7,893,514)
                                                      ------------     ------------     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders                                       --        1,500,000          500,000           2,000,000
Repayment to shareholders                                       --       (2,000,000)              --          (2,000,000)
Proceeds from notes payable and short-term
borrowings                                               1,500,000        1,000,000               --           2,500,000
Principal payments for notes payable                            --         (500,000)              --            (500,000)
Principal payments for capital lease obligations          (512,231)        (135,291)              --            (647,522)
Exercise of warrants                                     6,096,498               --               --           6,096,498
Issuance of common stock, net of issuance costs          9,480,783       12,707,239               --          22,188,022
                                                      ------------     ------------     ------------        ------------
Net cash provided by financing activities               16,565,050       12,571,948          500,000          29,636,998
                                                      ------------     ------------     ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 (897,601)       6,739,805          329,618           6,171,822
                                                      ------------     ------------     ------------        ------------
CASH AND CASH EQUIVALENTS, beginning of period           7,069,423          329,618               --                  --
                                                      ------------     ------------     ------------        ------------
CASH AND CASH EQUIVALENTS, end of period              $  6,171,822     $  7,069,423     $    329,618        $  6,171,822
                                                      ============     ============     ============        ============

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                               $     49,584     $     28,933     $         --        $     78,517

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital leases           $    278,080     $    563,707     $         --        $    841,787
Conversion of debt to equity                          $         --     $    500,000     $         --        $    500,000

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

billserv.com, Inc. and its wholly owned subsidiaries, bills.com., Inc. and billserv.com-canada, inc. (collectively, "billserv.com" or "the Company"), is a billing service provider operating in the electronic bill presentment and payment ("EBPP") industry. In addition, the Company provides consulting and Internet-based customer care interaction services. The Company also operates an Internet bill presentment and payment portal for consumers.

BASIS OF PRESENTATION

The Company's principal activities since inception have included research and development, raising of capital and organizational activities. More recently, the Company has increased its activities in the areas of marketing and promotion, as well as obtaining current billers as clients and implementing EBPP capabilities for those billers. The Company remains a development stage company, as recurring revenue related to consumer payment activity has not reached a significant level. The Company expects to continue to incur losses during the next several quarters of operations and may incur losses in subsequent quarters as development efforts continue. The Company plans to meet its capital requirements primarily through borrowings, issuance of additional equity securities, capital lease financing and, in the longer term, revenues from operations. Management believes that there will be adequate liquidity to fund its operations and anticipated cash needs for fiscal 2001. However, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures. The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, bills.com, Inc. and billserv.com-canada, inc., which are wholly owned. All significant inter-company accounts and transactions have been eliminated.

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

FOREIGN OPERATIONS

Foreign operations began in 2000, however the impact financially of expanding internationally is immaterial at December 31, 2000. Canada is the only foreign country in which the Company is currently operating.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The credit risk is limited because of the types of customers and their geographic dispersion, however, the relative small number of customers increases the risk.

One of the Company's primary product offerings is dependent upon services provided by CheckFree Services Corporation. Additionally, the Company currently relies on one payment processor for certain processing applications.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

REVENUE RECOGNITION POLICIES

Revenue consists of design and implementation, hosting, transaction, professional and consulting fees. Design and implementation fee revenue is recognized over the term of the related service contract, typically three to five years. A portion of the hosting fees are recognized as the data is loaded and the remaining portion is recognized over the period the data is stored. Transaction fees are recognized as revenue upon completion of transactions. Professional and consulting fees are recognized when services are rendered.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $1,394,000, $439,000 and $0 in advertising costs in the periods ended December 31, 2000, 1999 and 1998, respectively.

INCOME TAXES

Income taxes are determined using the liability method (see Note 11). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is $20,021,432 for the period ended December 31, 2000. Comprehensive loss is the same as net loss for the periods ended December 31, 1999 and 1998. Accumulated other comprehensive income at December 31, 2000 consisted entirely of unrealized holding gains on available for sale securities.

STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and elected to use the intrinsic value method in accounting for stock option plans. Accordingly, no compensation cost has been recognized in the financial statements for these plans. The pro forma effects of fair value accounting for compensation costs related to options on net loss and loss per share are disclosed in Note 13.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive.

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

3. ISSUANCE OF CAPITAL STOCK

REGULATION S ISSUANCE

On June 11, 1999, the Company issued 946,428 shares of common stock in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S.

PRIVATE PLACEMENT

In October 1999 and December 1999, the Company issued 1,404,637 and 732,000 shares of common stock, respectively, under a private placement offering (the "1999 Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of the common stock for the ten business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,000, net of offering costs of $684,000, which included $526,000, or 6.5% of the 1999 Offering, paid to the placement agent. Of the shares issued in October 1999, 153,846 were issued in satisfaction of a $500,000 short-term note payable (See Note 9).

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

In accordance with the terms of the 1999 Offering, a registration statement on Form SB-2 was filed with the SEC registering 3,782,360 shares of common stock. This registration statement became effective on January 18, 2000. The registered shares include the 2,136,637 shares issued in October and December 1999 and 1,645,723 shares which were issuable upon exercise of warrants to purchase common stock issued to the holders of the shares issued in October and December 1999.

CHECKFREE INVESTMENT

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.5 million. In connection with this transaction, the Company also issued warrants to purchase 2,179,121 shares of common stock, and warrants to purchase up to an additional 2,801,903 shares if certain criteria are met. See further discussion in Note 14.

4. PROPERTY AND EQUIPMENT

The following is a summary of our property and equipment at December 31, 2000 and 1999:

                                                            DECEMBER 31,    DECEMBER 31,
                                                               2000             1999
                                                            -----------     -----------
         Furniture and fixtures                             $ 1,283,564     $   216,824
         Equipment                                            2,535,602         954,123
         Software                                             1,394,990         545,382
         Leasehold improvements                                 483,004          55,236
                                                            -----------     -----------
                                                                697,160       1,771,565
         Less: accumulated depreciation and amortization     (1,178,813)       (258,055)
                                                            -----------     -----------

         Total - property and equipment, net                $ 4,518,347     $ 1,513,510
                                                            ===========     ===========

Depreciation expense as reported in our Consolidated Statements of Operations included $235,666 and $133,802 of depreciation expense related to capital leases in 2000 and 1999, respectively. For the periods ended December 31, 2000, 1999 and 1998, the Company recorded approximately $920,759, $257,496 and $559, respectively, of depreciation expense related to fixed assets.

5. OTHER ASSETS

At December 31, 2000, the Company had a cash deposit of approximately $516,000 related to the lease for its corporate headquarters. Additionally, it had certificates of deposit purchased for security of long-term capital leases totaling $335,000.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

6. ACCRUED EXPENSES

Accrued expenses consist of the following balances:

                                           DECEMBER 31,   DECEMBER 31,
                                              2000            1999
                                           -----------    -----------

              Accrued salaries             $   332,337    $   132,456
              Accrued vacation                 183,703         65,234
              Accrued professional fees         26,573         79,686
              Accrued other                    354,159         21,262
                                           -----------    -----------

              Total                        $   896,772    $   298,638
                                           ===========    ===========

7. OBLIGATIONS UNDER CAPITAL LEASES

Property held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Property held under a capital lease is amortized on a straight-line basis over the estimated useful life of the assets. Amortization of property held under capital leases is included with depreciation expense. At December 31, 2000 and 1999, there was $498,946 and $698,998 of office and computer equipment held under capital leases. All of the Company's capital leases are secured by certificates of deposit totaling approximately $335,000 at December 31, 2000.

The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of December 31, 2000:

              Year ending December 31,

                                                     2001       $ 219,820
                                                     2002         158,651
                                                                ---------

              Total minimum lease payments                        378,471
              Less: amount representing interest                  (48,915)
                                                                ---------
                                                                  329,556

              Less: current portion                              (181,128)
                                                                ---------

              Obligations under capital leases                  $ 148,428
                                                                =========

These obligations are classified as capital leases due to the bargain purchase option contained therein.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

8. OPERATING LEASES

During March 2000, the Company entered into a five-year operating lease for its corporate headquarters at a rate of $98,000 per month. This lease provides the Company a five-year renewal option. The lease required a cash deposit of approximately $516,000. Additionally, the Company leases office space and other equipment under noncancelable operating leases. Rental expense under operating leases for the year ended December 31, 2000 and 1999, was $681,000 and $116,000. Future minimum lease payments required under operating leases, by year and in the aggregate, consist of the following at December 31, 2000:

                 Year ending December 31,

                          2001                     $1,242,212
                          2002                      1,180,218
                          2003                      1,180,218
                          2004                      1,177,803
                          2005                        880,936
                                                   ----------

                 Total minimum lease payments      $5,661,387
                                                   ==========

9. DEBT

NOTE PAYABLE

On August 6, 1999, the Company issued a one-year unsecured note payable for $1.0 million to an accredited investor, which beared interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement cash reserves until future equity financing was obtained. In connection with the issuance of the note, a $20,000 loan origination fee was paid to a venture capital firm. On October 22, 1999, 153,846 shares of common stock were issued pursuant to the terms of the 1999 Offering (see Note 15) in satisfaction of $500,000 of the note. The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.

LINE OF CREDIT

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1.5 million. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001. The line of credit is secured by $1.8 million of investments of the Company. At December 31, 2000, the Company had borrowed $1.5 million on this line of credit for the security deposit and leasehold improvements of the Company's corporate headquarters. Subsequent to December 31, 2000, the Company paid down the entire outstanding balance, however the line of credit remains available.

10. RELATED PARTY TRANSACTIONS

During 1999, the Company entered into an agreement ("Consulting Agreement") to receive financial consulting, public relations services, advertising services and investor relations services from a group of minority shareholders ("Consulting Group"). The agreement provided for services totaling $1.2 million and was effective from November 1, 1998 to October 31, 1999. The Company paid $1.0 million due to the Consulting Group under the agreement from the proceeds of the Regulation S offering completed on June 11, 1999. The remaining $200,000 under the agreement was paid to the Consulting Group during the third quarter of 1999.

On September 30, 1999, the Company loaned $25,000 to an officer of the Company. The loan was paid in full, including interest at 8%, and is included in Accounts Receivable, Related Party at December 31, 1999.

During 2000, two officers of the Company borrowed approximately $55,000, of which $10,000 was repaid. At December 31, 2000, approximately $45,000 of these loans are outstanding and are included in Accounts Receivable-Related Party.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

On August 16, 2000, the Company loaned an officer of the Company approximately $60,000. The loan bears interest at a rate of 8% and is for a period of one year. At December 31, 2000, $58,000 was outstanding under this loan. On December 21, 2000, the Company entered into a 30-day promissory note with the same officer for $125,000. The promissory note was repaid in full subsequent to December 31, 2000, including interest at a rate of 8%. These amounts are included in Accounts Receivable-Related Party at December 31, 2000.

During December 2000, the Company pledged $1.0 million of cash held in a money market to collateralize margin loans of three officers of the Company. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these officers. Additionally, the Company guaranteed the total balance of these margin loans, which were approximately $1.5 million at December 31, 2000. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

11. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                2000           1999          1998
                                            -----------     -----------     -----------
       Deferred Tax Assets:
       Warrant expense                      $ 2,713,006     $        --     $        --
       Deferred revenue                         280,840              --              --
       Start-up and organizational costs        242,432         283,075              --
       Accrued expenses                         108,155              --              --
       Research credit                           38,153          38,153              --
       Amortization                               5,525           2,210              --
       Allowance for Doubtful Accounts            3,400              --              --
       Trademark cost                               721             774              --
       Other                                      2,710              --              --
       Net operating loss                     5,562,499       1,683,551          98,000
                                            -----------     -----------     -----------
                                              8,957,441       2,007,763          98,000
       Valuation allowance                   (8,800,051)     (1,990,513)        (98,000)
                                            -----------     -----------     -----------
       Total Deferred Tax Asset                 157,390          17,250              --

       Deferred Tax Liabilities:
       Depreciation                              75,694          11,558              --
       Prepaid expenses                          74,896           5,692              --
       Other                                      6,800              --              --
                                            -----------     -----------     -----------
       Total Deferred Tax Liabilities           157,390          17,250              --
                                            -----------     -----------     -----------
       Net Deferred Tax Asset
       (Liability)                          $        --     $        --     $        --
                                            ===========     ===========     ===========

At December 31, 2000 and December 31, 1999, the Company generated net operating losses for tax purposes of approximately $12.0 million and $4.95 million, respectively. The loss for year ended December 31, 2000 expires in 2021, and the loss for year ended December 31, 1999 expires in 2020. The $290,000 net operating loss generated in the period ended December 31, 1998 was reclassified in 1999 as a start-up deferred tax asset. The Company also has a research and development credit of approximately $38,000 that expires in 2015. Legislation regarding the research and development tax credit extended that utilization period. However, use of the credit is suspended during certain periods. The Company intends to utilize the research and development credit during the applicable periods. For financial reporting purposes, a valuation allowance of approximately $8.8 million has been recognized to offset the deferred tax assets related to various temporary differences at December 31, 2000.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                               2000            1999            1998
                                           -----------     -----------     -----------
        Tax at US statutory rate -- 34%    $(6,802,830)    $(1,860,802)    $   (98,000)
        Change in valuation allowance        6,809,538       1,892,513          98,000
        Permanent and other differences                         31,445           6,442
        Research credit                                        (38,153)        (38,153)
                                           -----------     -----------     -----------

        Income Tax Expense                 $        --     $        --     $        --
                                           ===========     ===========     ===========

12. EQUITY SUBJECT TO POTENTIAL REDEMPTION

On or about December 3, 1998, when the Company was under the control of former management and known as Goldking Resources, Inc., the Company concluded an offering of approximately 5.3 million shares of common stock. This transaction was completed through the cancellation of approximately 6.2 million shares held by shareholders who tendered their shares to the Company, followed by the Company's issuance of 5.3 million shares to 15 new shareholders, who paid par value to the Company for such shares, in the total amount of approximately $5,300. The new shareholders also paid an additional $300,000 to the shareholders who had agreed to cancel their shares. Subsequently, some of these new shareholders sold shares into the secondary market. Form D was filed with the SEC to timely report the transaction, and an exemption under Rule 504 was claimed. The SEC has challenged the validity of this claimed exemption.

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which subjects the Company to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. The Company disputes any such liability.

Additionally, while the Company also disputes the following assertions, it is possible that shareholders who purchased the shares described above may have the right under state and federal securities laws to require the Company to repurchase their shares for the amount originally paid, plus interest. The Company disputes any such liability.

Based upon the best information available at this time, the Company has calculated a range of possible, but disputed, exposure that exists in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, the Company could be liable to the 15 new shareholders, and to any shareholder that immediately purchased from these 15 shareholders, in an amount ranging from approximately $5,300 up to approximately $2.9 million, plus interest. This range of possible exposure is calculated by reference to the average closing price for a share of common stock, weighted for reported daily volume, during December 1998 and January 1999; then number of shares possibly sold during the same period of time; and the closing price of one share on November 11, 1999. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available.

13. EMPLOYMENT BENEFIT PLANS

STOCK OPTION PLANS

The Board of Directors and shareholders adopted the 1999 Employees Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") as well as restricted stock to key employees. A total of 2,000,000 shares of common stock had been reserved under the Employee Plan at December 31, 1999. On July 13, 2000, the Board of Directors and shareholders approved an additional 1,000,000 shares of common stock under the employee plan.

Under the terms of the Employee Plan, the exercise price of incentive stock options must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. At December 31, 2000, options to purchase 2,876,375 shares had been granted under the Employee Plan.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

The 1999 Non-Employee Director Plan ("Director Plan") was approved by shareholders in 1999 and covers an aggregate of 500,000 shares of common stock. Under the Director Plan, which is administered by a committee of no less than two board members and two disinterested persons, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. At December 31, 2000, options to purchase 290,000 shares had been granted under the Non-Employee Plan.

SUPPLEMENTAL DISCLOSURES FOR STOCK-BASED COMPENSATION

Activity under the Employee Plan and Director Plan from inception to December 31, 2000 is as follows:

                                                  NUMBER OF       WEIGHTED AVG.
                                                   SHARES        EXERCISE PRICE
                                                   ------        --------------
      Inception of Plan, January 1, 1999
         Granted                                  1,091,300          $3.86
         Cancelled                                  (27,000)          3.93
         Exercised                                       --             --
                                                 ----------      --------------

      Outstanding, December 31, 1999              1,064,300          $3.86

         Granted                                  2,075,075          $5.56
         Cancelled                                 (236,500)          5.42
         Exercised                                   (3,700)          3.66
                                                 ----------      --------------

      Outstanding, December 31, 2000              2,899,175          $4.95

Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                     -----------------------------------    -----------------------------
                                          WEIGHTED
                                           AVERAGE            WEIGHTED
  RANGE OF EXERCISE      OPTIONS          REMAINING           AVERAGE       NUMBER OF    WEIGHTED AVERAGE
        PRICES         OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS      EXERCISE PRICE
--------------------   ----------    -----------------   ---------------   ---------     ---------------
        $2.063           928,850            9.99             $ 2.063               0              --
   $2.812 - $4.375       737,900            8.43             $ 3.285         205,638          $3.281
   $4.500 - $7.750       779,350            9.05             $ 6.496          94,735          $4.967
   $7.843 - $11.250      445,575            9.29             $10.880               0              --
       $11.875             7,500            9.07             $11.875               0              --
--------------------   ----------    -----------------   ---------------   ---------     ---------------
   $2.063 - $11.875    2,899,175            9.23             $ 4.946         300,373          $3.813

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

STOCK OPTION PLAN (continued)

The fair value of each option granted during 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2000         1999
                                            ----         ----

             Dividend yield                None          None
             Expected volatility           1.18          1.02
             Risk-free interest rate       5.22%         6.25%
             Expected life                 3.98          3.50

Had compensation cost for 2000 and 1999 stock option grants been determined consistent with SFAS 123, net loss and net loss per share would approximate the pro forma amounts below:

                                  2000                           1999
                      --------------------------      -------------------------
                                       NET LOSS                        NET LOSS
                        NET LOSS       PER SHARE        NET LOSS       PER SHARE
                      -------------     -------       ------------     --------
       As reported    ($20,008,323)     ($1.35)       ($5,472,948)      ($0.50)
       Pro forma      ($23,778,759)     ($1.61)       ($6,476,551)      ($0.60)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

STOCK PURCHASE PLAN

The Company established the 1999 Employee Stock Purchase Plan ("Purchase Plan") that was approved by the stockholders at the 1999 Annual Meeting of Stockholders. The Purchase Plan allows eligible employees to purchase the Company's common stock at regular intervals by means of wage and salary deferrals. The first offering period under the Purchase Plan began January 1, 2000. During 2000, 17,848 shares were issued and an additional 69,299 were issued in January 2001 for wages and salaries that were deferred in 2000.

401(K) PLAN

The Company adopted a 401(K) plan in May 1999. No employer contributions were made for the years ended December 31, 2000 and 1999.

14. STOCK WARRANTS

On May 7, 1999, the Company contracted to issue warrants for the purchase of up to 500,000 shares of common stock to a financial services reseller. Subject to specific performance criteria, this reseller may earn the right to purchase shares of common stock, at the closing bid price as of May 7, 1999 ($6.50), over a three-year term. No warrants had been issued as of December 31, 2000.

On May 18, 1999, the Company contracted with an investment bank to provide strategic and financial advisory services. In exchange for these advisory services, a warrant to purchase 111,085 shares of the Company's common stock at an exercise price of $6.75 per share (which represents the average closing price of the stock over the twenty day period preceding May 18, 1999) was issued.

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

The warrant is exercisable for five years. This warrant was issued in accordance with an exemption under Section 4(2) of the Securities Act of 1933, as amended, because the transaction is by an issuer not involving a public offering. Using the fair value-based method of accounting, the Company recorded $356,583 of expense and a corresponding credit to additional paid-in capital related to the issuance of this warrant.

As part of the August 1999 debt issuance, the Company issued a warrant to the accredited investor for the purchase of 41,237 shares of the common stock at an exercise price of $6.0625, which represents the average reported closing sale price of the common stock for the ten business days immediately preceding the loan agreement. The warrant is immediately exercisable and carries a term of five years and piggyback registration rights. Using the fair value-based method of accounting, the Company recorded $134,845 of expense and a corresponding credit to paid-in-capital related to the issuance of this warrant.

In connection with the 1999 Offering (see Note 3), the Company issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance, or October 14, 2002. The Company has the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time they may be redeemed for $.05 per warrant.

As part of the compensation for acting as placement agent for the 1999 Offering, the Company issued warrants to the investment banker for the purchase of 36,924, 600, 18,900, 19,950, 8,890 and 3,500 shares of common stock. The warrants are immediately exercisable, carry a five year term, exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41, and $7.31, respectively, piggyback registration rights, and cashless exercise provision.

In connection with the CheckFree investment, the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into the extended biller service provider agreement and investing $10.0 million. The Company recorded $7,488,000 of expense and a corresponding credit to additional paid-in capital related to the estimated fair value of 1.3 million of these warrants, which were issued as consideration for entering into the extended biller service provider agreement. Also, CheckFree has the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of these warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation, which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date. As of December 31, 2000, none of these incentive warrants have vested.

At December 31, 2000, the outstanding vested warrants to purchase common stock are as follows:

       Shares of Common     Exercise    Aggregate Exercise    Expiration
             Stock            Price           Price              Date
       ----------------     --------    ------------------    ----------

                57,431        $ 3.75        $    215,366      10/14/2002
                20,000          3.75              75,000      10/25/2002
                41,237          6.06             250,000      08/05/2004
                   250          3.25                 813      10/14/2004
                   280          8.00               2,240      12/15/2004
                 8,890          7.41              65,875      12/20/2004
                 3,500          7.31              25,585      12/22/2004
             2,179,121         11.38          24,798,397      06/02/2010
             ---------                      ------------
             2,310,709                      $ 25,433,276
             =========                      ============

--------------------------------------------------------------------------------

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

15. COMMON STOCK LISTING

billserv.com common stock began trading on the OTC BB operated by the National Association of Securities Dealers on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. The Company filed its initial filing on Form 10 with the SEC on June 10, 1999 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTC BB's phase-in schedule for the new eligibility rules, the listing on the OTC BB was terminated. The Company's common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and the stock was relisted and traded on the OTC BB through March 13, 2000 at which time the stock was approved for trading on the NASDAQ Small Cap Market. Subsequently the stock was approved for trading on the NASDAQ National Market on July 31, 2000, under the symbol "BLLS".

16. SUBSEQUENT EVENTS

In March 2001, the Company issued 2,881,862 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company will file a registration statement with the SEC and seek registration of the shares issued in the 2001 Offering.

17. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1999 and 2000 is presented below.

                                                           1999
                                First         Second            Third          Fourth (1)
                           ---------------------------------------------------------------
Revenue                              --               --               --     $     55,438
Gross margin (Loss)                  --               --               --     $    (71,907)
Net income (Loss)          $   (800,860)    $ (1,650,631)    $ (1,539,858)    $ (1,481,599)
Earnings per share-
  basic and diluted        $      (0.08)    $      (0.16)    $      (0.14)    $      (0.12)
Weighted average shares      10,030,000       10,227,606       10,976,428       12,244,908

                                                           2000
                                First            Second            Third          Fourth
                             ---------------------------------------------------------------
Revenue                      $      6,426     $     45,208     $    106,564     $    454,142
Gross margin                 $   (464,265)    $   (747,703)    $   (953,708)    $   (875,144)
Net income (Loss)            $ (2,071,213)    $(10,184,683)    $ (3,770,212)    $ (3,982,215)
Earnings per share-
  basic and diluted          $      (0.16)    $      (0.68)    $      (0.24)    $      (0.26)
Weighted average shares        13,230,142       14,874,517       15,525,973       15,527,870

(1) The accounting change related to SAB 101 has not been reflected in the financials prior to its adoption.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

--------------------------------------------------------------------------------

                                    PART III

Certain information required by Part III is omitted from this Report in that we will file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 24, 2001, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein, by reference, that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and Section 16(a) Beneficial Ownership Reporting Compliance." See also the information in Item 4a. of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which appears under the caption "Beneficial Owners of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.5 million.

On January 4, 2001, the Company retained PMG Capital to act as its placement agent in connection with one or more private placement transactions, as well as to perform other investment, strategic and financial advisory services for the Company for a one-year term. As compensation for providing these services, the Company paid PMG Capital a $50,000 initial retainer and is paying PMG Capital a $5,000 monthly retainer. Under the agreement, the Company is obligated to pay PMG Capital a fee equal to 7.5% of the total amount raised in a private placement transaction.

Mr. Louis Hoch, President, Chief Operating Officer and a Director of the Company, borrowed approximately $60,000 at a rate of 8% and entered into a 30-day promissory note for $125,000 at a rate of 8% on August 16, 2000 and December 21, 2000, respectively. The largest amount owed to the Company by Mr. Hoch during 2000 was approximately $184,000. Mr. Hoch used the proceeds of the $60,000 loan for usual and customary living expenses.

The $125,000 30-day promissory note was incurred to allow Mr. Hoch to pay down a margin loan to an institutional lender. This margin loan was secured by shares of the Company's stock that are held by Mr. Hoch. At December 31, 2000, an aggregate of $184,000 is outstanding under these loans.

During 2000, the Company paid CheckFree approximately $100,000 for services related to implementing billers.

--------------------------------------------------------------------------------

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

10.1 1999 Employee Comprehensive Stock Plan, as amended, incorporated by reference from the Proxy Statement on Form 14(A), filed with the SEC on June 2, 2000.

10.2  Employment Agreement dated April 17, 2000, between the Company and Terri
      A. Hunter, Senior Vice President and Chief Financial Officer of the Company (filed herewith).

10.3 Employment Agreement dated June 23, 2000, between the Company and Tony Diamond, Senior Vice President, Sales and Marketing (filed herewith).

21.1 bills.com, Inc. and billserv.com-canada, Inc. are subsidiaries of billserv.com, Inc.

23.1 Consent of Ernst & Young LLP, Independent Auditors pertaining to the billserv.com, Inc. 1999 Employee Comprehensive Stock Plan, the billserv.com, Inc. 1999 Non-Employee Director Plan and the billserv.com, Inc. 1999 Employee Stock Purchase Plan, each having a registration statement filed with the SEC on form S-8 on February 23, 2000 (filed herewith).

99.1 Rights Agreement, dated as of October 4, incorporated by reference from the Registration Statement on Form 8-A filed with the SEC on October 11, 2000.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

              billserv.com, Inc.
              A Nevada Corporation


              By:  /s/ Louis A. Hoch
                   ------------------------------------------
              Louis A. Hoch
              President, Chief Operating Officer,
              and Director
              Date:  3/30/2001
                    -----------------------------------------


              By:  /s/ Michael R. Long
                 --------------------------------------------
              Michael R. Long
              Chief Executive Officer and Chairman of
              the Board of Directors
              Date:  3/30/2001
                   ------------------------------------------


              By:  /s/ David S. Jones
                 --------------------------------------------
              David S. Jones
              Executive Vice President and Director
              Date:  3/30/2001
                   ------------------------------------------


              By:  /s/ Roger Hemminghaus
                 --------------------------------------------
              Roger Hemminghaus
              Director
              Date:  3/30/2001
                   ------------------------------------------


              By:  /s/ E. Scott Crist
                 --------------------------------------------
              E. Scott Crist
              Director
              Date:  3/30/2001
                   ------------------------------------------


              By:  /s/ Terri A. Hunter
                 --------------------------------------------
              Terri A. Hunter
              Senior Vice President, Chief Financial Officer,
              And Principal Accounting Officer
              Date:  3/30/2001
                   ------------------------------------------

--------------------------------------------------------------------------------