Form 10-Q
period 2001-03-31
BILLSERV COM INC
filed 2001-05-15
CIK 1088034

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES X NO ___

AT APRIL 1, 2001, 18,490,631 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

                               BILLSERV.COM, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
Part I - Financial Information

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                     3

                      Consolidated Statements of Operations                                           4

                      Consolidated Statement of Changes in Shareholders' Equity                       5

                      Consolidated Statements of Cash Flows                                           7

                      Notes to Consolidated Financial Statements                                      8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Part II - Other Information

         Item 1.  Legal Proceedings                                                                  18

         Item 2.  Changes in Securities and Use of Proceeds                                          18

         Item 3.  Defaults Upon Senior Securities                                                    18

         Item 4.  Submission of Matters to a Vote of Security Holders                                18

         Item 5.  Other Information                                                                  18

         Item 6.  Exhibits and Reports on Form 8-K                                                   18

         Signatures                                                                                  19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31, 2001
                                                                         (UNAUDITED)       DECEMBER 31, 2000
                                                                     -------------------- ---------------------
Assets:
   Cash and cash equivalents                                                $  7,997,853           $ 6,171,822
   Investments                                                                 1,019,590             1,013,900
   Accounts receivable, net                                                      505,730               782,537
   Prepaid expenses and other                                                    410,956               596,546
   Related party accounts receivable                                             119,348               283,738
                                                                     -------------------- ---------------------
Total current assets                                                          10,053,477             8,848,543

   Property and equipment, net of accumulated depreciation and amortization of $1,549,141 and $1,178,813 at March 31,
     2001 and December 31, 2000, respectively                                  4,379,721             4,518,347
   Intangible assets, net                                                         48,750                52,500
   Long-term investments                                                       1,019,450             1,000,920
   Other assets                                                                  869,797               870,232
                                                                     -------------------- ---------------------
Total assets                                                                $ 16,371,195          $ 15,290,542
                                                                     ==================== =====================

Liabilities & shareholders' equity:
   Current liabilities:
      Accounts payable                                                         $ 206,410             $ 726,804
      Accrued expenses and other current liabilities                             535,187               896,772
      Current portion of obligations under capital leases                        188,035               181,128
      Current portion of deferred revenue                                        320,227               252,833
      Other current liabilities                                                        -             1,500,000
                                                                     -------------------- ---------------------
Total current liabilities                                                      1,249,859             3,557,537

Obligations under capital leases, less current portion                            98,744               148,428
Deferred revenue, less current portion                                           436,766               573,167
Equity subject to potential redemption                                             5,300                 5,300

Shareholders' equity:
   Common stock, $.001 par value, 200,000,000 shares authorized;
   18,490,631 issued and outstanding at March 31, 2001,
   15,527,870 issued and outstanding at December 31, 2000                         18,490                15,528
   Additional paid-in capital                                                 43,539,054            36,758,450
   Accumulated other comprehensive income                                         38,264                13,109
   Deficit accumulated during the development stage                          (29,015,282)          (25,780,977)
                                                                     -------------------- ---------------------
Total shareholders' equity                                                    14,580,526            11,006,110
                                                                     -------------------- ---------------------
Total liabilities and shareholders' equity                                  $ 16,371,195          $ 15,290,542
                                                                     ==================== =====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          JULY 30, 1998
                                           ---------------------------------    (INCEPTION) TO
                                           MARCH 31, 2001    MARCH 31, 2000     MARCH 31, 2001
                                           ----------------  ---------------   -----------------
Revenues                                         $ 470,667          $ 6,426         $ 1,138,445

Cost of sales                                    1,193,574          470,691           4,974,079
                                           ----------------  ---------------   -----------------

Gross margin                                      (722,907)        (464,265)         (3,835,634)

Operating expenses:
   Research and development                        214,974          124,912           1,889,257
   Selling and marketing                           823,357          775,364           7,249,093
   General and administrative                    1,182,336          570,205           7,048,390
   Depreciation and amortization                   374,263          150,671           1,586,725
   Non-cash expense related to the
   issuance of warrants                                  -                -           7,979,428
                                           ----------------  ---------------   -----------------
Total operating expenses                         2,594,930        1,621,152          25,752,893
                                           ----------------  ---------------   -----------------

Operating loss                                  (3,317,837)      (2,085,417)        (29,588,527)

Other income (expense), net:
   Interest income                                  97,509           85,755             857,603
   Interest expense                                (14,848)         (20,478)           (223,020)
   Other income (expense)                              871            1,200                 871
                                           ----------------  ---------------   -----------------
Total other income (expense), net                   83,532           66,477             635,454
                                           ----------------  ---------------   -----------------

Loss before income taxes and
   cumulative effect of accounting
   change                                       (3,234,305)      (2,018,940)        (28,953,073)
Income taxes                                             -                -                   -
                                           ----------------  ---------------   -----------------

Net loss before cumulative effect of
   accounting change                            (3,234,305)      (2,018,940)        (28,953,073)

Cumulative effect of a change in
   accounting principle, net of taxes                    -          (52,273)            (52,273)
                                           ----------------  ---------------   -----------------

Net loss                                     $  (3,234,305)   $  (2,071,213)     $  (29,005,346)
                                           ================  ===============   =================

Net loss per common share before
   cumulative effect of accounting
   change - basic and diluted                     $  (0.21)        $  (0.15)           $  (2.28)

Cumulative effect of accounting
   change - basic and diluted                        $   -         $  (0.01)           $  (0.01)

Net loss per common share - basic and
   diluted                                        $  (0.21)        $  (0.16)           $  (2.29)

Weighted average common shares
    outstanding - basic and diluted             15,697,051       13,230,142          12,658,172


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                    Deficit
                                                                                  Accumulated    Unrealized
                                             Common Stock            Additional    During the    Gain/(Loss)      Total
                                      ---------------------------     Paid-In     Development        on       Shareholders'
                                         Shares          Amount       Capital         Stage      Investments     Equity
                                      ----------------------------------------------------------------------------------------
Balance at July 30, 1998 (date of
   inception)                                 1,000        $   -     $      -        $      -      $     -      $     -
Reclass of Equity Subject to
   Potential Redemption                           -            -            -          (5,300)           -        (5,300)
Acquisition of Shares and Reverse
   Merger, December 9, 1998              10,029,000       10,030            -          (4,636)           -         5,394
Net Loss From Inception
   (July 30, 1998) to December 31,
   1998                                           -            -            -        (289,770)           -      (289,770)
                                      ----------------------------------------------------------------------------------

Balance at December 31, 1998             10,030,000       10,030            -        (299,706)           -      (289,676)
Shares issued under Reg. S,
   June 11, 1999                            946,428          946    5,299,054               -            -     5,300,000
Issuance of Common Stock Warrants,
   May 18, 1999                                   -            -      356,583               -            -       356,583
Issuance of Common Stock Warrants,
   August 6, 1999                                 -            -      134,845               -            -       134,845
Issuance of Common Stock,
   October 15, 1999                       1,230,791        1,231    3,665,608               -            -     3,666,839
Issuance of Common Stock,
   October 22, 1999                          20,000           20       59,565               -            -        59,585
Issuance of Common Stock,
   October 22, 1999, in Exchange for
   Debt                                     153,846          154      490,057               -            -       490,211
Issuance of Common Stock,
   December 16, 1999                        270,000          270    1,361,019               -            -     1,361,289
Issuance of Common Stock,
   December 17, 1999                        285,000          285    1,436,629               -            -     1,436,914
Issuance of Common Stock,
   December 21, 1999                        127,000          127      640,184               -            -       640,311
Issuance of Common Stock,
   December 22, 1999                         50,000           50      252,040               -            -       252,090
Net Loss for the Twelve Months Ended
   December 31, 1999                              -            -            -      (5,472,948)           -    (5,472,948)
                                      ----------------------------------------------------------------------------------

Balance at December 31, 1999             13,113,065     $ 13,113 $ 13,695,584   $  (5,772,654)     $     -  $  7,936,043

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY, CONT.
                                   (UNAUDITED)

                                                                                    DEFICIT
                                                                                  ACCUMULATED      UNREALIZED
                                             COMMON STOCK           ADDITIONAL     DURING THE      GAIN/(LOSS)      TOTAL
                                       --------------------------    PAID-IN      DEVELOPMENT          ON        SHAREHOLDERS'
                                          SHARES        AMOUNT       CAPITAL         STAGE         INVESTMENTS      EQUITY
                                       -------------------------------------------------------------------------------------
Balance at December 31, 1999             13,113,065     $ 13,113  $ 13,695,584   $ (5,772,654)      $   -       $ 7,936,043
Equity Issuance Costs                             -            -        (8,465)              -          -            (8,465)
Exercise of Warrants, January 20, 2000       15,400           15        57,735               -          -            57,750
Exercise of Warrants, February 16, 2000     126,969          127       476,007               -          -           476,134
Exercise of Warrants, February 24, 2000      52,426           53       232,984               -          -           233,037
Exercise of Warrants, March 7, 2000          22,515           23        73,147               -          -            73,170
Exercise of Warrants, March 9, 2000          11,032           11        75,648               -          -            75,659
Exercise of Warrants, March 10, 2000        145,054          145       895,911               -          -           896,056
Exercise of Warrants, March 20, 2000          2,318            2        15,607               -          -            15,609
Exercise of Warrants, March 28, 2000        138,385          138       518,806               -          -           518,944
Stock Option Exercise, March 28, 2000           900            1         2,530               -          -             2,531
Exercise of Warrants, March 30, 2000        673,076          673     2,523,362               -          -         2,524,035
Exercise of Warrants, April 4, 2000         153,846          154       576,769               -          -           576,923
Exercise of Warrants, April 4, 2000          26,923           27       100,934               -          -           100,961
Exercise of Warrants, April 5, 2000          92,346           92       346,206               -          -           346,298
Exercise of Warrants, April 25, 2000         53,846           54       201,868               -          -           201,922
Issuance of Common Stock, Net of
   Issuance Costs, June 2, 2000             879,121          879     9,564,621               -          -         9,565,500
Issuance of Common Stock Warrants,
    June 2, 2000                                  -            -     7,488,000               -          -         7,488,000
Stock Option Exercise, June 6, 2000             500            1         1,405               -          -             1,406
Issuance of Common Stock, July 2, 2000       17,848           18       117,075               -          -           117,093
Equity Issuance Costs                             -            -       (56,876)              -          -           (56,876)
Stock Option Exercise, August 11, 2000          300            -           844               -          -               844
Stock Option Exercise, September 10,
2000                                          2,000            2         8,748               -          -             8,750
Equity Issuance Costs                             -            -      (150,000)              -          -          (150,000)
Unrealized Gain/(Loss) on Investments             -            -             -               -     13,109            13,109
Net Loss for the Twelve Months Ended
   December 31, 2000                              -            -             -    (20,008,323)          -       (20,008,323)
                                       -------------------------------------------------------------------------------------

Balance at December 31, 2000             15,527,870     $ 15,528  $ 36,758,450  $ (25,780,977)   $ 13,109      $ 11,006,110
Issuance of Common Stock, January 2001       69,299           69       150,866               -          -           150,935
Stock Option Exercise, January 31, 2001       8,000            8        34,992               -          -            35,000
Issuance of Common Stock, Net of
   Issuance Costs, March 28, 2001         2,885,462        2,885     6,644,746               -          -         6,647,631
Unrealized Gain/(Loss) on Investments             -            -             -               -     25,155            25,155
Equity Issuance Costs                             -            -       (50,000)              -          -           (50,000)
Net Loss for the Three Months Ended
   March 31, 2001                                 -            -             -     (3,234,305)          -        (3,234,305)
                                       -------------------------------------------------------------------------------------

Balance at March 31, 2001                18,490,631     $ 18,490   $ 43,539,054 $ (29,015,282)   $ 38,264      $ 14,580,526
                                       =====================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED             JULY 30, 1998
                                                      ------------------------------------   (INCEPTION) TO
                                                        MARCH 31, 2001    MARCH 31, 2000     MARCH 31, 2001
                                                      -----------------  ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (3,234,305)    $  (2,071,213)  $  (29,005,346)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of common stock warrants                                 -                 -        7,979,428
    Depreciation and amortization                               374,263           150,671        1,586,685
    Cumulative effect of change in accounting principle               -            52,273           52,273
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                  276,807           (61,047)        (505,730)
    (Increase) decrease in related party receivables            164,390            17,139         (119,348)
    (Increase) decrease in prepaid expenses and
       other                                                    186,025           (15,654)        (189,747)
    Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities          (881,979)          356,441          896,597
    Increase (decrease) in accounts payable related
      party                                                                             -         (150,000)
    Increase (decrease) in deferred revenue                     (69,007)           64,122          699,720
                                                       ----------------- ----------------- ----------------

  Net cash used in operating activities                      (3,183,806)       (1,507,268)     (18,755,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (231,887)         (755,348)      (4,957,167)
  Purchase of investments, net                                  (24,220)                -       (8,164,475)
  Proceeds from sales and maturities of investments              25,155                 -        5,888,203
  Purchase of intangible assets                                       -                 -          (75,000)
  Capital lease set up fee                                            -                 -          (11,884)
  Deposits long-term, net                                             -          (561,868)        (809,537)
  Proceeds of acquisition/merger                                      -                 -            5,394
                                                       ----------------- ----------------- ----------------

  Net cash used in investing activities                        (230,952)       (1,317,216)      (8,124,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from shareholders                                           -                 -        2,000,000
  Repayment to shareholders                                           -                 -       (2,000,000)
  Proceeds from notes payable and short-term borrowings               -                 -        2,500,000
  Principal payments for notes payable                       (1,500,000)                -       (2,000,000)
  Exercise of warrants                                                -         4,864,460        6,096,498
  Issuance of common stock, net of issuance costs             6,783,566                 -       28,971,588
  Principal payments for capital lease obligations              (42,777)          (72,861)        (690,299)
                                                       ----------------- ----------------- ----------------

  Net cash provided by financing activities                   5,240,789         4,791,599       34,877,787
                                                       ----------------- ----------------- ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,826,031         1,967,115        7,997,853

CASH AND CASH EQUIVALENTS, beginning of period                6,171,822         7,069,423                -
                                                       ----------------- ----------------- ----------------

CASH AND CASH EQUIVALENTS, end of period                    $ 7,997,853       $ 9,036,538      $ 7,997,853
                                                       ================= ================= ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchases of equipment under capital leases                     $     -           $     -        $ 841,786

Conversion of debt to equity                                    $     -           $     -        $ 500,000


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

The accompanying unaudited consolidated financial statements and notes thereto have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The balance sheet at December 31, 2000 has been derived from the audited financial statements of that date but does not include all of the information required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.       RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.       FOREIGN OPERATIONS

Foreign operations began in 2000, however the impact financially of expanding internationally is immaterial at December 31, 2000. Canada is the only foreign country in which the Company is currently operating.

5.       INVESTMENTS

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

6.       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       LINE OF CREDIT

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001. The line of credit is secured by certain investments of the Company. The Company had borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements of the Company's corporate headquarters. In January 2001, the Company paid down the entire outstanding balance, however the line of credit remains available.

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

                               BILLSERV.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

We publicly disclosed the foregoing matters on November 22, 1999, in the Company's amended Form 10, which was filed with the SEC. Since the date of this filing, the Company has received no notice of any claim by any person, including the SEC. The Company has now concluded that the likelihood of any liability associated with the foregoing matters is remote.

9.       RELATED PARTY TRANSACTIONS

During December 2000, the Company pledged $1.0 million held in a money market account to collateralize margin loans of three officers of the Company. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these officers. Additionally, the Company guaranteed the total balance of these margin loans, which were approximately $1.5 million at March 31, 2001. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

During April 2001, the Company pledged $430,000 held in Certificates of Deposit to collateralize a margin loan for one officer of the Company. The margin loan is from an institutional lender and is secured by shares of the Company's common stock held by this officer. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

10.      PRIVATE PLACEMENT OFFERING

In March 2001, the Company issued 2,885,462 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. In conjunction with the 2001 Offering, the Company filed a registration statement with the SEC, which became effective on May 8, 2001.

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

Since inception, we have incurred operating losses each quarter, and as of March 31, 2001, we have an accumulated deficit of $29 million. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) continue to add to our significant customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment ("EBPP"), (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to continue to invest in product research and development, technology and infrastructure, as well as marketing and promotion. Because our services will require a significant amount of investment in infrastructure and a substantial level of fixed and variable operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue include:

o eCare - Our Internet Interaction Center (IIC) which provides Internet-enabled customer care support.
o eConsulting - Value-added professional services for EBPP customers needing dedicated resources.
o ASP Gateway Services - Offers billers who are already participating in EBPP a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to its existing distribution points.
o        IDM - Internet-enabled Direct Marketing.
o bills.com - EBPP Internet portal for complete bill payment of all bills.

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

RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 AND
2000

Our operations for the three months ended March 31, 2001 resulted in a net loss of $3,234,305, or $0.21 per share, as compared to $2,071,213, or $0.16 per share, for the three months ended March 31, 2000. We earned revenues totaling $470,667 and $6,426 for the three-month period ended March 31, 2001 and 2000, respectively.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related cost of sales will be expensed as incurred. The cumulative effect of this accounting change totals $52,273. This amount has been recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At March 31, 2001, deferred revenue was $756,993. We anticipate that transaction fees and other services will become our major source of revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our overall operating results. However, the volume of transactions and amount of revenue we will earn in future periods are dependent upon the rate at which consumers utilize EBPP.

Although revenue from transaction fees has dramatically increased during the last year, total transaction fee revenue remains relatively low. We have 73 billers under contract who are in various stages of development. As of March 31, 2001, 36 billers are in production or pilot stages and have begun consumer education and marketing programs. As such, the low adoption rates are consistent with our expectations at this point. Transaction fees can become a significant revenue source only when consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our customers to promote EBPP to their consumers.

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

Cost of sales was $1,193,574 and $470,691 for the three-month period ended March 31, 2001 and 2000, respectively. Cost of sales includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as project management staff devoted to our customers at the inception of a project. As of March 31, 2001, approximately 67 employees were involved in these functions. Cost of sales also includes fees paid for presentation of consumer bills on web sites powered by aggregators. Fees are also paid to third parties who perform the payment portion of the EBPP transaction.

Research and development expenses increased 72% for the three months ended March 31, 2001 compared to the first quarter of 2000. The increase reflects the general growth of the Company over the same period. These costs include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of applications from third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and, in future periods, solutions for direct marketing opportunities. We will continue to invest in research and development in the foreseeable future, as it is an essential part of the execution of our business strategy. We believe that it will be important to rapidly develop, test and offer new products and services.

Selling and marketing expenses totaled $823,357 for the quarter ended March 31, 2001, as compared to $775,364 for the first quarter of 2000. The increase in these costs is a result of the development and expansion initiatives of our sales and marketing departments that were being created and developed during 2000, as well as advertising media costs associated with bills.com, Inc. As of March 31, 2001, we employed 25 sales and marketing personnel as compared to 16 such personnel at March 31, 2000. We will continue to expand our sales and marketing efforts, increasing the size of our sales force and broadening our reach with marketing activities. As each biller is signed, billserv assigns a marketing representative to work with that biller in developing their plan to educate their consumers on EBPP. The majority of our billers currently in production plan to market and advertise EBPP to their consumers. Our selling strategy is a targeted approach with an emphasis on saturating key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in metropolitan areas with high Technically Advanced Family ("TAF") populations and high Internet usage. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. We expect promotional expenses to increase at a managed rate in support of our strategy.

General and administrative expenses increased to $1,182,336 for the quarter ended March 31,

2001, as compared to $570,205 for the first quarter of 2000. The increase in expenses is principally due to the increased compensation costs associated with additional general and administrative personnel hired to manage our growth, as well as increased travel, insurance and professional fee expenses. The increase is also attributable to a growth in facilities costs resulting from expanded demands. We expect general and administrative expenses to increase as a result of the growth of our business. This increase will be driven by the increase in the number of customers or by our expectation of increased revenue from the escalation of adoption rates.

Depreciation and amortization increased to $374,263 for the quarter ended March 31, 2001, as compared to $150,671 for the first quarter of 2000. The increase is due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We have purchased over $231,000 of property and equipment during the three-month period ended March 31, 2001 and anticipate making capital expenditures of approximately $1.0 million in the next twelve months.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with Generally Accepted Accounting Principles, we calculated the fair value of these warrant issuances using the Black Scholes Model and recorded the expense and related credit to paid-in capital. During the year ended December 31, 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. We anticipate that we will recognize warrant costs in future periods based on warrants that are issuable in consideration for the referral of billers to us by CheckFree; however, those expense amounts are unknown as they are dependent upon various milestones to be achieved by CheckFree and several other variables.

Net other income increased to $83,532 for the quarter ended March 31, 2001, from $66,477 for the first quarter of 2000. This increase primarily relates to interest earned from the equity investment by CheckFree in June 2000, interest earned on the proceeds of common stock sold under the 2001 private placement offering in March 2001, and the reduction of interest expense resulting from the January 2001 pay down of the outstanding line of credit. The increase in interest income is partially offset by the increased interest expense incurred on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's principal source of liquidity consisted of $8.0 million of cash and cash equivalents and $1.0 million in short-term investments, compared to $6.2 million of cash and cash equivalents at December 31, 2000. Additionally, the Company had $1.0 million of long-term investments at March 31, 2001. At March 31, 2001, the Company had net working capital of $8.8 million.

Net cash used in investing activities was $231,000 and $1.3 million for the three months ended March 31, 2001 and 2000, respectively, and primarily consisted of purchases of equipment and a deposit on our corporate office lease. Cash available for investment purposes increased substantially in the three months ended March 31, 2001, primarily as a result of the proceeds from the equity investment.

Net cash provided by financing activities of $5.2 million for the three months ended March 31, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the 2001 private placement offering. The amount of net cash provided by financing activities was decreased by the $1.5 million January 2001 pay down of the outstanding line of credit.

We anticipate making capital expenditures of approximately $1.0 million in the next twelve months. Further, we are experiencing an increase in rent expense as we have moved to our new corporate headquarters. Total rent expense in 2000 was $681,867, and in 2001, the aggregate rent expense is anticipated to be approximately $1.2 million.

We believe that our current cash and cash equivalents and investment balances along with anticipated revenues will be sufficient to meet our anticipated cash needs beyond the fiscal year ending December 31, 2001; however, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures. We expect to experience operating losses and negative cash flow for the foreseeable future, and as a result, we will be forced to rely on equity financing, the establishment of new borrowings and equipment leasing arrangements to meet future capital requirements, the amount of which is subject to substantial uncertainty.

Our capital requirements depend on several factors, including:

o the rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution
o the ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services
o        the ability to expand our customer base and increase revenues
o        the level of expenditures for marketing and sales
o        the level of purchases of equipment and software
o possible acquisitions of or investments in complementary businesses, products, services and technologies
o the need to respond to unforeseen industry developments and other factors

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" in the Annual Report on Form 10-K for the year ended December 31, 2000 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None in the first quarter of fiscal 2001.

         (b)      Not applicable.

         (c)      None in the first quarter of fiscal 2001.

         (d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None in the first quarter of fiscal 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None in the first quarter of fiscal 2001.

ITEM 5. OTHER INFORMATION

         None in the first quarter of fiscal 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: None in the first quarter of fiscal 2001.

         (b)      Reports on Form 8-K:  None in the first quarter of fiscal
                  2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    billserv.com, Inc.

         Date:  May 15, 2001       /s/ Louis Hoch
                                   --------------------------------------------
                                   by:  LOUIS HOCH
                                   President and Chief Operating Officer

         Date:  May 15, 2001       /s/ Terri A. Hunter
                                   --------------------------------------------
                                   by:  TERRI A. HUNTER
                                   Executive Vice President and Chief
                                   Financial Officer (Principal Financial and
                                   Accounting Officer)