Form 10-Q
period 2001-06-30
BILLSERV COM INC
filed 2001-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-30152

Billserv, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

211 North Loop 1604 East, Suite 100
San Antonio, TX  78232
(Address of principal executive offices)

(210) 402-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

At August 1, 2001, 18,538,526 shares of the registrant’s common stock, $.001 par value, were outstanding.

BILLSERV, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	December 31, 2000

Assets:
Current assets:
Cash and cash equivalents	$6,432,582	$6,171,822
Investments	1,012,830	1,013,900
Accounts receivable, net	742,892	782,537
Prepaid expenses and other	388,001	596,546
Related party accounts receivable	121,315	283,738

Total current assets	8,697,620	8,848,543

Property and equipment, net of accumulated depreciation and amortization of $1,923,084 and $1,178,813 at June 30, 2001 and December 31, 2000, respectively	4,193,901	4,518,347
Intangible assets, net	45,000	52,500
Long-term investments	-	1,000,920
Other assets	809,731	870,232

Total assets	$13,746,252	$15,290,542

Liabilities & shareholders’ equity:
Current liabilities:
Accounts payable	$219,032	$726,804
Accrued expenses and other current liabilities	634,351	896,772
Current portion of obligations under capital leases	191,287	181,128
Current portion of deferred revenue	304,321	252,833
Other current liabilities	-	1,500,000

Total current liabilities	1,348,991	3,557,537

Obligations under capital leases, less current portion	51,089	148,428
Deferred revenue, less current portion	364,953	573,167

Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; 18,490,631 issued and outstanding at June 30, 2001, 15,527,870 issued and outstanding at December 31, 2000	18,490	15,528
Additional paid-in capital	43,539,054	36,758,450
Accumulated other comprehensive income	10,630	13,109
Deficit accumulated during the development stage	(31,586,955)	(25,775,677)

Total shareholders’ equity	11,981,219	11,011,410

Total liabilities and shareholders’ equity	$13,746,252	$15,290,542

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended		July 30, 1998 (Inception) to June 30, 2001

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues	$690,062	$45,208	$1,199,471	$51,634	$1,904,932

Cost of revenues	1,226,250	792,911	2,458,566	1,263,602	6,276,754

Gross margin	(536,188)	(747,703)	(1,259,095)	(1,211,968)	(4,371,822)

Operating expenses:
Selling and marketing	551,036	853,691	1,374,393	1,629,055	7,800,129
General and administrative	1,089,326	836,480	2,271,662	1,406,685	8,137,716
Research and development	190,532	153,314	405,506	278,226	2,079,789
Depreciation and amortization	377,994	191,456	752,257	342,127	1,964,719
Non-cash expense related to the issuance of warrants	-	7,488,000	-	7,488,000	7,979,428

Total operating expenses	2,208,888	9,522,941	4,803,818	11,144,093	27,961,781

Operating loss	(2,745,076)	(10,270,644)	(6,062,913)	(12,356,061)	(32,333,603)

Other income (expense), net:
Interest income	142,094	99,930	239,603	185,685	999,697
Interest expense	(10,061)	(13,969)	(24,909)	(34,447)	(233,081)
Other income (expense)	36,070	-	36,941	1,200	36,941

Total other income, net	168,103	85,961	251,635	152,438	803,557

Loss before income taxes and cumulative effect of accounting change	(2,576,973)	(10,184,683)	(5,811,278)	(12,203,623)	(31,530,046)
Income taxes	-	-	-	-	-

Net loss before cumulative effect of accounting change	(2,576,973)	(10,184,683)	(5,811,278)	(12,203,623)	(31,530,046)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	(52,273)	(52,273)

Net loss	$(2,576,973)	$(10,184,683)	$(5,811,278)	$(12,255,896)	$(31,582,319)

Net loss before cumulative effect of accounting change - basic and diluted	$(0.14)	$(0.68)	$(0.34)	$(0.87)	$(2.40)
Cumulative effect of accounting change - basic and diluted	-	-	-	-	-
Net loss per common share - basic and diluted	$(0.14)	$(0.68)	$(0.34)	$(0.87)	$(2.40)

Weighted average common shares outstanding - basic and diluted	18,490,631	14,874,517	17,101,558	14,052,329	13,151,894

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Unrealized Gain/(Loss) on Investments	Total Shareholders’ Equity

	Common Stock

	Shares	Amount

Balance at July 30, 1998 (date of inception)	1,000	$-	$-	$-	$-	$-
Acquisition of shares and reverse merger, December 9, 1998	10,029,000	10,030	-	(4,636)	-	5,394
Net loss from inception (July 30, 1998) to December 31, 1998	-	-	-	(289,770)	-	(289,770)

Balance at December 31, 1998	10,030,000	10,030	-	(294,406)	-	(284,376)
Shares issued under Reg. S, June 11, 1999	946,428	946	5,299,054	-	-	5,300,000
Issuance of common stock warrants, May 18, 1999	-	-	356,583	-	-	356,583
Issuance of common stock warrants, August 6, 1999	-	-	134,845	-	-	134,845
Issuance of common stock, October 15, 1999	1,230,791	1,231	3,665,608	-	-	3,666,839
Issuance of common stock, October 22, 1999	20,000	20	59,565	-	-	59,585
Issuance of common stock, October 22, 1999, in exchange for debt	153,846	154	490,057	-	-	490,211
Issuance of common stock, December 16, 1999	270,000	270	1,361,019	-	-	1,361,289
Issuance of common stock, December 17, 1999	285,000	285	1,436,629	-	-	1,436,914
Issuance of common stock, December 21, 1999	127,000	127	640,184	-	-	640,311
Issuance of common stock, December 22, 1999	50,000	50	252,040	-	-	252,090
Net loss for the year ended December 31, 1999	-	-	-	(5,472,948)	-	(5,472,948)

Balance at December 31, 1999	13,113,065	$13,113	$13,695,584	$(5,767,354)	$-	$7,941,343

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY, CONTINUED
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During the	Unrealized Gain/(Loss)	Total
			Paid-In	Development	on	Shareholders’
	Shares	Amount	Capital	Stage	Investments	Equity

Balance at December 31, 1999	13,113,065	$13,113	$13,695,584	$(5,767,354)	$-	$7,941,343
Equity issuance costs	-	-	(8,465)	-	-	(8,465)
Exercise of warrants, January 20, 2000	15,400	15	57,735	-	-	57,750
Exercise of warrants, February 16, 2000	126,969	127	476,007	-	-	476,134
Exercise of warrants, February 24, 2000	52,426	53	232,984	-	-	233,037
Exercise of warrants, March 7, 2000	22,515	23	73,147	-	-	73,170
Exercise of warrants, March 9, 2000	11,032	11	75,648	-	-	75,659
Exercise of warrants, March 10, 2000	145,054	145	895,911	-	-	896,056
Exercise of warrants, March 20, 2000	2,318	2	15,607	-	-	15,609
Exercise of warrants, March 28, 2000	138,385	138	518,806	-	-	518,944
Stock option exercise, March 28, 2000	900	1	2,530	-	-	2,531
Exercise of warrants, March 30, 2000	673,076	673	2,523,362	-	-	2,524,035
Exercise of warrants, April 4, 2000	153,846	154	576,769	-	-	576,923
Exercise of warrants, April 4, 2000	26,923	27	100,934	-	-	100,961
Exercise of warrants, April 5, 2000	92,346	92	346,206	-	-	346,298
Exercise of warrants, April 25, 2000	53,846	54	201,868	-	-	201,922
Issuance of common stock, net of issuance costs, June 2, 2000	879,121	879	9,564,621	-	-	9,565,500
Issuance of common stock warrants, June 2, 2000	-	-	7,488,000	-	-	7,488,000
Stock option exercise, June 6, 2000	500	1	1,405	-	-	1,406
Issuance of common stock, July 2, 2000	17,848	18	117,075	-	-	117,093
Equity issuance costs	-	-	(56,876)	-	-	(56,876)
Stock option exercise, August 11, 2000	300	-	844	-	-	844
Stock option exercise, September 10, 2000	2,000	2	8,748	-	-	8,750
Equity issuance costs	-	-	(150,000)	-	-	(150,000)
Unrealized gain (loss) on investments	-	-	-	-	13,109	13,109
Net loss for the year ended December 31, 2000	-	-	-	(20,008,323)	-	(20,008,323)

Balance at December 31, 2000	15,527,870	$15,528	$36,758,450	$(25,775,677)	$13,109	$11,011,410
Issuance of common stock, January 2, 2001	69,299	69	150,866	-	-	150,935
Stock option exercise, January 31, 2001	8,000	8	34,992	-	-	35,000
Issuance of common stock, net of issuance costs, March 28, 2001	2,885,462	2,885	6,644,746	-	-	6,647,631
Unrealized gain (loss) on investments	-	-	-	-	(2,479)	(2,479)
Equity issuance costs	-	-	(50,000)	-	-	(50,000)
Net loss for the six months ended June 30, 2001	-	-	-	(5,811,278)	-	(5,811,278)

Balance at June 30, 2001	18,490,631	$18,490	$43,539,054	$(31,586,955)	$10,630	$11,981,219

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		July 30, 1998
			(Inception) to
	June 30, 2001	June 30, 2000	June 30, 2001

Cash flows from operating activities:
Net loss	$(5,811,278)	$(12,255,896)	$(31,582,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock warrants	-	7,488,000	7,979,428
Depreciation and amortization	752,257	342,127	1,964,679
Gain on sale of investments	(36,070)	-	(36,070)
Cumulative effect of change in accounting principle	-	52,273	52,273
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	39,645	(331,771)	(742,892)
(Increase) decrease in related party receivables	162,423	(29,096)	(121,315)
(Increase) decrease in prepaid expenses and other	208,545	276,834	(167,227)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(770,193)	579,957	1,008,383
Decrease in related party accounts payable	-	-	(150,000)
Increase (decrease) in deferred revenue	(156,726)	270,301	612,001

Net cash used in operating activities	(5,611,397)	(3,607,271)	(21,183,059)

Cash flows from investing activities:
Purchases of property and equipment	(419,575)	(1,533,167)	(5,144,855)
Purchases of investments	-	(7,864,759)	(8,140,255)
Proceeds from sales and maturities of investments	1,035,581	-	6,898,629
Long-term deposits, net	66,236	(1,042,576)	(743,301)
Other investing activities	(6,471)	(83,500)	(87,961)

Net cash provided by (used in) investing activities	675,771	(10,524,002)	(7,217,743)

Cash flows from financing activities:
Advance from shareholders	-	-	2,000,000
Repayment to shareholders	-	-	(2,000,000)
Proceeds from notes payable and short-term borrowings	-	-	2,500,000
Principal payments for notes payable	(1,500,000)	-	(2,000,000)
Exercise of warrants	-	6,096,498	6,096,498
Issuance of common stock, net of issuance costs	6,783,566	9,994,816	28,971,588
Principal payments for capital lease obligations	(87,180)	(431,390)	(734,702)

Net cash provided by financing activities	5,196,386	15,659,924	34,833,384

Net increase in cash and cash equivalents	260,760	1,528,651	6,432,582

Cash and cash equivalents, beginning of period	6,171,822	7,069,423	-

Cash and cash equivalents, end of period	$6,432,582	$8,598,074	$6,432,582

Non-cash investing and financing activities:

Purchases of equipment under capital leases	$-	$278,079	$841,786
Conversion of debt to equity	$-	$-	$500,000

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Billserv, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods.  The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Cumulative Effect of Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  The implementation of SAB 101 requires the Company’s revenue generated from up-front implementation fees to be recognized over the term of the related service contract.  Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project.  The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy for up-front implementation fees.  The cumulative effect of this accounting change totaled $52,273.  This amount was recognized as a non-cash after-tax charge during the first quarter of 2000.  The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual service periods.

Note 3.  Comprehensive Income (Loss)

Total comprehensive loss was $2,604,607 and $5,813,757 for the three and six months ended June 30, 2001, respectively, and $10,189,733 and $12,260,946 for the three and six months ended June 30, 2000, respectively.

Note 4.  Line of Credit

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000.  Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001.  The line of credit was secured by certain investments of the Company.  The Company borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements of the Company’s corporate headquarters and repaid the entire outstanding balance in January 2001. The line of credit expired in July 2001 and was not renewed.

Note 5.  Related Party Transactions

From time to time, the Company has made loans to certain officers of the Company. The highest aggregate amount outstanding of loans due from a certain officer during the six months ended June 30, 2001 was $184,000. The Company had an aggregate of $51,000 in notes receivable bearing interest at 8.0% annually from this officer of the Company at June 30, 2001.

During December 2000 and May 2001, the Company pledged $1.0 million and $530,000, respectively, held in a money market account to collateralize margin loans of three officers of the Company.  The margin loans are from an institutional lender and are secured by shares of the Company’s common stock held by these officers.  Additionally, the Company guaranteed the total balance of these margin loans, which were approximately $1.5 million at June 30, 2001.  The Company has the unrestricted right to use the pledged funds for its operations if necessary.

During April 2001, the Company pledged $430,000 held in Certificates of Deposit to collateralize a margin loan for one officer of the Company.  The margin loan is from an institutional lender and is secured by shares of the Company’s common stock held by this officer.  The Company has the unrestricted right to use the pledged funds for its operations if necessary.

Note 6.  Private Placement Offering

In March 2001, the Company issued 2,885,462 shares of common stock under a private placement offering (the “2001 Offering”).  The shares were issued at an undiscounted price of $2.50 per share.  Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent.  In conjunction with the 2001 Offering, the Company filed a registration statement with the SEC, which became effective on May 8, 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties.  Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements.  This discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  All references to “we,” “us” or “our” in this Form 10-Q mean Billserv, Inc. (“Billserv” or the “Company”).

Overview

Billserv is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects.  The Company’s principal activities since inception have included research and development, raising of capital and organizational activities.  More recently, the Company has increased its activities in the areas of marketing and promotion, as well as obtaining current billers as clients and implementing EBPP capabilities for those billers.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce.  Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth.  To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors.  We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of June 30, 2001, we have an accumulated deficit of $31.6 million.  The Company expects to continue to incur losses during the next several quarters of operations and may incur losses in subsequent quarters as development efforts continue.  We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) continue to add to our significant customer base, (c) drive the consumer adoption rate of Electronic Bill Presentment and Payment (“EBPP”), (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market.  Accordingly, we intend to continue to invest in product research and development, technology and infrastructure, as well as marketing and promotion.  In addition, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced solution for developing customer relationships utilizing the electronic bill as a dynamic communication medium.  By integrating our electronic billing capabilities with online real-time customer care support provided by our Internet Interaction Center (“IIC”) and Internet-enabled direct marketing and communication (“IDMC”), Billserv effectively creates a media network that puts billers in direct, interactive contact with their customers.  We are actively promoting conversion of our current clients to such Customer Communication Networks™ as well as qualified potential new billers. Our selling strategy is a targeted approach with an emphasis on saturating key geographic areas in an attempt to drive EBPP adoption rates.  The approach begins with targeting local and regional billers in selected metropolitan areas with high Internet usage that have the willingness and ability to market EBPP access to their consumers.  Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region.  The Company also has a professional staff of adoption marketing consultants that actively assist billers in creating programs to migrate their consumers to EBPP.  Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with every client’s marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers.  Other sources of revenue include:

•	eConsulting – Value-added professional services for EBPP billers or software vendors needing dedicated resources.
•	ASP Gateway Services – Offers in-house billers who are already participating in EBPP a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to its existing distribution points.
•	bills.com – EBPP Internet portal for complete payment of all bills.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues.  Our current and future expense levels are based largely on our investment plans and estimates of future revenues.  Revenue and operating results will depend on the volume of transactions processed and related services rendered.  The timing of such services and transactions and our ability to fulfill a customer’s demands are difficult to forecast.  Although we systematically budget for planned outlays and maintain tight controls on our expenditures, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations.  Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

Results of Operations

Revenues for the quarter and six months ended June 30, 2001 were $690,062 and $1,199,471, respectively, as compared to $45,208 and $51,634, respectively, for the quarter and six months ended June 30, 2000.  The increases from the prior year periods were primarily attributable to the provision of eConsulting services in 2001 and growth in transaction and related implementation fee revenue.  As of June 30, 2001, we had 84 billers under contract who were in various stages of development, including 60 billers that were in full production or pilot stages.  Although revenue from transaction fees has dramatically increased during the last year, total transaction fee revenue remains relatively low as a percentage of total revenues.  Transaction fees can become a significant revenue source only when consumer adoption rates increase.  While consumer adoption rates cannot be controlled, we are working with our customers to promote EBPP through consumer education and marketing programs. Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project.  In December 1999, the SEC issued SAB 101, which requires recognition of revenue generated from up-front implementation fees over the term of the related service contract.  We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related cost of sales will be expensed as incurred.  The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000.  The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length.  At June 30, 2001, deferred revenue was $669,274.  We anticipate that transaction fees and other services will be our major source of revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our overall operating results. However, the volume of transactions and amount of related revenue we will earn in future periods are dependent upon the rate at which consumers utilize EBPP.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements.  Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers.  Cost of revenues was $1,226,250 and $792,911 for the quarter ended June 30, 2001 and 2000, respectively, and $2,458,566 and $1,263,602 for the six months ended June 30, 2001 and 2000, respectively.  The increases are primarily the result of an increase in personnel costs associated with revenues recorded in these periods.  We expect cost of revenues to decrease as a percentage of revenues based on improved efficiencies as our revenue increases.

Research and development costs include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of applications from third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and, in future periods, solutions for direct marketing opportunities.  These expenses increased 24% and 46% for the three and six months ended June 30, 2001, respectively, from the comparable prior year periods.  We will continue to invest in research and development in the foreseeable future, as it is an essential part of the execution of our business strategy.  We believe that it will be important to rapidly develop, test and offer new products and services.

Selling and marketing expenses decreased to $551,036 for the quarter ended June 30, 2001, from $853,691 for the second quarter of 2000.  For the first six months of 2001, selling and marketing expenses decreased to $1,374,393 from $1,629,055 for the comparable period of 2000.  The decreases from the prior year periods were the result of lower travel expenses and lower advertising media costs related to corporate marketing.  We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.  We expect promotional marketing expenses to increase at a managed rate in support of our business development strategy.

General and administrative expenses increased to $1,089,326 for the quarter ended June 30, 2001, from $836,480 for the second quarter of 2000.  General and administrative expenses for the six months ended June 30, 2001 increased to $2,271,662 from $1,406,685 for the same period of the prior year.  The increase in such expenses is principally due to the costs associated with additional general and administrative personnel hired to manage our growth, as well as increased facilities costs resulting from expanded demands and our move to new corporate headquarters.  Total rent expense in 2000 was $682,000, and in 2001, the aggregate rent expense is anticipated to be approximately $1.2 million.  We expect total general and administrative expenses to decrease in subsequent periods as a result of a restructuring and realignment of our organization to make more efficient use of resources.

Depreciation and amortization increased to $377,994 for the quarter ended June 30, 2001, as compared to $191,456 for the second quarter of 2000.  During the six months ended June 30, 2001 and 2000, depreciation and amortization expenses were $752,257 and $342,127, respectively.  These increases were due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy.  We purchased approximately $420,000 of property and equipment during the six-month period ended June 30, 2001 and anticipate making capital expenditures of approximately $500,000 over the last six months of 2001.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services.  In accordance with generally accepted accounting principles, we expensed the fair value of these warrant issuances, which was calculated using the Black Scholes Model, and recorded the related credit to paid-in capital.  During the year ended December 31, 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement.  We may recognize warrant costs in future periods based on warrants that are issuable in consideration for the referral of billers to us by CheckFree; however, those expense amounts are unknown as they are dependent upon various milestones to be achieved by CheckFree and several other variables.

Net other income increased to $168,103 for the quarter ended June 30, 2001, from $85,961 for the second quarter of 2000.  Net other income increased to $251,635 for the six months ended June 30, 2001, from $152,438 for the same prior year period.  These increases are primarily attributable to investment income earned on the proceeds of the common stock sold under the private placement offering in March 2001, and the reduction of interest expense resulting from the January 2001 repayment of the outstanding line of credit.

Liquidity and Capital Resources

At June 30, 2001, the Company's principal sources of liquidity consisted of $6.4 million of cash and cash equivalents and $1.0 million in short-term investments, compared to $6.2 million of cash and cash equivalents and $2.0 million in marketable securities at December 31, 2000.  At June 30, 2001, the Company had net working capital of $7.3 million compared to $5.3 million at December 31, 2000.

Net cash used in operating activities was $5.6 million and $3.6 million for the six months ended June 30, 2001 and 2000, respectively.  The Company succeeded in lowering its average monthly net cash outflows, or cash burn rate, from over $1.0 million in the first quarter of 2001 to approximately $859,000 for the second quarter of 2001. We have implemented a restructuring plan to address current market conditions and expect to achieve similar reductions in the cash burn rate for both the remaining quarters of 2001.

Net cash provided by investing activities was $676,000 for the six months ended June 30, 2001 and reflected the sale of a marketable security for $1.0 million and purchases of property and equipment.  Capital expenditures amounted to approximately $420,000 in the first six months of 2001 and related primarily to the purchase of computer equipment and software. We anticipate making capital expenditures of approximately $500,000 for the last six months of 2001.  Net cash used in investing activities was $10.5 million for the six months ended June 30, 2000 and was primarily used for purchases of investments and equipment and to make long-term deposits for leases.

Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2001.  The cash provided by financing activities in the first six months of 2001 primarily resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The amount of net cash provided by financing activities was reduced by the $1.5 million repayment of the outstanding line of credit in January 2001. Net cash provided by financing activities of $15.7 million for the six months ended June 30, 2000 resulted from proceeds, net of issuance costs, of $9.6 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants from the October and December 1999 private placements.

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000.  Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001.  The line of credit was secured by certain investments of the Company.  The Company borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements for the Company’s corporate headquarters and repaid the entire outstanding balance in January 2001. The line of credit expired in July 2001 and was not renewed.

We believe that our current cash and cash equivalents and investment balances along with anticipated revenues will be sufficient to meet our anticipated cash needs for the foreseeable future; however, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements.  If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures.  We expect to experience operating losses and negative cash flow for the foreseeable future, and as a result, we will be forced to rely on equity financing, the establishment of new borrowings and equipment leasing arrangements to meet future capital requirements, the amount of which is subject to substantial uncertainty.

Our capital requirements depend on several factors, including:

•	the rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution
•	the ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services
•	the ability to expand our customer base and increase revenues
•	the level of expenditures for marketing and sales
•	the level of purchases of equipment and software
•	possible acquisitions or investments in complementary businesses, products, services and technologies
•	the need to respond to unforeseen industry developments and other factors

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” in the Annual Report on Form 10-K for the year ended December 31, 2000 and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections.  We believe that the assumptions underlying the forward-looking statements included in this Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  All forward-looking statements made in this Form 10-Q are based on information presently available to our management.  We assume no obligation to update any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s current investment portfolio.  Certain of the Company’s marketable securities are designated as “available for sale” and accordingly, are presented at fair value on the balance sheets.  The Company generally invests its excess cash in high-quality short- to intermediate-term fixed income securities.  Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation currently pending.  We are not aware of any disputes that may lead to litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 24, 2001, the following matters were adopted by the margins indicated:

1.	To elect director Michael R. Long to serve until the 2004 Annual Meeting of Stockholders.

	For:	14,884,627
	Against:	654,260
	Abstain:	0

2.	To elect director E. Scott Crist to serve until the 2004 Annual Meeting of Stockholders.

	For:	15,520,843
	Against:	18,044
	Abstain:	0

3.	To approve the amendment to the 1999 Employee Comprehensive Stock Plan to increase the number of shares available under the Plan.

	For:	14,903,394
	Against:	592,262
	Abstain:	43,231

4.	To ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

	For:	15,525,552
	Against:	10,290
	Abstain:	3,045

5.	To change the Company's name from "billserv.com, Inc." to "Billserv, Inc.".

	For:	15,506,756
	Against:	24,270
	Abstain:	7,861

6.	To approve an amendment to the Company's Articles of Incorporation to provide for a class of preferred stock.

	For:	15,039,848
	Against:	465,393
	Abstain:	33,646

The following directors continued their term of office subsequent to the Annual Meeting: Louis A. Hoch, Roger R. Hemminghaus and David S. Jones.

Item 5.  Other Information

In June 2001, the Company announced that its Board of Directors approved the appointment of Terri A. Hunter, Executive Vice President and Chief Financial Officer for the Company, and Peter G. Kirby, Ph.D., to serve as members of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8–K

(a)         Exhibits:

None.

(b)        Reports on Form 8–K:

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

Items 2 and 3 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILLSERV, INC.

Date: August 10, 2001	/s/ TERRI A. HUNTER

Terri A. Hunter
Executive Vice President and
Chief Financial Officer
(Duly authorized and principal financial and accounting officer)