Form 10-Q
period 2001-09-30
BILLSERV COM INC
filed 2001-11-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-30152

Billserv, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

211 North Loop 1604 East, Suite 100
San Antonio, TX 78232
(Address of principal executive offices)

(210) 402-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒       No ☐

At November 1, 2001, 18,538,526 shares of the registrant’s common stock, $.001 par value, were outstanding.

BILLSERV, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2001	December 31, 2000

Assets:
Current assets:
Cash and cash equivalents	$4,295,071	$6,171,822
Investments	1,115,281	1,013,900
Accounts receivable, net	650,746	782,537
Prepaid expenses and other	240,642	596,546
Related party accounts receivable	180,223	283,738
Total current assets	6,481,963	8,848,543

Property and equipment, net of accumulated depreciation and amortization of $2,314,388 and $1,178,813 at September 30, 2001 and December 31, 2000, respectively	4,049,071	4,518,347
Intangible assets, net	41,250	52,500
Long-term investments	-	1,000,920
Other assets	593,631	870,232
Total assets	$11,165,915	$15,290,542

Liabilities & shareholders’ equity:
Current liabilities:
Accounts payable	$209,328	$726,804
Accrued expenses and other current liabilities	474,254	896,772
Current portion of obligations under capital leases	184,638	181,128
Current portion of deferred revenue	351,355	252,833
Other current liabilities	-	1,500,000
Total current liabilities	1,219,575	3,557,537

Obligations under capital leases, less current portion	11,644	148,428
Deferred revenue, less current portion	355,794	573,167

Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; 18,538,526 issued and outstanding at September 30, 2001, 15,527,870 issued and outstanding at December 31, 2000	18,539	15,528
Additional paid-in capital	43,622,460	36,758,450
Accumulated other comprehensive income	3,248	13,109
Deficit accumulated during the development stage	(34,065,345)	(25,775,677)
Total shareholders’ equity	9,578,902	11,011,410
Total liabilities and shareholders’ equity	$11,165,915	$15,290,542

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					July 30, 1998 (Inception) to September 30, 2001

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	$831,893	$117,499	$2,031,364	$169,133	$2,736,825

Cost of revenues	1,306,400	1,071,207	3,764,966	2,334,809	7,583,154

Gross margin	(474,507)	(953,708)	(1,733,602)	(2,165,676)	(4,846,329)

Operating expenses:
Selling and marketing	436,248	1,481,040	1,810,641	3,110,095	8,236,377
General and administrative	1,052,416	1,049,160	3,324,078	2,455,845	9,190,132
Research and development	193,898	234,388	599,404	512,614	2,273,687
Depreciation and amortization	395,054	323,713	1,147,311	665,840	2,359,773
Non-cash expense related to the issuance of warrants	-	-	-	7,488,000	7,979,428
Total operating expenses	2,077,616	3,088,301	6,881,434	14,232,394	30,039,397

Operating loss	(2,552,123)	(4,042,009)	(8,615,036)	(16,398,070)	(34,885,726)

Other income (expense), net:
Interest income	82,594	314,474	322,197	500,159	1,082,291
Interest expense	(8,861)	(41,206)	(33,770)	(75,653)	(241,942)
Other income (expense)	-	(1,471)	36,941	(271)	36,941
Total other income, net	73,733	271,797	325,368	424,235	877,290

Loss before income taxes and cumulative effect of accounting change	(2,478,390)	(3,770,212)	(8,289,668)	(15,973,835)	(34,008,436)
Income taxes	-	-	-	-	-

Net loss before cumulative effect of accounting change	(2,478,390)	(3,770,212)	(8,289,668)	(15,973,835)	(34,008,436)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	(52,273)	(52,273)

Net loss	$(2,478,390)	$(3,770,212)	$(8,289,668)	$(16,026,108)	$(34,060,709)

Net loss before cumulative effect of accounting change - basic and diluted	$(0.13)	$(0.24)	$(0.47)	$(1.10)	$(2.51)
Cumulative effect of accounting change - basic and diluted	-	-	-	-	-

Net loss per common share - basic and diluted	$(0.13)	$(0.24)	$(0.47)	$(1.10)	$(2.51)

Weighted average common shares outstanding - basic and diluted	18,535,923	15,525,973	17,584,934	14,547,148	13,579,271

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY,

(UNAUDITED)

				Deficit Accumulated	Unrealized
			Additional	During the	Gain/(Loss)	Total
	Common Stock		Paid-In	Development	on	Shareholders’
	Shares	Amount	Capital	Stage	Investments	Equity

Balance at July 30, 1998 (date of inception)	1,000	$-	$-	$-	$-	$-
Acquisition of shares and reverse merger, December 9, 1998	10,029,000	10,030	-	(4,636)	-	5,394
Net loss from inception (July 30, 1998) to December 31, 1998	-	-	-	(289,770)	-	(289,770)

Balance at December 31, 1998	10,030,000	10,030	-	(294,406)	-	(284,376)
Shares issued under Reg. S, June 11, 1999	946,428	946	5,299,054	-	-	5,300,000
Issuance of common stock warrants, May 18, 1999	-	-	356,583	-	-	356,583
Issuance of common stock warrants, August 6, 1999	-	-	134,845	-	-	134,845
Issuance of common stock, October 15, 1999	1,230,791	1,231	3,665,608	-	-	3,666,839
Issuance of common stock, October 22, 1999	20,000	20	59,565	-	-	59,585
Issuance of common stock, October 22, 1999, in exchange for debt	153,846	154	490,057	-	-	490,211
Issuance of common stock, December 16, 1999	270,000	270	1,361,019	-	-	1,361,289
Issuance of common stock, December 17, 1999	285,000	285	1,436,629	-	-	1,436,914
Issuance of common stock, December 21, 1999	127,000	127	640,184	-	-	640,311
Issuance of common stock, December 22, 1999	50,000	50	252,040	-	-	252,090
Net loss for the year ended December 31, 1999	-	-	-	(5,472,948)	-	(5,472,948)

Balance at December 31, 1999	13,113,065	$13,113	$13,695,584	$(5,767,354)	$-	$7,941,343

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY,

CONTINUED

(UNAUDITED)

				Deficit
				Accumulated	Unrealized
			Additional	During the	Gain/(Loss)	Total
	Common Stock		Paid-In	Development	on	Shareholders’
	Shares	Amount	Capital	Stage	Investments	Equity

Balance at December 31, 1999	13,113,065	$13,113	$13,695,584	$(5,767,354)	$-	$7,941,343
Equity issuance costs	-	-	(8,465)	-	-	(8,465)
Exercise of warrants, January 20, 2000	15,400	15	57,735	-	-	57,750
Exercise of warrants, February 16, 2000	126,969	127	476,007	-	-	476,134
Exercise of warrants, February 24, 2000	52,426	53	232,984	-	-	233,037
Exercise of warrants, March 7, 2000	22,515	23	73,147	-	-	73,170
Exercise of warrants, March 9, 2000	11,032	11	75,648	-	-	75,659
Exercise of warrants, March 10, 2000	145,054	145	895,911	-	-	896,056
Exercise of warrants, March 20, 2000	2,318	2	15,607	-	-	15,609
Exercise of warrants, March 28, 2000	138,385	138	518,806	-	-	518,944
Stock option exercise, March 28, 2000	900	1	2,530	-	-	2,531
Exercise of warrants, March 30, 2000	673,076	673	2,523,362	-	-	2,524,035
Exercise of warrants, April 4, 2000	153,846	154	576,769	-	-	576,923
Exercise of warrants, April 4, 2000	26,923	27	100,934	-	-	100,961
Exercise of warrants, April 5, 2000	92,346	92	346,206	-	-	346,298
Exercise of warrants, April 25, 2000	53,846	54	201,868	-	-	201,922
Issuance of common stock, net of issuance costs, June 2, 2000	879,121	879	9,564,621	-	-	9,565,500
Issuance of common stock warrants, June 2, 2000	-	-	7,488,000	-	-	7,488,000
Stock option exercise, June 6, 2000	500	1	1,405	-	-	1,406
Issuance of common stock, July 2, 2000	17,848	18	117,075	-	-	117,093
Equity issuance costs	-	-	(56,876)	-	-	(56,876)
Stock option exercise, August 11, 2000	300	-	844	-	-	844
Stock option exercise, September 10, 2000	2,000	2	8,748	-	-	8,750
Equity issuance costs	-	-	(150,000)	-	-	(150,000)
Unrealized gain (loss) on investments	-	-	-	-	13,109	13,109
Net loss for the year ended December 31, 2000	-	-	-	(20,008,323)	-	(20,008,323)

Balance at December 31, 2000	15,527,870	$15,528	$36,758,450	$(25,775,677)	$13,109	$11,011,410
Issuance of common stock, January 2, 2001	69,299	69	150,866	-	-	150,935
Stock option exercise, January 31, 2001	8,000	8	34,992	-	-	35,000
Issuance of common stock, net of issuance costs, March 28, 2001	2,885,462	2,885	6,644,746	-	-	6,647,631
Unrealized gain (loss) on investments	-	-	-	-	(9,861)	(9,861)
Equity issuance costs	-	-	(50,000)	-	-	(50,000)
Issuance of common stock, July 6, 2001	47,895	49	83,406	-	-	83,455
Net loss for the nine months ended September 30, 2001	-	-	-	(8,289,668)	-	(8,289,668)

Balance at September 30, 2001	18,538,526	$18,539	$43,622,460	$(34,065,345)	$3,248	$9,578,902

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			July 30, 1998
			(Inception) to
	Nine Months Ended		September 30,
	September 30, 2001	September 30, 2000	2001

Cash flows from operating activities:
Net loss	$(8,289,668)	$(16,026,108)	$(34,060,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock warrants	-	7,488,000	7,979,428
Depreciation and amortization	1,147,311	665,840	2,359,733
Gain on sale of investments	(36,070)	-	(36,070)
Cumulative effect of change in accounting principle	-	52,273	52,273
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	131,791	(554,883)	(650,746)
(Increase) decrease in related party receivables	103,515	(126,899)	(180,223)
(Increase) decrease in prepaid expenses and other	355,904	(727,003)	(19,868)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(939,994)	136,392	838,582
Decrease in related party accounts payable	-	-	(150,000)
Increase (decrease) in deferred revenue	(118,851)	596,131	649,876

Net cash used in operating activities	(7,646,062)	(8,496,257)	(23,217,724)

Cash flows from investing activities:
Purchases of property and equipment	(666,049)	(2,470,023)	(5,391,329)
Purchases of investments	-	(7,864,759)	(8,140,255)
Proceeds from sales and maturities of investments	1,028,680	4,867,821	6,891,728
Long-term deposits, net	170,918	(680,996)	(638,619)
Other investing activities	2,015	(83,500)	(79,475)

Net cash provided by (used in) investing activities	535,564	(6,231,457)	(7,357,950)

Cash flows from financing activities:
Advance from shareholders	-	-	2,000,000
Repayment to shareholders	-	-	(2,000,000)
Proceeds from notes payable and short-term borrowings	-	1,500,000	2,500,000
Principal payments for notes payable	(1,500,000)	-	(2,000,000)
Exercise of warrants	-	6,096,498	6,096,498
Issuance of common stock, net of issuance costs	6,867,021	9,630,783	29,055,043
Principal payments for capital lease obligations	(133,274)	(471,018)	(780,796)

Net cash provided by financing activities	5,233,747	16,756,263	34,870,745

Net increase (decrease) in cash and cash equivalents	(1,876,751)	2,028,549	4,295,071

Cash and cash equivalents, beginning of period	6,171,822	7,069,423	-

Cash and cash equivalents, end of period	$4,295,071	$9,097,972	$4,295,071

Non-cash investing and financing activities:

Purchases of equipment under capital leases	$-	$278,080	$841,786
Conversion of debt to equity	$-	$-	$500,000

See notes to interim condensed consolidated financial statements.

BILLSERV, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Billserv, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Cumulative Effect of Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 requires the Company’s revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy for up-front implementation fees. The cumulative effect of this accounting change totaled $52,273. This amount was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual service periods.

Note 3.  Comprehensive Loss

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net loss	$(2,478,390)	$(3,770,212)	$(8,289,668)	$(16,026,108)

Unrealized gain (loss) on investments	(7,382)	17,692	(9,861)	12,642

Total comprehensive loss	$(2,485,772)	$(3,752,520)	$(8,299,529)	$(16,013,466)

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

Note 5.  Related Party Transactions

From time to time, the Company has made loans to certain officers of the Company. The highest aggregate amount outstanding of loans due from a certain officer during the nine months ended September 30, 2001 was $184,000. The Company had an aggregate of $48,000 in notes receivable bearing interest at 8.0% annually from this officer of the Company at September 30, 2001.

During December 2000 and May 2001, the Company pledged $1.0 million and $530,000, respectively, held in a money market account to collateralize margin loans of three officers of the Company. The margin loans are from an institutional lender and are secured by shares of the Company’s common stock held by these officers. Additionally, the Company guaranteed the total balance of these margin loans, which were approximately $1.5 million at September 30, 2001. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

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

Note 7.  New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets will no longer be amortized, but will be subject to at least an annual assessment of impairment. The Company will adopt these statements on a prospective basis on January 1, 2002, although certain provisions of these statements may also apply to business combinations completed after June 30, 2001. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company.

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

Overview

Billserv is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. The Company’s principal activities since inception have included research and development, raising of capital and organizational activities. More recently, the Company has increased its activities in the areas of marketing and promotion, as well as obtaining billers as clients and implementing Electronic Bill Presentment and Payment (“EBPP”) capabilities for those billers. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of September 30, 2001, we have an accumulated deficit of $34.1 million. The Company expects to continue to incur losses during the next several quarters of operations and may incur losses in subsequent quarters as development efforts continue. We believe that our success will depend in large part on our ability to (a) secure additional financing to meet capital and operating requirements, (b) continue to add to our significant client base, (c) drive the consumer adoption rate of EBPP, (d) meet changing customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to continue to invest in product research and development, technology and infrastructure, as well as marketing and promotion. In addition, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced solution for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with online real-time customer care support provided by our Internet Interaction Center (“IIC”) and Internet-enabled direct marketing and communication (“IDMC”), Billserv effectively creates a media network that puts billers in direct, interactive contact with their customers. We are actively promoting our Customer Communication Networks™ to qualified prospective billers as well as converting existing clients to this enhanced service. Our selling strategy is a targeted approach with an emphasis on complementary marketing initiatives within key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in selected metropolitan areas with high Internet usage that have the willingness and ability to market EBPP access to their consumers. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. New accounts are obtained through both direct sales and by working with our valued reseller and referral partners in order to maximize our leverage in the marketplace. The Company also provides professional marketing consultations as a key element of its Account Management group to actively assist billers in creating programs to migrate their consumers to EBPP. Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with a client’s marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue include:

•     eConsulting – Value-added professional services for EBPP billers or software vendors needing dedicated resources.

•      ASP Gateway Services – Offers billers who are already participating in EBPP using in-house software solutions a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to its existing distribution points.

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

Results of Operations

Revenues for the quarter and nine months ended September 30, 2001 were $831,893 and $2,031,364, respectively, as compared to $117,499 and $169,133, respectively, for the quarter and nine months ended September 30, 2000. The increases from the prior year periods were primarily attributable to the addition of eConsulting services in 2001 and growth in transaction and related implementation fee revenue due to an increase in the number of implemented billers and volume of transactions. As of September 30, 2001, we had 86 billers under contract who were in various stages of development, including 67 billers that were in full production or pilot stages. Although revenue from transaction fees continues to increase quarter over quarter, total transaction fee revenue still makes up less than a majority of total revenues. Transaction fees can become a significant revenue source only when consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs.

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At September 30, 2001, deferred revenue was $707,149. We anticipate that transaction fees and other services will make up a larger percentage of total revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our current operating results. However, the volume of transactions and amount of related revenue we will generate in future periods are dependent upon the rate at which consumers utilize EBPP.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,306,400 and $1,071,207 for the quarter ended September 30, 2001 and 2000, respectively, and $3,764,966 and $2,334,809 for the nine months ended September 30, 2001 and 2000, respectively. The increases are primarily the result of an increase in personnel costs associated with revenues recorded in these periods. We expect cost of revenues to decrease as a percentage of revenues based on improved efficiencies as our revenue increases.

Selling and marketing expenses decreased to $436,248 for the quarter ended September 30, 2001, from $1,481,040 for the third quarter of 2000. For the first nine months of 2001, selling and marketing expenses decreased to $1,810,641 from $3,110,095 for the comparable period of 2000. The decreases from the prior year periods were primarily the result of lower advertising media costs related to promotion of the bills.com web site as well as lower travel expenses and reductions in corporate marketing. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances. We expect selling and marketing expenses to decrease as a percentage of total revenue in future periods as revenue from existing customers increases.

General and administrative expenses remained relatively flat at $1,052,416 for the quarter ended September 30, 2001, compared to $1,049,160 for the third quarter of 2000. General and administrative expenses for the nine months ended September 30, 2001 increased to $3,324,078 from $2,455,845 for the same period of the prior year. The increase in such expenses from the prior year period is principally due to the costs associated with additional general and administrative personnel hired to manage our growth, as well as increased facilities costs resulting from our move to new corporate headquarters. Total rent expense in 2000 was $682,000, and in 2001, the aggregate rent expense is anticipated to be approximately $1.2 million. We expect total general and administrative expenses to decrease in absolute dollars in subsequent periods as a result of a continuing restructuring and realignment of our organization to make more efficient use of resources.

Research and development expenses include the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and solutions for direct marketing opportunities. These expenses decreased 17% in the third quarter of 2001 from the prior year quarter, but were flat compared to the second quarter of 2001. Such expenses increased 17% for the nine months ended September 30, 2001 from the comparable prior year period. We will continue to invest in research and development in the foreseeable future, as it is an essential part of the execution of our business strategy. We believe that it will be important to rapidly develop, test and offer new products and services to maintain a competitive advantage.

Depreciation and amortization increased to $395,054 for the quarter ended September 30, 2001, as compared to $323,713 for the third quarter of 2000. During the nine months ended September 30, 2001 and 2000, depreciation and amortization expenses were $1,147,311 and $665,840, respectively. These increases were due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We purchased approximately $666,000 of property and equipment during the nine-month period ended September 30, 2001 and anticipate making capital expenditures of approximately $150,000 over the last three months of 2001.

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

Net other income decreased to $73,733 for the quarter ended September 30, 2001, from $271,797 for the third quarter of 2000. Net other income decreased to $325,368 for the nine months ended September 30, 2001, from $424,235 for the same prior year period. These decreases are primarily attributable to higher interest income earned in the prior year periods as a result of investing the proceeds of the common stock sold to CheckFree in June 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company's principal sources of liquidity consisted of $4.3 million of cash and cash equivalents and $1.1 million in short-term investments, compared to $6.2 million of cash and cash equivalents and $2.0 million in marketable securities at December 31, 2000. The Company had net working capital of $5.3 million at both September 30, 2001 and December 31, 2000.

Net cash used in operating activities was $7.6 million and $8.5 million for the nine months ended September 30, 2001 and 2000, respectively. The Company succeeded in lowering its average monthly net cash outflows, or cash burn rate, from over $1.0 million in the first quarter of 2001 to approximately $681,000 for the third quarter of 2001. We have implemented an on-going restructuring plan to address current market conditions and expect to achieve at least a 30% reduction in the cash burn rate for the remaining fourth quarter of 2001.

Net cash provided by investing activities was $536,000 for the nine months ended September 30, 2001 and reflected the sale of a marketable security for $1.0 million and purchases of property and equipment. Capital expenditures amounted to approximately $666,000 in the first nine months of 2001 and related primarily to the purchase of computer equipment and software. We anticipate making capital expenditures of approximately $150,000 for the last three months of 2001. Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2000 and was primarily used for purchases of investments and equipment and to make long-term deposits for leases.

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2001. The cash provided by financing activities in the first nine months of 2001 primarily resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The amount of net cash provided by financing activities was reduced by the $1.5 million repayment of the outstanding line of credit in January 2001. Net cash provided by financing activities of $16.8 million for the nine months ended September 30, 2000 resulted from proceeds, net of issuance costs, of $9.6 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants from the October and December 1999 private placements. In addition, the Company drew $1,500,000 on its line of credit.

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

•      the level of expenditures for marketing and sales

•      the level of purchases of equipment and software

•      possible acquisitions or investments in complementary businesses, products, services and technologies

•      the need to respond to unforeseen industry developments and other factors

If our capital requirements vary from those currently planned, we may require additional financing sooner than anticipated. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or secure borrowings. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, we may not be able to continue to exist, expand our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

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

Part II – OTHER INFORMATION

Item 5.    Other Information

On October 31, 2001, the Company announced that its Board of Directors approved the appointment of Richard Bergman to serve as a member of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8–K

(a)           Exhibits:

None.

(b)           Reports on Form 8–K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

Items 1, 2, 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILLSERV, INC.

Date: November 12, 2001	/s/ TERRI A. HUNTER
Terri A. Hunter
Executive Vice President and
Chief Financial Officer
(Duly authorized and principal financial and accounting officer)