Form 10-K
period 2001-12-31
BILLSERV INC
filed 2002-04-01
CIK 1088034

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

            211 NORTH LOOP 1604, SUITE 100, SAN ANTONIO, TEXAS 78232 (Address of principal executive offices, including Zip Code)

                                 (210) 402-5000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2002, was $21,404,371. As of March 20, 2002, 20,581,126 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 23, 2002, are incorporated by reference in Part III of this Report.


                                                 BILLSERV, INC.

                                                   FORM 10-K
                                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                      INDEX

                                                                                                         Page
                                                                                                         ----
                                                      PART I
Item 1.     Business _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _3
Item 2.     Properties  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _10
Item 3.     Legal Proceedings _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _10
Item 4.     Submission of Matters to a Vote of Security Holders _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _10

                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters _ _ _ _ _ _ _ _ _ _ _ _ _11
Item 6.     Selected Financial Data _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations _ _ _ _ _12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _21
Item 8.     Financial Statements and Supplementary Data _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _22
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  _ _ _ _ _40

                                                      PART III

Item 10.    Directors and Executive Officers of the Registrant_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _41
Item 11.    Executive Compensation  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _41
Item 12.    Security Ownership of Certain Beneficial Owners and Management_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _41
Item 13.    Certain Relationships and Related Transactions  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _41

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _42
Signatures_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _43



                     FACTORS THAT MAY AFFECT FUTURE RESULTS


This Annual Report on Form 10-K and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

All references to "we," "us," "our," "Billserv" or the "Company" in this Annual Report on Form 10-K mean Billserv, Inc. and its consolidated subsidiaries.

GENERAL

Billserv provides Electronic Bill Presentment and Payment ("EBPP") and related services to companies that generate recurring paper-based bills. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. Billserv provides a cost-effective, turnkey outsourced solution that enables our clients to offer EBPP services to their customers and to utilize that channel to enhance their business, Internet and customer relationship management strategies. The EBPP medium allows billers to establish an interactive, online relationship with their customers, creating avenues for additional revenue streams, increasing branding opportunities, enhancing customer service and reducing the costs associated with customer care and the billing function. Through the implementation of our complete solution, we provide our customers a single point of contact for developing, implementing and managing their entire EBPP channel.

Our solution involves the use of certain proprietary components, which we have integrated with third party, "best-of-breed" hardware and software platforms to offer our customers a scalable, branded and secure EBPP solution. We have designed our system so that it is reliable, flexible, and expandable to meet growth demands without significant cost or changes. Our modular solution allows us to work with our customers to build a customized EBPP solution tailored to their specific needs.

We currently market our services through a direct sales force and through organizations that resell our services to their clients and prospects. As of December 31, 2001, we have signed 101 billers who generate approximately 1.3 billion paper-based bills annually (or approximately 7% of the total annual bills produced in the United States). Of these billers, 84 are in a full production environment and 17 are in various stages of implementation. Billserv's customers include notable companies such as AFSA Data Corporation, AT&T Corporation, Chevron, Time Warner Cable, Waste Management and Sallie Mae Corporation. The Company was founded in July 1998 and is incorporated in the State of Nevada. Billserv operates primarily in the United States as a single operating segment, although it also operates in Australia and Canada on a limited basis. Foreign operations began in 2000; however, the impact financially of expanding internationally is not significant as of December 31, 2001.

INDUSTRY BACKGROUND

As a paper-based process, bill presentment and payment are the most regular and critical functions in which most businesses engage. For many companies, particularly those generating recurring bills, the bill represents a critical touch point for maintaining and improving customer loyalty, and a valuable opportunity to increase revenues through up- and cross-selling. However, the paper-based bill delivery and payment process is expensive and inefficient for both businesses and consumers. Additionally, paper-based bills are limited in their functionality. The potential for personalization is limited, and there are few opportunities for companies to engage in interactive communication with their customers through the paper-based bill payment experience.

The majority of paper-based bills are recurring monthly or quarterly invoices mailed to consumers by communications companies (such as telephone and cable companies), utilities, newspapers and financial institutions such as banks and other lenders. Paper bills are prepared either by the company itself or by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly, multiple-step process that includes extracting relevant data from the internal accounts receivable system of the company, organizing the data into a billing format, printing and separating the bills, inserting the bills into envelopes, applying postage and mailing the bill to the consumer. Similarly, the paper-based payment process is time-consuming and can be costly for the consumer.

OUR MARKET OPPORTUNITY

GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

The Internet has emerged as a significant global medium for communication, information and commerce. According to the U.S. Commerce Department, 143 million Americans, or 54% of the country, were using the Internet as of September 2001, and the number was growing at the rate of 2 million per month. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce and communicate with their customers and business partners over the Internet.

One of the consequences of the widespread growth and acceptance of Web use is that consumers are rapidly embracing the ability to pay their bills and conduct other personal business over the Internet. Gartner Group, an independent market research firm, projects that by the end of 2003, 64


--------------------------------------------------------------------------------
million Americans will be viewing their credit card and other billing statements electronically, which is a 100% increase from the estimated 32 million that were doing so at the end of 2001. Accordingly, we believe there is a substantial potential for growth in EBPP and related services.

The growth in the use of the Internet has also transformed the competitive landscape in many industries. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships. Many companies, particularly those generating recurring paper-based bills, such as utilities and telecommunications providers, are increasingly recognizing that an Internet-based solution to the bill presentment and payment process can serve as the foundation for their broader Internet and customer relationship management strategies.

These companies currently recognize the bill as the critical touch point for maintaining and improving their customer relationships as well as providing the opportunity to increase revenue streams. EBPP enables companies to enhance this touch point by leveraging the capabilities of the Internet to promote customer loyalty, provide enhanced customer service, increase control over the critical billing process, enhance up- and cross-selling opportunities by utilizing the direct marketing and interactive capabilities of the Internet and improve the effectiveness of customer marketing by providing real-time market intelligence on customers. Companies can also realize significant cost savings by moving to an electronic billing process from a paper-based system, especially given the recent trend of steadily rising postal rates.

CHALLENGES FOR COMPANIES IN ADOPTING EBPP

While companies may recognize the critical role that EBPP will play in their mission critical Internet and customer relationship management strategies, they face significant challenges in the development, implementation and management of their EBPP solution. To execute a successful EBPP strategy, companies should purchase, successfully implement and maintain:

o Software that enables the company to parse and decode bill data print streams
o    In-house servers that update and display bill content
o Automated clearinghouse software that enables the company to instruct its bank to electronically debit consumer accounts
o Messaging software that enables the company to communicate with multiple aggregators
o A dedicated interface with a major bank that enables the company to receive funds and data through automated clearinghouse transactions
o Lockbox software that enables the company to update internal accounts receivable files
o Customer support software and technical infrastructure that enables a company to support the EBPP process with Internet- enabled customer care

In addition, companies must make arrangements with multiple aggregators, such as CheckFree, Spectrum, Mastercard RPPS, Paytrust and Metavante, or front ends, such as Internet portals or financial institutions' Web sites that present bills to consumers, and manage those multiple relationships on an ongoing basis.
Many companies lack the resources, expertise and/or inclination to develop, implement and manage their own EBPP solution in a cost-effective manner. These issues are compounded by the current state of the EBPP industry, which can be characterized by rapid technological change, disparate standards and competing business models.

THE BILLSERV SOLUTION

Our solution provides a comprehensive and cost-effective outsourced solution that enables any company producing recurring paper-based bills to offer EBPP services to their customers and to utilize the EBPP channel to enhance business and customer relationship management strategies. We use our internal expertise and integrate certain proprietary components with third party, "best-of-breed" hardware and software platforms to offer our customers a scalable, branded and secure EBPP solution. Our solution allows our customers to offer EBPP services to their customers, support the EBPP process with Internet customer care, and utilize the EBPP channel to reduce costs, create additional revenue streams, increase branding opportunities, enhance customer service and provide competitive differentiation. By outsourcing the development, implementation and management of their entire EBPP channel, our customers can realize the following benefits:

o Single Point of Contact - Our solution offers a one-stop, comprehensive and cost-effective outsourcing solution for our customers' entire EBPP solution. We become our customers' single point of contact for implementing, developing and managing their entire EBPP channel.
o Speed to Market - Our solution allows our customers to establish an EBPP offering in as little as 90 days, without diverting critical time and financial resources from their core competencies. The time-to-market of an EBPP offering is important to our customers because it enables them to rapidly address the opportunities presented by an EBPP solution.


--------------------------------------------------------------------------------

o Reduced Capital Requirements and Technology Risk - Outsourcing the design, development, installation and management of their entire EBPP process reduces the costs and administrative burden on our customers by eliminating the need to develop and manage an in-house system and by capitalizing on our economies of scale and implementation expertise.
o Broad Distribution - Our relationships with multiple EBPP aggregators and other front-ends enable our customers to publish their bills through multiple presenters and our Direct Delivery product enables the presentment of bills straight to the consumer's email inbox. These distribution channels provide our clients with the ability to offer their customers numerous options of where and when to access and pay their bills.
o Enhanced Customer Service - Our solution provides Internet-enabled customer support for the EBPP process and enables our customers to utilize the EBPP channel to improve customer retention, increase customer loyalty and enhance customer relationships.
o Open System Architecture - Our solution supports all of the data standards currently employed by aggregators and front-ends today, including Open Financial eXchange (OFX), eXtensible Markup Language (XML), Electronic Data Interchange (EDI) and others. This allows our customers to present their bills to any Internet bill presenters, regardless of the standard used.
o Increased Revenue Streams - We believe that our EBPP strategy provides our customers with the potential for increased revenue opportunities by leveraging the capabilities of the Internet to support direct marketing and enable cross- and up-selling opportunities.
o Transparency - Our solution is transparent to the consumer at all times, allowing our customers to maintain and build upon their brand recognition.
o Security - Our solution enables our customers to have total control over their billing data at all times.
o Transaction-Based Pricing - Our customers pay an up-front fee that covers basic implementation with transaction-based pricing going forward that is based on the number of electronic bills presented or paid. In virtually all cases, these transaction-based fees are significantly less than the cost to our customers of processing paper-based bills.

OUR STRATEGY

Our goal is to be the leading outsourced solution provider of EBPP and related services. In order to achieve this goal, we are implementing a strategy consisting of the following key elements:

ACQUIRE ADDITIONAL BILLING CUSTOMERS

We believe that establishing a large customer base that distributes a significant number of recurring paper-based bills is critical to the long-term success of our business. We intend to continue expanding our customer base, targeting those companies with a high likelihood of generating significant revenue. We focus our sales efforts on local billers that deliver the majority of paper-based bills in selected metropolitan areas in the country (based upon the number of online households), as well as those regional and national billers that deliver bills to these same consumers. We are also actively building a network of organizations that resell our services to their clients and prospects. Our partners leverage relationships with existing and prospective clients, using our EBPP capabilities as a chance to retain or obtain new accounts, as well enhance profit margins. This strategy allows us to take advantage of a matrix of opportunities that arise from the sales activities of our resellers in conjunction with our direct sales efforts.

We have adopted a balanced approach to reseller selection, based on their market orientation, national presence, account base, and sales capabilities. The partners selected are generally leaders in their industries, with a strategic commitment to EBPP. We will continue to add select partners to expand horizontal and vertical coverage. Our direct sales staff promotes business with our partners on both the corporate level and a localized basis. The direct sales staff coordinates their development efforts with resellers to achieve comprehensive coverage of targeted markets.

POSITIVELY INFLUENCE CONSUMER ADOPTION RATES

We believe that the rate at which consumers begin utilizing EBPP services, commonly referred to as the "consumer adoption rate," is a critical factor to the long-term success of our business. A major component of our growth strategy involves not only obtaining additional customers, but also actively assisting contracted billers in developing a strategy designed to encourage the highest possible acceptance of EBPP services by their consumers. This includes incorporating our adoption-building Preferred Enrollment Program as part of a customized EBPP solution for direct billing clients. This program consists of process and service offerings that build adoption at the time of new account acquisition and facilitate the accelerated conversion of existing paper-based consumers to EBPP services. Program components include Auto Enrollment of our clients' new customers, Online Demonstrations that walk consumers through the client's bill presentment and payment site, Online Enrollment Assistance to provide instant online help to consumers, and Instant Activation that allows consumers immediate access to view and pay bills online upon enrollment.

Additionally, we assign a dedicated Account Manager to each of our clients to assist them in maximizing consumer adoption of their EBPP services and help them realize a higher return on their investment. Our Account Managers work with their clients to


--------------------------------------------------------------------------------
                                       5
develop a tailored marketing strategy designed to increase the EBPP adoption rate of their consumers. Through our involvement, we assist our customers in carefully planning and strategizing on all facets of the marketing process, including:

o Developing consumer enrollment materials, such as bill messages, bill inserts, direct mail letters and enrollment feedback letters
o    Developing public relations materials regarding their EBPP services
o Planning an effective advertising campaign regarding their EBPP services, including broadcast and print advertisements
o Planning an Internet marketing campaign, including banner advertisements, online promotional tactics and cost analysis
o    Assisting in the customer launch process
o    Assisting in the development of a regional marketing strategy
o Developing cross-marketing and co-marketing opportunities with other billers, banks and bill payment Web sites

Another adoption-driving program we provide is our branded EPI-Center strategy, which stands for Electronic Payment Innovation CENTER. Our EPI-Center strategy's objective is to positively influence consumer adoption rates within specific metropolitan areas by working with local, regional and national billers to deliver cooperative adoption marketing messages to volumes of households. We believe that the consumer adoption rate will increase dramatically once a critical mass (6 to 8 bills) of bills are presented in one location. Through our EPI-Center strategy, we provide local billers the plan and communications to allow them to partner with other local, regional and national billers (e.g., utilities, telecommunications companies, cable companies, etc.) and Consumer Service Providers (i.e., financial institutions, Web portals, or any site where consumers go to view and pay their bills), thereby communicating the availability of a critical mass of bills and positively affecting consumer adoption rates.

To date, we have seen positive results from marketing programs designed to enhance adoption rates. Billers that are marketing aggressively to their consumer base or have favorable consumer demographics, such as high Internet usage, are experiencing adoption rates of between 3.5% and 15.0%.

Finally, connecting companies to customers through the widest array of Web sites from which to receive, view, pay and manage bills is also an important step towards realizing increased customer adoption. In this regard, the Company recently announced that it was the first billing service provider (BSP) to transmit e-bills to MasterCard RPPS. Our efforts to provide clients with distribution to all major aggregators will be a continuing focus for the Company.

EXPAND AND LEVERAGE STRATEGIC RELATIONSHIPS AND PARTNERSHIPS

An important element of the Company's strategy is to strengthen and expand its relationships with strategic allies and partners to increase the market awareness, demand and acceptance of EBPP and value of Billserv's solution. We have formed strategic partnerships with key technology providers and companies serving the EBPP industry to enable us to offer the best-of-breed technologies and the highest quality of service to our customers. Our key partners include:

o Technology providers, such as International Business Machines Corporation, CheckFree iSolutions and ACI Worldwide, that provide various hardware and software components of our solution;
o Billing distribution partners that provide the ability to distribute electronic bills to various Internet sites where consumers can receive, view, pay and manage bills as well as provide electronic payments and remittance information back to our customer. Our billing distribution partners include CheckFree, Spectrum, MasterCard RPPS, Paytrust and Metavante;
o Payment processing partners, such as Bank One and Paymentech, Inc., that facilitate the electronic payments to our customers who utilize a biller direct solution; and
o Reselling partners, such as Sallie Mae Solutions and Bank One, which resell our solution to their customer base.

A strategic ally can also provide our customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet our customers' system definition and application development requirements. We intend to enhance the quality of our solution by continuing to pursue and enter into strategic relationships and partnerships with companies that offer us the opportunity to benefit from the relationship.

ACCELERATE THE TIME TO MARKET FOR OUR CUSTOMERS

We believe that an important element of our solution is our ability to assist our customers in accelerating the time to market of their EBPP solution, thereby increasing the return on their investment. In order to help achieve this objective, we assign a dedicated Account Manager and technical project team from the beginning of the planning and implementation process for each customer to ensure that the project implementation is completed effectively and on time. The design of our solution also contributes to an efficient and timely deployment. Our core system consists of four major proprietary gateways: financial, aggregator, biller and email, which support a variety of emerging standards for data exchange and enable us to offer a quick implementation. These interfaces give us the ability to integrate with our customers' legacy applications, without disrupting or


--------------------------------------------------------------------------------
changing their internal systems, as well as external software applications. The modular design and integrative features of our products and services allows our clients to choose from a menu of components and still have a system implemented in as little as 90 days. We believe that our system design and approach utilizing a dedicated team has a positive influence on the timing and effectiveness of the implementation of our EBPP solution for our customers.

PURSUE INTERNATIONAL MARKET OPPORTUNITIES

We believe our solution can be adapted for international clients. Although we have historically focused our marketing efforts in the United States, we also market our solutions in Canada and Australia. We plan on continuing to market our solution outside the United States in the future. However, that expansion will take place in a fashion that brings strength of local country partnerships and minimizes the capital investment made by us to expand into these countries. For example, during 2001, the Company acquired a 50% interest in a corporate joint venture operating in Australia to provide EBPP services. The equal partner in this venture is Salmat, the leading customer communications company in Australia specializing in document management solutions, letterbox delivery, data solutions, teleservices, fulfilment and customer targeting. The venture recently presented the first live electronic bill through a banking Web site in Australia for payment through BPAY, Australia's leading electronic bill payment service. We believe the demand for EBPP solutions is developing in Australia and presents a viable market opportunity through our partnership with Salmat.

EXPAND SERVICE OFFERINGS

We have recently begun marketing a more comprehensive offering that delivers a single, outsourced solution for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with Internet-enabled direct marketing and communication ("IDMC") services and online real-time customer care support provided by our Internet Interaction Center ("IIC"), Billserv effectively creates a media network that puts billers in direct, interactive contact with their customers. We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing clients to this enhanced service. In addition to the current components integrated into our solution, we intend to offer enhanced products and services that could further broaden the capabilities and revenue-generating potential of our solution. These enhanced offerings will primarily be in the areas of IDMC and customer relationship management services.

We believe that customer relationships can be enhanced through the effective use of our comprehensive EBPP solution. Specifically, each time a consumer receives and pays a bill online or utilizes our customer care solution, valuable data about the interaction is obtained and stored in a database. Critical information such as customer case histories, account balances and product configuration details is presented or "popped" onto the service representative's screen at the exact moment the consumer makes contact. As such, representatives are able to provide better service more quickly, and consumers feel as though our customer knows them individually and understands their particular needs. We are also able to utilize this information to better anticipate the needs of a consumer in advance of the next consumer contact. This information may also be used to assist our customers in identifying specific consumer needs and possible consumer segments that could be used to provide differentiated services such as direct marketing or specific product offers.

COMPONENTS OF THE BILLSERV SOLUTION

One of the key advantages of our solution is that we have integrated certain proprietary components with what we consider best-of-breed third party software and hardware platforms that cover a wide variety of services and functionality. This integration enables us to be the single point of contact for all of our clients' needs for designing, developing, implementing and managing their entire EBPP channel solution. Our menu approach to offering our integrated products and services also allows us to tailor our customers' EBPP solution to their business and marketing objectives. The available components of our solution include:

eServ

eServ is our flagship product and the foundation for our comprehensive EBPP solution. eServ provides our customers with a single solution for developing and managing their entire EBPP capabilities. With eServ we manage, on behalf of our customers, the multiple systems, delivery channels and relationships necessary for a successful EBPP offering. Our eServ product provides outsourced creation and management of presentment and payment processes for a biller direct site and all aggregator sites, as well as payment processing and full reporting and reconciliation capabilities. An optional service that our clients can utilize is Direct Delivery, which offers a delivery medium whereby the electronic bill is "pushed" directly to the consumer's email inbox. This service gives consumers the opportunity to view their bill and make payments directly from the email by clicking the "pay" button found within. In conjunction with our eServ offering, clients may also choose to employ other optional services such as eInsert, our IDMC product that provides a targeted messaging medium that interacts with consumers individually by dynamically presenting customized communication campaigns directly on the electronic bill statement.


--------------------------------------------------------------------------------
eCare

eCare is our Internet-enabled customer care solution supporting the EBPP process. We currently offer eCare in two separate models, eCare View and eCare Connect. eCare View is a proprietary, multi-function, Web-based desktop browser product that provides access to the consumer's bill detail stored on our servers. We provide a tool for our client's customer service representatives ("CSRs") to deliver customer service to all consumers, including those not using the Internet. eCare Connect provides enhanced capabilities by utilizing licensed Internet collaboration software to enable interaction with consumers over the Internet in a variety of ways, such as email, Web collaboration (Web-chat) and voice-over Internet protocol (VoIP), and also provides capabilities for extended Customer Relationship Management ("CRM") services. We have developed proprietary customer relationship management software applications that enable us to intelligently and efficiently analyze data obtained through the EBPP process, including eServ and eCare interactions. eCare Outsourced is available through our Internet Interaction Center ("IIC") to provide the client with essentially the same functionality as eCare Connect, using our employees to perform customer service on behalf of the client. This service can be a fully outsourced model in which our client chooses not to provide direct in-house services. Alternatively, this service model may be used as an after-hours support function that supplements and extends our client's existing service center hours of operation.

eConsulting

eConsulting is Billserv's professional services group that offers electronic billing, customer care, project management, and IT consulting services to both existing billing clients and the EBPP industry in general. Billserv's eConsulting group offers solutions ranging from project monitoring to complete turnkey project development and implementation. In addition, customers can gain access to Billserv's extensive and successful team to acquire data-centric (Internet-based) customer care knowledge.

ASP Gateway Services

Billserv's ASP Gateway Services offers billers who are already participating in EBPP a single distribution point to virtually all bill presentment and payment locations across the World Wide Web. The ASP Gateway Service is designed to improve a biller's existing EBPP system, whether an in-house solution, biller direct site or limited distribution channel, by expanding the range of distribution partners. Billserv serves as the single point of contact to the distribution network which gives billers a cost-effective means to make bills more accessible to consumers. Billserv's unique ASP Gateway specifications may also be embedded as an OEM (Original Equipment Manufacturer) component within companies' software or service offerings, affording such vendors a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and internet payment portals.

bills.com

Billserv operates a consumer Web site, or portal, focused on providing bill presentment and payment services under the domain name www.bills.com. The bills.com strategy is to provide the consumer with an efficient and secure interface for viewing, paying and managing bills via the Internet. We have recently begun to market this portal service to online financial services providers looking to provide EBPP capabilities as part of their service offering.

PRODUCT DEVELOPMENT

Our total research and development expenses were $760,082, $767,751 and $906,532 for 2001, 2000 and 1999, respectively. We have created a proprietary technology infrastructure to support all of the components of our solution. Our systems consist primarily of proprietary software applications that we have integrated with what we consider "best of breed" third party hardware and software platforms. We have designed our system so that it is reliable, flexible, and easily expanded to meet growth demands without significant cost or change. Our support for open standards allows us to integrate with any third party print-stream parser, as well as in-house EBPP solutions. In addition, these widely used object oriented standards have provided us with a highly reusable modular system. Because of this reusability, the business components can be constructed and modified to adapt to the rapidly developing EBPP industry without affecting the underlying software development.

The Company believes that its success will depend in part upon its ability to enhance existing products and develop or acquire new products that meet the needs of the rapidly evolving EBPP market. The Company intends to continue to devote resources to expanding its product offerings, introducing new products and services, and offering higher levels of integration among its products. We also intend to continue to evaluate and enhance our systems as new technology is developed to maintain a competitive advantage.

SALES AND MARKETING

Our sales strategy targets both direct and indirect sales. Leads for sales are obtained through resellers, direct contact by our sales personnel, and our marketing efforts to existing clients led by our Account Management team. We have a direct sales staff with


--------------------------------------------------------------------------------
responsibilities for local, regional and national billers in various industries. In addition, we manage a number of strategic relationships with major financial institutions, print houses and technology providers to resell our services to their existing and prospective customer bases. Reselling partners generate and qualify sales leads, make initial contacts, assess client needs and recommend use of a Billserv solution, and introduce Billserv at high levels within the customer organization.

Our marketing efforts are primarily EBPP adoption-focused. Our professional staff of Account Managers actively assists our clients in creating programs to encourage their consumers to utilize EBPP. The shared knowledge of our staff, combined with the cumulative experience of our entire customer base, enables them to provide valuable leadership as we work to build consumer adoption rates. We also participate in limited corporate marketing that promotes the Billserv brand and provides leads to our sales staff for qualifying and follow-up.

Our EPI-Center strategy was developed to positively influence consumer adoption rates through the coordination of sales and marketing efforts in select metropolitan areas. We are working to attain our adoption rate objectives in each market primarily by focusing sales efforts on those local, regional and national billers that deliver the majority of bills to local consumers, and working with the community of billers to deliver coordinated marketing messages to volumes of households. The billers that we target include media partners (newspapers, cable operators), service providers (utilities, telecommunications), cross-markets (ISP's), and affinity providers (local governments, universities). The Billserv-sponsored EPI-Center Web site may be viewed at www.ebillepicenter.com.

CUSTOMERS

Our primary market focus will be on both top-tier and middle-market companies generating recurring (usually monthly) paper-based bills within a specific geographical market. Through our geographic sales focus, we look to capture significant companies (i.e., utilities, telephone providers, cable operators, etc.) generating recurring paper-based bills in each targeted geographic region, thereby achieving the necessary critical mass and driving consumer adoption rates. An additional market focus will be on larger companies in select vertical markets, such as the insurance industry and the financial services industry, that are generating a significant amount of recurring paper-based bills, as well as traditional outsourced print and mail enterprises whose customers could benefit from an EBPP solution.

EBPP services provided to Reliant Energy accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP solution during 2002 utilizing Billserv's transition plan that allows a customer to move from an outsourced solution provided by Billserv to an in-house solution of the customer's choosing. We expect the resulting loss of transaction revenues to be mitigated by fees generated from consulting services provided to Reliant Energy related to the transition of their EBPP capabilities to an in-house solution. Also, 27% of total consolidated revenues for 2000 were attributable to a single customer for which we are no longer providing services. Total consolidated revenues in 1999 were not significant, as the Company did not begin generating revenue until the fourth quarter of 1999.

COMPETITION

The market for EBPP services is highly competitive. We compete primarily with companies that provide turnkey outsourced EBPP solutions for customers. These companies include Metavante, Princeton eCom Corporation and DST Output (formerly YourAccounts.com). In addition, we expect that other companies, such as traditional information technology services companies and systems integrators, may introduce services that compete with us. Remaining competitive in the EBPP market will require a continued investment in new technologies, marketing and a high level of customer service. We believe that the principal competitive factors in our market include:

o    System reliability and performance
o    Ability to provide a CRM component
o    Price and other financial terms
o    Technological support and customer service
o    Time-to-market of implemented solutions
o Strategic relationships with aggregators, front-ends and technology providers
o    Compliance with industry and technological standards

We also face potential competition from a number of other companies that compete with us indirectly. These include aggregators, such as CheckFree Corporation; EBPP front-ends, such as financial institutions and Internet portals; EBPP software providers, such as eDocs and Avolent; and traditional bill printing companies, such as Electronic Data Systems Corporation, CSG Interactive LLC, and Cable Data. In addition, several companies are addressing the emergence of the Internet banking industry with service bureau offerings, which could include electronic bill presentment. These competitors have significant market presence and financial resources. If they enter our market, we may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully.

--------------------------------------------------------------------------------
                                       9

TRADEMARKS

We own federally registered trademarks of the following marks: Billserv, Inc., Billserv, Inc. and design, Bills.com, Bills.com and design, eServ, and Click your bills goodbye. eCare is a federally registered trademark of Nebo Systems, Inc. and is being used by permission. In addition, we have filed trademark applications for the following marks: eServ Express, eServ Select, eInsert, eConsulting, EPI-Center, and Connecting Companies to Customers.

We have also secured the following domain name registrations:

bills.com                  ebillepicenter.com
billserv.com               mybillers.com
billserv.cc                mypaymentbook.com
billserv.inc               mypaymentbook.org
billserv.org               mypaymentbook.net
billserv.law               payb2bbill.com
billserv.tech              securebills.com
billerregistry.com         securebills.cc
b2bpayserv.com             securebills.net
ebillcare.com

We rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other intellectual property protection methods to protect our services and related products.

EMPLOYEES

As of December 31, 2001, we had 108 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

As of December 31, 2001, our headquarters and operations were housed in approximately 63,000 square feet of leased office space in San Antonio, Texas. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation currently pending. We are not aware of any disputes that may lead to material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2001.







--------------------------------------------------------------------------------
                                       10

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock was traded on the National Association of Securities Dealers ("NASD") Over the Counter Bulletin Board ("OTC BB") through March 13, 2000 at which time our common stock was approved for trading on the NASDAQ Small Cap Market. Subsequently, our stock was approved for trading on the NASDAQ National Market on July 31, 2000 under the symbol "BLLS."

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of the common stock as reported.

                                                           High        Low
                                                        ---------- ----------
                                          2001
                                   --------------------
                                   First Quarter        $    5.38  $    2.16
                                   Second Quarter       $    3.05  $    1.88
                                   Third Quarter        $    2.20  $    0.73
                                   Fourth Quarter       $    1.55  $    0.80

                                          2000
                                   --------------------
                                   First Quarter        $   31.88  $    7.63
                                   Second Quarter       $   19.50  $    9.13
                                   Third Quarter        $    9.19  $    6.25
                                   Fourth Quarter       $    7.75  $    2.06

HOLDERS

As of March 20, 2002, 20,581,126 shares of common stock are outstanding, $.001 par value. As of March 5, 2002, there were approximately 6,002 stockholders of record of the common stock.

DIVIDEND POLICY

We have never declared or paid cash or stock dividends and have no present plan to pay any such dividends in the foreseeable future, intending instead to reinvest our earnings, if any.










--------------------------------------------------------------------------------
                                       11

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                            From Inception  From Inception
                                Year Ended      Year Ended     Year Ended   (July 30, 1998) (July 30, 1998)
                               December 31,    December 31,   December 31,    To December     To December
                                   2001            2000         1999 (1)     31, 1998 (1)    31, 2001 (1)
                              --------------- -------------- -------------- --------------  ---------------
Revenues                         $ 2,968,678    $   650,023     $   55,438       $      -    $  3,674,139
Cost of revenues                   4,995,161      3,690,843        127,345              -       8,813,349
Operating expenses:
  Research and development           760,082        767,751        906,532              -       2,434,365
  Selling, general and
administrative                     6,423,315      8,264,657      3,737,922        289,211      18,715,105
  Depreciation and
amortization                       1,555,626        940,995        270,908            559       2,768,088
  Non-cash expense related
to the issuance of warrants                -      7,488,000        491,428              -       7,979,428
                              --------------- -------------- -------------- -------------- ---------------
Total operating expenses           8,739,023     17,461,403      5,406,790        289,770      31,896,986
Other income, net                    359,800        546,173          5,749              -         911,722
Cumulative effect of a
change in accounting
principle                                  -       (52,273)              -              -        (52,273)
                              --------------- -------------- -------------- -------------- ---------------
Net loss                       $(10,405,706)  $(20,008,323)   $(5,472,948)    $ (289,770)   $(36,176,747)
                              =============== ============== ============== ============== ===============
Per share information:
Net loss - basic and diluted   $      (0.58)  $      (1.35)   $     (0.50)    $    (0.03)   $      (2.58)
Weighted average common
shares outstanding - basic
and diluted                       18,017,051     14,793,622     10,876,096     10,030,000      13,999,930

CONSOLIDATED BALANCE SHEET DATA

                                                                            December 31,
                                                   ----------------------------------------------------------------
                                                          2001             2000          1999 (1)        1998 (1)
                                                   ---------------- --------------- --------------- ---------------
        Working capital (deficit)                      $  5,750,354    $  5,291,006    $  6,293,217    $  (303,926)
        Current assets                                 $  7,255,124    $  8,848,543    $  7,490,648    $    387,980
        Total assets                                   $ 11,415,136    $ 15,290,542    $  9,398,168    $    407,530
        Long-term obligations, net of current          $          -    $    148,428    $    259,694    $          -
        portion
        Total stockholders' equity (deficit)           $  9,748,566    $ 11,011,410    $  7,936,043    $  (289,676)

     (1) The accounting change related to SAB 101 has not been reflected in the financials prior to its adoption on January 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.


--------------------------------------------------------------------------------
                                       12

OVERVIEW

Billserv is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. The Company's principal activities since inception have included research and development, raising of capital and organizational activities. The Company has recently increased its activities in the areas of obtaining billing clients and implementing Electronic Bill Presentment and Payment ("EBPP") capabilities for those billers. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of December 31, 2001, we have an accumulated deficit of $36.2 million. The Company expects to continue to incur losses during the next several quarters of operations as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) continue to add quality billers to our significant client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities that serve to encourage EBPP adoption by consumers and billers as well as continue to invest in product research and development, technology and infrastructure as required to remain competitive.

In keeping with this strategy, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced solution for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with online real-time customer care support provided by our Internet Interaction Center ("IIC") and Internet-enabled direct marketing and communication ("IDMC"), Billserv effectively creates a media network that puts billers in direct, interactive contact with their customers. We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing clients to this enhanced service. Our selling strategy is a targeted approach with an emphasis on complementary marketing initiatives within key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in selected metropolitan areas with high Internet usage that have the willingness and ability to market EBPP access to their consumers. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. New accounts are obtained through both direct sales and by working with our valued reseller and referral partners in order to maximize our leverage in the marketplace.

The Company also provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with a client's marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue include:

     o eConsulting - Provides value-added professional services for EBPP billers or software vendors needing dedicated resources to deliver customized EBPP solutions.
     o eInsert - Provides a targeted messaging medium that interacts with consumers individually by dynamically presenting customized communication campaigns directly on the electronic bill statement.
     o Direct Delivery - Offers a distribution medium whereby the electronic bill is delivered directly to the consumer's email inbox, giving them the opportunity to make payments directly from it by accessing the link to the appropriate biller direct site.
     o Preferred Enrollment - Offers billers services that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of new consumers by warehousing bill records, and Auto Enrollment, which streamlines the enrollment process for new consumers.
     o ASP Gateway Services - Offers billers who are already participating in EBPP using in-house software solutions a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site. ASP Gateway may also be used by vendors to provide a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and Internet payment portals.
     o bills.com - Provides an EBPP Internet portal for complete receipt, management and payment of all bills.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of

--------------------------------------------------------------------------------
                                       13
future revenues. Revenue and operating results will depend on the volume of transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. Although we systematically budget for planned outlays and maintain tight controls on our expenditures, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

CRITICAL ACCOUNTING POLICIES

General

Billserv's discussion and analysis of its financial condition and results of operations are based upon Billserv's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Billserv to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Billserv evaluates its estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. Billserv bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Revenue Recognition

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. In December 1999, the SEC issued SAB 101, which requires that revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At December 30, 2001, deferred revenue was $652,629. We anticipate that transaction fees and other services will make up a larger percentage of total revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our current operating results. However, the volume of transactions and amount of related revenue we will generate in future periods is dependent upon, among other things, the rate at which consumers utilize EBPP.

Bad Debt

Billserv maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. If the financial condition of the Billserv's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

RESULTS OF OPERATIONS

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Total revenues increased 357% to $2,968,678 in 2001 from $650,023 in 2000. The increase from the prior year was primarily attributable to the addition of a full year of EConsulting revenue in 2001 (EConsulting services were first offered to clients in the fourth quarter of 2000) and growth in transaction and related implementation fee revenue due to an increase in the number of implemented billers and volume of transactions. As of December 31, 2001, we had 101 billers under contract who were in various stages of development, including 84 billers that were in full production or pilot stages, as compared to 31 billers in full production or pilot stages at December 31, 2000. Although revenue from transaction fees increased significantly from 2000, transaction fees are not likely to become a major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs.

One billing customer accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP solution during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced solution with Billserv to an in-house solution. We expect the resulting loss of transaction revenues to be mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house solution. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services.


--------------------------------------------------------------------------------
                                       14

We generated our first revenues totaling $55,438, excluding the impact of adopting SAB 101, during the fourth quarter of 1999. Revenue for 1999 was comprised principally of design and implementation fees, but also included transaction fees for the first electronic bills presented for our customers.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues increased 35% to $4,995,161 in 2001 from $3,690,843 for 2000. The increase from 2000 is primarily due to an increase in the number of personnel employed to provide revenue-producing services. Cost of revenues was only $127,345 for 1999 as this was the first year that revenues were generated.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of third-party applications, new customer care solutions, additional business-to-consumer applications, business-to-business applications and solutions for direct marketing opportunities. These expenses remained relatively flat in 2001 and 2000 at $760,082 and $767,751, respectively, after decreasing from $906,532 in 1999. During the earlier stages of our Company, we applied additional resources to design and develop our base technology infrastructure and operating systems. All research and development costs are expensed as incurred. We will continue to invest in research and development efforts in the foreseeable future, as we believe this is critical in order to remain competitive.

Selling and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services. The decrease in such expenses to $2,084,941 in 2001 from $4,586,823 in 2000 was primarily the result of lower advertising media costs related to promotion of the bills.com Web site as well as lower travel expenses and reductions in personnel and corporate marketing. During the second quarter of 2000, bills.com was re-launched with a focus on making the Web site simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, we devoted approximately $1.2 million to develop and market the payment portal. The increase in selling and marketing expenses in 2000 from $1,750,615 in 1999 was the result of the development and expansion initiatives of our sales and marketing departments as well as the advertising media costs associated with our bills.com promotion. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a decrease in the amount of expenses related to our direct sales force.

General and administrative expenses include costs for the Company's human resources, finance, legal, facilities and executive management functions. These expenses increased to $4,338,374 in 2001 from $3,677,834 for 2000 and $1,987,307 for 1999. The increase in such expenses from 2000 to 2001 is principally due to increased facilities costs resulting from our move to new corporate headquarters. Total rent expense in 2000 was $681,000, and in 2001, the aggregate rent expense was approximately $1.2 million. The increase from 1999 to 2000 is attributable to the expansion of the Company's support infrastructure, including costs associated with additional general and administrative personnel hired to manage our growth. We expect total general and administrative expenses to remain relatively flat in subsequent periods as a result of the recent realignment of our organization to make more efficient use of resources.

Depreciation and amortization was $1,555,626, $940,995 and $270,908 for 2001, 2000 and 1999, respectively. The increases from prior years are due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We purchased approximately $723,000, $3.7 million and $1.1 million of property and equipment during 2001, 2000 and 1999, respectively, and anticipate making capital expenditures of approximately $1.0 million in 2002.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with accounting principles generally accepted in the United States, we expensed the fair value of these warrant issuances, which was calculated using the Black-Scholes option-pricing model, and recorded the related credit to paid-in capital. During 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. We may recognize warrant costs in future periods based on warrants that are issuable in consideration for the referral of billers to us by CheckFree; however, those expense amounts are unknown as they are dependent upon various milestones to be achieved by CheckFree and several other variables. During the second and third quarters of 1999, we recognized $356,583 of warrant expense for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by our private placement agent and $134,845 related to the issuance of warrants associated with debt, respectively.

Net other income was $359,800 in 2001 compared to $546,173 for 2000 and $5,749 for 1999. The decrease from 2000 to 2001 is primarily attributable to lower interest income earned in 2001 as a result of lower invested balances and market interest rates. The


--------------------------------------------------------------------------------
                                       15
increase from 1999 to 2000 was the result of investing the proceeds of the equity investments made in the Company during the fourth quarter of 1999 and throughout 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's principal source of liquidity consisted of $6.2 million of cash and cash equivalents and $237,000 in short-term investments, compared to $6.2 million of cash and cash equivalents and $1.0 million in short-term investments at December 31, 2000. Additionally, the Company had $1.0 million of long-term investments at December 31, 2000. The Company had net working capital of $5.8 million and $5.3 million at December 31, 2001 and 2000, respectively.

Net cash used in operating activities was $9.0 million, $11.0 million and $4.4 million for 2001, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by development stage activities and overhead costs. Through revenue growth and realignment of its costs to address current market conditions, the Company succeeded in lowering its average monthly net cash outflows, or cash burn rate, by 57% from approximately $1.1 million in the first quarter of 2001 to approximately $466,000 for the fourth quarter of 2001. We plan to continue to focus on expending our resources prudently and expect to achieve positive cash flow by the end of 2002 as a result of anticipated revenue growth.

Net cash provided by investing activities for 2001 was $1.5 million and reflected sales and maturities of marketable securities of $2.0 million and purchases of property and equipment of $723,000. Net cash used in investing activities was $6.4 million and $1.5 million used in 2000 and 1999, respectively, and was primarily used for purchases of investments and equipment and to make deposits for leases. We anticipate making capital expenditures of approximately $1.0 million in 2002.

Net cash provided by financing activities of $7.5 million for 2001 resulted from proceeds, net of issuance costs, of $9.2 million from the issuance of common stock private placement offerings in March and November 2001. The $1.5 million repayment of the outstanding line of credit in January 2001 reduced the amount of net cash provided by financing activities. Net cash provided by financing activities of $16.6 million for 2000 resulted from proceeds, net of issuance costs, of $9.5 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants issued in the October and December 1999 private equity placements. In addition, the Company drew $1.5 million on its line of credit in 2000. Net cash provided by financing activities of $12.6 million for 1999 largely resulted from the issuance of common stock in the October and December 1999 private placements.

In June 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000. Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001. The line of credit was secured by certain investments of the Company. The Company borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements for the Company's corporate headquarters and repaid the entire outstanding balance in January 2001. The line of credit expired in July 2001 and was not renewed. In March 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. The line of credit is secured by certain investments of the Company.

Our capital requirements depend on several factors, including:

o The rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution;
o The ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services;
o    The ability to expand our customer base and increase revenues;
o    The level of expenditures for marketing and sales;
o    The level of purchases of computer equipment and software;
o Possible acquisitions of or investments in complementary businesses, products, services and technologies; and
o    The need to respond to unforeseen industry developments and other factors.

We believe that our current cash and cash equivalents and investment balances along with anticipated revenues will be sufficient to meet our expected cash needs for the foreseeable future; however, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures. We expect to experience operating losses and negative cash flow for the next several quarters as we work toward achieving profitability and generating positive cash flow from operations.


--------------------------------------------------------------------------------
                                       16

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets are no longer amortized, but are subject to at least an annual assessment of impairment. The Company will adopt these statements on a prospective basis on January 1, 2002. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company.

RISK FACTORS

There are many factors that affect the Company's business and the results of its operations, some of which are beyond its control. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The Company currently plans to meet its capital requirements primarily through revenue from operations and its existing cash and investment balances. If our capital requirements vary from those currently planned, or current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, it may not be able to continue to exist, expand operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

LACK OF OPERATING HISTORY; LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION

The Company was organized in 1998 and began operations as a public company in 1999. The Company has not been profitable. As of December 31, 2001, the Company's accumulated deficit was $36.2 million. Because we have a relatively limited history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. Therefore, all historical information included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future.

UNCERTAIN RELIABILITY, GROWTH AND CONSUMER ACCEPTANCE OF THE INTERNET, INTERNET TECHNOLOGY, AND ELECTRONIC COMMERCE

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if the Company, despite an investment of significant resources, is unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, the Company's business, operating results, and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and the Company's customer base and revenues in particular. Similar to the emergence of the credit card and automatic teller machine ("ATM") industries, the Company and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While the Company believes that it is utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of the Company's or another provider's security, have the potential to undermine consumer confidence in the technology and thereby have a materially adverse effect on the Company's business. In addition, there can be no guarantee that the Internet will continue to grow in acceptance or maintain its reliability, or that new technologies will not supplant the Internet in part or in whole.

UNCERTAIN GROWTH OF PROPORTION OF ELECTRONIC REMITTANCES

The Company's future financial performance will be materially affected by the percentage of bill payments that can be cleared electronically. As compared with making payment by paper check or by draft, the Company believes that electronic payments: (i) cost much less to complete; (ii) give rise to fewer errors, which are costly to resolve; and (iii) generate far fewer customer


--------------------------------------------------------------------------------
                                       17
inquiries and therefore consume fewer customer care resources. Accordingly, the Company's inability to continue to decrease the percentage of remittances effected by paper documents would result in flat or decreased margins, and a reversal of the current trend toward a smaller proportion of paper-based payments would have a material adverse effect upon the Company's business, operating results, and financial condition.

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

CHANGES IN REGULATION OF ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES

Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services, such as the Company, which could impede the Company's ability to do business in the regulator's jurisdiction. The Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAINTY OF ACH ACCESS

The ACH (Automated Clearinghouse) Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. The Federal Reserve rules provide that the ACH system is available only through a bank. To access the ACH Network, the Company or its authorized representative may originate an ACH entry. As the originator, the Company forwards transaction data to the Originating Depository Financial Institution ("ODFI"), which is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. The OFDI sorts and transmits the file to an ACH Operator. The Automated Clearing House Association, Federal Reserve, New York Automated Clearing House and Visa USA act as ACH Operators, which are central clearing facilities through which financial institutions transmit or receive ACH entries. The ACH Operator then distributes the ACH file to the Receiving Depository Financial Institution, the bank of the customer, which makes the funds available to the customer. If the Federal Reserve rules were to change to further restrict or modify access to the ACH, the Company's business could be materially adversely affected.

COMPETITION IN ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES

Portions of the electronic commerce market are becoming increasingly competitive. The Company expects to face growing competition in certain areas of the EBPP market. Although few companies have focused their efforts as service bureau consolidators in the EBPP industry, new service bureau companies could emerge and compete for billers of all sizes. The Company believes that software providers, consumer front ends, banks and Internet portals may provide increasingly competitive billing solutions for billers of all sizes. In addition, a number of banks have developed, and others in the future may develop, home banking services in-house. The Company believes that banks may also compete for the EBPP business of billers. The Company expects competition to increase from both established and emerging companies and that such increased competition could materially adversely affect the Company's business, operating results and financial condition. Moreover, the Company's


--------------------------------------------------------------------------------
                                       18
current and potential competitors, many of whom have greater financial, technical, marketing and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire market share. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman and Chief Executive Officer, Michael R. Long; its President and Chief Operating Officer, Louis A. Hoch; its Executive Vice President and Chief Financial Officer, Terri
A. Hunter; and its Senior Vice President of Sales and Marketing, Tony L. Diamond. The Company's operations could be affected adversely if, for any reason, any of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and non-compete agreements with all of its key employees. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the Company experiences significant growth, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's potential inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

RISK OF PRODUCT DEFECTS

The software products utilized by the Company could contain errors or "bugs" that could adversely affect the performance of services or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. The Company attempts to limit its potential liability for warranty claims through technical audits and limitation-of-liability provisions in its customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Despite the existence of various security precautions, the Company's computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system.

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

--------------------------------------------------------------------------------
                                       19

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

CONTROL BY PRINCIPAL STOCKHOLDERS

As of December 31, 2001, the directors and officers of the Company and their affiliates collectively own approximately 12% of the outstanding shares of the Company's common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE; POSSIBLE ADVERSE EFFECT ON MARKET PRICE

As of December 31, 2001, the Company had 20,538,526 shares of common stock outstanding. The Company anticipates that it may need future equity financing to meet certain operational and strategic requirements. Such future equity financing may have a significant dilutive effect on the Company's stock price.

ANTI-TAKEOVER PROVISIONS; CERTAIN PROVISIONS OF NEVADA LAW; CERTIFICATE OF INCORPORATION, BYLAWS, AND STOCKHOLDER RIGHTS PLAN

On October 4, 2000, the Company approved a stockholder rights plan to protect stockholders in the event of an unsolicited attempt to acquire the Company in a manner that would not be in the best interests of its stockholders. This stockholder rights plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Board of Directors is also classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. The issuance of common stock under a stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of the Company's common stock or could adversely affect the rights and powers, including voting rights, of the holders of the Company's common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company's common stock.

DIFFICULTY IN MANAGEMENT OF GROWTH

The Company may experience a period of rapid growth that could place a significant strain on its resources. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls as well as to expand its work force. A significant increase in the Company's customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel as well as computer software developers and technicians, qualified candidates for which, at the time needed, may be in short supply. In addition, the


--------------------------------------------------------------------------------
                                       20
expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management and financial resources. Although the Company believes that its current infrastructure is adequate to meet the needs of its customers in the foreseeable future, there can be no assurance that the Company will be able to expand and adapt its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to manage growth effectively, hire needed personnel, expand and adapt its computer infrastructure or improve its operational, management, and financial systems and controls, the Company's business, operating results, and financial condition could be materially adversely affected.

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

DEPENDENCE UPON CONTRACTS WITH TRADING PARTNERS

The Company's business is dependent upon executing and maintaining agreements with distribution and payment partners, such as CheckFree Services Corporation and Paymentech, Inc., to provide dependable financial services for customers of billers. Such financial services include ACH processing through the client's bank and delivery of good funds to the Company for remittance to the billers. There can be no assurance that any of the distribution or payment partners will be able to perform under these agreements in the future.

ANTICIPATED BILLING SYSTEM EXPENDITURES

To facilitate and support the growth anticipated in its business, the Company plans to make certain expenditures in its operations over the next one to three years. These expenditures are expected to be made in the areas of software development, licensing, hardware and related staffing. The Company believes that it will be able to fund these expenditures with internally generated funds and financing, but there can be no assurance that such funds will be generated or spent in these areas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current investment portfolio. Certain of the Company's marketable securities are designated as "available for sale" and accordingly are presented at fair value on the balance sheets. The Company generally invests its excess cash in high-quality short-term fixed income securities. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ............................................ 23

Consolidated Balance Sheets as of December 31, 2001 and 2000 .............. 24

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ..................................... 25

Consolidated Statement of Changes in Shareholders' Equity
  from inception to December 31, 2001 ..................................... 26

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ..................................... 29

Notes to Consolidated Financial Statements ................................ 30












--------------------------------------------------------------------------------
                                       22

                         REPORT OF INDEPENDENT AUDITORS


To Board of Directors and Shareholders of Billserv, Inc.

We have audited the accompanying consolidated balance sheets of Billserv, Inc. and subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years in the period ended December 31, 2001 and the period from inception (July 30, 1998 through December 31, 2001). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Billserv, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2001, and the period from inception (July 30, 1998 through December 31, 2001), in conformity with accounting principles generally accepted in the United States.



                                                  ERNST & YOUNG LLP

San Antonio, Texas
February 5, 2002





--------------------------------------------------------------------------------
                                       23

                                                 BILLSERV, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,          December 31,
                                                                                 2001                  2000
                                                                          -------------------   -------------------
  Assets:
  Cash and cash equivalents                                                $       6,192,550     $       6,171,822
  Investments                                                                        236,948             1,013,900
  Accounts receivable, net                                                           437,677               782,537
  Prepaid expenses and other                                                         225,795               596,546
  Related party notes receivable                                                     162,154               283,738
                                                                          -------------------   -------------------
  Total current assets                                                             7,255,124             8,848,543
  Property and equipment, net of accumulated
    depreciation and amortization of $2,718,953
    and $1,178,813 for 2001 and 2000, respectively                                 3,701,205             4,518,347
  Intangible asset, net of accumulated amortization of
    $37,500 and $22,500 for 2001 and 2000, respectively                               37,500                52,500
  Long-term investments                                                                    -             1,000,920
  Other assets                                                                       421,307               870,232
                                                                          -------------------   -------------------
  Total assets                                                             $      11,415,136     $      15,290,542
                                                                          ===================   ===================

  Liabilities & shareholders' equity:
  Current liabilities:
    Accounts payable                                                       $         201,513     $         726,804
    Accrued expenses and other current liabilities                                   664,200               896,772
    Current portion of obligations under capital leases                              148,228               181,128
    Current portion of deferred revenue                                              490,829               252,833
    Short-term borrowings                                                                  -             1,500,000
                                                                          -------------------   -------------------
  Total current liabilities                                                        1,504,770             3,557,537
  Obligations under capital leases, less current portion                                   -               148,428
  Deferred revenue, less current portion                                             161,800               573,167
  Shareholders' equity:
  Common stock, $.001 par value, 200,000,000 shares authorized; 20,538,526 issued and outstanding at December 31, 2001, 15,527,870 issued and
    outstanding at December 31, 2000                                                  20,539                15,528
  Additional paid-in capital                                                      45,909,410            36,758,450
  Accumulated other comprehensive income                                                   -                13,109
  Deficit accumulated during the development stage                              (36,181,383)          (25,775,677)
                                                                          -------------------   -------------------
  Total shareholders' equity                                                       9,748,566            11,011,410
                                                                          -------------------   -------------------
  Total liabilities and shareholders' equity                               $      11,415,136     $      15,290,542
                                                                          ===================   ===================

  See notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
                                                        24

                                                         BILLSERV, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended           Year ended           Year ended         July 30, 1998
                                                     December 31,         December 31,         December 31,        (Inception) to
                                                         2001                 2000                 1999          December 31, 2001
                                                  ------------------- -------------------- -------------------- --------------------
 Revenues                                          $      2,968,678    $         650,023    $          55,438    $       3,674,139

 Cost of revenues                                         4,995,161            3,690,843              127,345            8,813,349
                                                   ----------------    -----------------    -----------------    -----------------

 Gross margin                                            (2,026,483)          (3,040,820)             (71,907)          (5,139,210)

 Operating expenses:
   Research and development                                 760,082              767,751              906,532            2,434,365
   Selling and marketing                                  2,084,941            4,586,823            1,750,615            8,510,677
   General and administrative                             4,338,374            3,677,834            1,987,307           10,204,428
   Depreciation and amortization                          1,555,626              940,995              270,908            2,768,088
   Non-cash expense related to the issuance
     of warrants                                                  -            7,488,000              491,428            7,979,428
                                                   ----------------    -----------------    -----------------    -----------------
 Total operating expenses                                 8,739,023           17,461,403            5,406,790           31,896,986
                                                   ----------------    -----------------    -----------------    -----------------

 Operating loss                                         (10,765,506)         (20,502,223)          (5,478,697)         (37,036,196)

 Other income (expense), net:
   Interest income                                          355,262              687,724               73,270            1,116,256
   Interest expense                                         (40,079)            (140,651)             (67,521)            (247,564)
   Equity in earnings of investee                             7,676                    -                    -                7,676
   Other income (expense)                                    36,941                 (900)                   -               35,354
                                                   ----------------    -----------------    -----------------    -----------------
 Total other income (expense), net                          359,800              546,173                5,749              911,722

 Loss before income taxes and cumulative
   effect of accounting change                          (10,405,706)         (19,956,050)          (5,472,948)         (36,124,474)
 Income taxes                                                     -                    -                    -                    -
                                                   ----------------    -----------------    -----------------    -----------------

 Net loss before cumulative effect of
   accounting change                                    (10,405,706)         (19,956,050)          (5,472,948)         (36,124,474)

 Cumulative effect of a change in accounting
   principle, net of taxes                                        -              (52,273)                   -              (52,273)
                                                   ----------------    -----------------    -----------------    -----------------

 Net loss                                           $   (10,405,706)    $    (20,008,323)    $     (5,472,948)    $    (36,176,747)
                                                   =================   ==================   ==================   ==================

 Net loss per common share before
   cumulative effect of accounting change-
   basic and diluted                                $         (0.58)    $          (1.35)    $          (0.50)    $          (2.58)

 Cumulative effect of accounting change-
   basic and diluted                                              -                    -                    -                    -
                                                   ----------------    -----------------    -----------------    -----------------

 Net loss per common share - basic and
   diluted                                          $         (0.58)    $          (1.35)    $          (0.50)    $          (2.58)
                                                   =================   ==================   ==================   ==================

 Weighted average common shares
   outstanding - basic and diluted                        18,017,051           14,793,622           10,876,096           13,999,930
                                                   =================   ==================   ==================   ===================

 See notes to consolidated financial statements.


      -------------------------------------------------------------------------------------------------------------------------
                                                        25


                                                  BILLSERV, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock           Additional      During the       Other            Total
                                               ------------           Paid - In      Development   Comprehensive     Shareholders'
                                            Shares       Amount        Capital          Stage          Income          Equity
                                         ------------ ------------  --------------  ------------- --------------- -----------------
Balance at July 30, 1998 (date of
  inception)                                    1,000  $         -   $           -   $          -  $            -  $              -
Acquisition of Shares and Reverse Merger,
   December 9, 1998                        10,029,000       10,030               -        (4,636)               -             5,394
Net Loss From Inception (July 30, 1998)
    to December 31, 1998                                         -               -      (289,770)               -         (289,770)
                                         ------------ ------------  --------------  ------------- --------------- -----------------

Balance at December 31, 1998               10,030,000       10,030               -      (294,406)               -         (284,376)
Shares issued under Reg. S,
   June 1999 ($5.60 per share)                946,428          946       5,299,054              -               -         5,300,000
Issuance of Common Stock Warrants,
   May 1999                                         -            -         356,583              -               -           356,583
Issuance of Common Stock Warrants,
   August 1999                                      -            -         134,845              -               -           134,845
Issuance of Common Stock, net of issuance
   costs, October 1999 ($3.25 per share)    1,250,791        1,251       3,725,173              -               -         3,726,424
Issuance of Common Stock, net of issuance
   costs, October 1999, in Exchange for
   Debt ($3.25 per share)                     153,846          154         490,057              -               -           490,211
Issuance of Common Stock, net issuance
   costs, December 1999 ($5.50 per share)     732,000          732       3,689,872              -               -         3,690,604
Net Loss for the Year Ended
   December 31, 1999                                -            -               -    (5,472,948)               -       (5,472,948)
                                         ------------ ------------  --------------  ------------- --------------- -----------------


Balance at December 31, 1999               13,113,065       13,113      13,695,584    (5,767,354)               -         7,941,343




Equity Issuance Costs                               -            -         (8,465)              -               -           (8,465)
Exercise of Warrants, January 2000
   ($3.75 per share)                           15,400           15          57,735              -               -            57,750
Exercise of Warrants, February 2000
  ($3.75 per share)                           126,969          127         476,007              -               -           476,134


      -------------------------------------------------------------------------------------------------------------------------
                                                        26


                                                          BILLSERV, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock           Additional      During the       Other            Total
                                               ------------           Paid - In      Development   Comprehensive     Shareholders'
                                            Shares       Amount        Capital          Stage          Income          Equity
                                         ------------ ------------  --------------  ------------- --------------- -----------------
Exercise of Warrants, February 2000
   ($4.45 per share)                           52,426  $        53   $     232,984   $          -  $            -  $        233,037
Exercise of Warrants, March 2000
   ($3.25 per share)                           22,515           23          73,147              -               -            73,170
Exercise of Warrants, March 2000
   ($6.86 per share)                           11,032           11          75,648              -               -            75,659
Exercise of Warrants, March 2000
   ($6.18 per share)                          145,054          145         895,911              -               -           896,056
Exercise of Warrants, March 2000
   ($6.73 per share)                            2,318            2          15,607              -               -            15,609
Exercise of Warrants, March 2000
   ($3.75 per share)                          138,385          138         518,806              -               -           518,944
Stock Option Exercise, March 2000
   ($2.81 per share)                              900            1           2,530              -               -             2,531
Exercise of Warrants, March 2000
   ($3.75 per share)                          673,076          673       2,523,362              -               -         2,524,035
Exercise of Warrants, April 2000
   ($3.75 per share)                          326,961          327       1,225,777              -               -         1,226,104
Issuance of Common Stock, Net of Issuance
   Costs, June 2000 ($11.375 per share)       879,121          879       9,564,621              -               -         9,565,500
Value of Common Stock Warrants granted in
   Connection with Issuance of Common
   Stock                                            -            -       7,488,000              -               -         7,488,000
Stock Option Exercise, June 2000
   ($2.81 per share)                              500            1           1,405              -               -             1,406
Issuance of Common Stock, July 2000
   ($6.56 per share)                           17,848           18         117,075              -               -           117,093
Equity Issuance Costs                               -            -        (56,876)              -               -          (56,876)
Stock Option Exercise, August 2000
   ($2.81 per share)                              300            -             844              -               -               844
Stock Option Exercise, September 2000
   ($4.37 per share)                            2,000            2           8,748              -               -             8,750
Equity Issuance Costs                               -            -       (150,000)              -               -         (150,000)
Comprehensive Loss:
    Unrealized Gain on Investments                  -            -               -              -          13,109            13,109
    Net Loss for the Year Ended
       December 31, 2000                            -            -               -   (20,008,323)               -      (20,008,323)
                                                                                                                  -----------------
    Comprehensive Loss                                                                                                 (19,995,214)
                                         ------------ ------------  --------------  ------------- --------------- -----------------

Balance at December 31, 2000               15,527,870       15,528      36,758,450   (25,775,677)          13,109        11,011,410


      -------------------------------------------------------------------------------------------------------------------------
                                                        27

                                                          BILLSERV, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock           Additional      During the       Other            Total
                                               ------------           Paid - In      Development   Comprehensive     Shareholders'
                                            Shares       Amount        Capital          Stage          Income          Equity
                                         ------------ ------------  --------------  ------------- --------------- -----------------
Issuance of Common Stock, January 2, 2001
   ($2.18 per share)                           69,299           69         150,866              -               -           150,935
Stock Option Exercise, January 31, 2001
   ($4.38 per share)                            8,000            8          34,992              -               -            35,000
Issuance of Common Stock, net of issuance
   costs, March 28, 2001 ($2.50 per share)  2,885,462        2,885       6,594,746              -               -         6,597,631
Issuance of Common Stock, July 6, 2001
   ($1.74 per share)                           47,895           49          83,406              -               -            83,455
Issuance of Common Stock, net of issuance
   costs, November 27, 2001 ($1.25 per
   share)                                   2,000,000        2,000       2,286,950              -               -         2,288,950
Comprehensive Loss:
    Unrealized Gain on Investments                  -            -               -              -        (13,109)          (13,109)
    Net Loss for the Year Ended
       December 31, 2001                            -            -               -   (10,405,706)               -      (10,405,706)
                                                                                                                  -----------------
    Comprehensive Loss                                                                                                 (10,418,815)
                                         ------------ ------------  --------------  ------------- --------------- -----------------

Balance at December 31, 2001               20,538,526  $    20,539   $  45,909,410  $(36,181,383)  $           -   $      9,748,566
                                         ============ ============  ==============  ============= =============== =================


See notes to consolidated financial statements.






      -------------------------------------------------------------------------------------------------------------------------
                                                        28

                                                         BILLSERV, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   July 30, 1998
                                                                                                                  (Inception) to
                                                         2001                 2000                1999           December 31, 2001
                                                  -------------------  ------------------- -------------------  -------------------
Cash flows from operating activities:
Net loss                                           $    (10,405,706)    $    (20,008,323)   $     (5,472,948)    $     (36,176,747)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock warrants                                  -            7,488,000             491,428             7,979,428
Depreciation and amortization                              1,555,626              940,955             270,908             2,768,048
Gain on sale of investments                                 (36,070)                    -                   -              (36,070)
Equity in earnings of investee                               (7,676)                    -                   -               (7,676)
Cumulative effect of change in accounting
  principle                                                        -               52,273                   -                52,273
Changes in current assets and current liabilities:
  (Increase) decrease in accounts receivable                 344,860            (772,310)            (10,227)             (437,677)
  (Increase) decrease in related party notes
     receivable                                              121,584            (253,516)             (6,222)             (162,154)
  (Increase) decrease in prepaid expenses
     and other                                               377,551                5,004           (346,414)                 1,779
  Increase (decrease) in accounts payable and
     accrued expenses and other current
     liabilities                                           (757,863)              735,458             851,212             1,020,713
  Decrease in related party accounts payable                       -                    -           (150,000)             (150,000)
  Increase (decrease) in deferred revenue                  (173,371)              768,727                   -               595,356
                                                  -------------------  ------------------- -------------------  -------------------
Net cash used in operating activities                    (8,981,065)         (11,043,732)         (4,372,263)          (24,552,727)

Cash flows from investing activities:
Purchase of property and equipment                         (722,748)          (3,652,712)         (1,052,459)           (5,448,028)
Purchase of investments                                            -          (7,864,759)           (275,496)           (8,140,255)
Proceeds from sales and maturities of investments          2,028,680            5,863,048                   -             7,891,728
Long-term deposits, net                                      218,641            (764,496)            (45,041)             (590,896)
Other investing activities                                     2,577                    -            (86,884)              (78,913)
                                                  -------------------  ------------------- -------------------  -------------------
Net cash provided by (used in) investing
  activities                                               1,527,150          (6,418,919)         (1,459,880)           (6,366,364)

Cash flows from financing activities:
Advance from shareholders                                          -                    -           1,500,000             2,000,000
Repayment to shareholders                                          -                    -         (2,000,000)           (2,000,000)
Proceeds from notes payable and short-term
  borrowings                                                       -            1,500,000           1,000,000             2,500,000
Principal payments for notes payable                     (1,500,000)                    -           (500,000)           (2,000,000)
Principal payments for capital lease obligations           (181,328)            (512,231)           (135,291)             (828,850)
Exercise of warrants                                               -            6,096,498                   -             6,096,498
Issuance of common stock, net of issuance costs            9,155,971            9,480,783          12,707,239            31,343,993
                                                  -------------------  ------------------- -------------------  -------------------
Net cash provided by financing activities                  7,474,643           16,565,050          12,571,948            37,111,641
                                                  -------------------  ------------------- -------------------  -------------------

Net increase (decrease) in cash and cash
  equivalents                                                 20,728            (897,601)           6,739,805             6,192,550

Cash and cash equivalents, beginning of period             6,171,822            7,069,423             329,618                     -
                                                  -------------------  ------------------- -------------------  -------------------
Cash and cash equivalents, end of period           $       6,192,550    $       6,171,822   $       7,069,423    $        6,192,550
                                                  ===================  =================== ===================  ===================


Supplemental information:
  Cash paid for interest                           $          52,027    $         139,755   $          28,933    $          220,715

Non-cash investing and financing activities:
  Purchases of equipment under capital leases      $               -    $         278,080   $         563,707    $          841,787
  Conversion of debt to equity                     $               -    $               -   $         500,000    $          500,000


See notes to consolidated financial statements.

      -------------------------------------------------------------------------------------------------------------------------
                                                        29

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Billserv, Inc., formerly known as billserv.com, Inc., and its subsidiaries (collectively, "Billserv" or "the Company"), provide electronic bill presentment and payment ("EBPP") services to companies generating recurring bills, primarily in the United States. The Company also provides related consulting and Internet-based customer care interaction services. In addition, the Company operates an Internet bill presentment and payment portal for consumers under the domain name WWW.BILLS.COM.

BASIS OF PRESENTATION

The Company's principal activities since inception have included research and development, raising of capital and organizational activities. The Company has recently increased its activities in the areas of obtaining billing clients and implementing EBPP capabilities for those billers. The Company remained a development stage company through 2001, as recurring revenue related to EBPP activity had not reached a significant level. The Company expects to continue to incur losses during the next several quarters of operations as it works toward achieving profitability. The Company plans to meet its future capital requirements primarily through revenues from operations. Management believes that there will be adequate liquidity to fund its operations and anticipated cash needs for fiscal 2002. However, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company believes it has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating loss as previously reported.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, bills.com, Inc. and billserv.com-canada, Inc. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company's customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company recorded bad debt expense of $21,000 and $10,000 for 2001 and 2000, respectively, and recorded bad debt write-offs of $12,069 to its allowance for doubtful accounts in 2001. There were no provisions made for bad debt expense in 1999 or write-offs recorded to the allowance for doubtful accounts in 2000. At December 31, 2001 and 2000, the balance of the allowance for doubtful accounts was $18,931 and $10,000, respectively.

--------------------------------------------------------------------------------
                                       30

One billing customer accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP solution during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced solution with Billserv to an in-house solution. The resulting loss of transaction revenues is expected to be mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house solution. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services. Concentration of credit was not a significant risk in 1999 as total revenues were only $55,438.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

INVESTMENTS

The Company's investments consist primarily of commercial paper, repurchase agreements and investment-grade corporate bonds. The Company classifies these investments as "available-for-sale," "trading" or "held-to-maturity" securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not had any investments classified as "trading" or "held-to-maturity" securities. Investments classified as "available-for-sale" securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity (See Note 2). Realized gains and losses on sales of available-for-sale securities are determined based on the amortized cost of such securities using the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSET

The cost of the intangible asset is being amortized on a straight-line basis over a five-year period.

REVENUE RECOGNITION

Revenue consists of implementation fees, hosting and transaction fees, and fees for consulting services. Revenue from implementation fees that do not represent a separate earnings process is recognized over the term of the related service contract, generally three to five years. Hosting and transaction fees are recognized as revenue as the related services are provided. Consulting fees are recognized on a time and materials basis when services are rendered.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. The Company incurred $19,000, $1,394,000 and $439,000 in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

FOREIGN OPERATIONS

Foreign operations began in 2000, however the impact financially of expanding internationally is not significant at December 31, 2001. Australia and Canada are the only foreign countries in which the Company is currently operating. The Company's Australia operations include a 50% interest in a corporate joint venture to provide EBPP services. The Company accounts for this investment under the equity method. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.


--------------------------------------------------------------------------------
                                       31

INCOME TAXES

Income taxes are determined using the liability method (see Note 12). Under this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COMPREHENSIVE LOSS

The Company's comprehensive loss is comprised of net loss and unrealized gains and losses on investments classified as available-for-sale.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method in accounting for its stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. The pro forma effects of fair value accounting for stock-based compensation costs on net loss and loss per share are disclosed in Note 13.

NET LOSS PER SHARE

Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets are no longer amortized, but are subject to at least an annual assessment of impairment. The Company will adopt these statements on a prospective basis on January 1, 2002. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company.

NOTE 2. FINANCIAL INSTRUMENTS

The following is a summary of available-for-sale investments at December 31, 2001 and 2000:

                                    December 31, 2001                       December 31, 2000
                           -----------------------------------    -----------------------------------
                                          Gross                                  Gross
                           Amortized   unrealized      Fair       Amortized    unrealized     Fair
                             Cost         Gains        Value        Cost         Gains        Value
                           ---------   ----------    ---------    ---------    ----------   ---------
Time deposits              $ 236,948       $  0      $ 236,948   $   335,000     $     0   $  335,000
Corporate bonds                    0          0              0     2,001,711      13,109    2,014,820
                           ---------       ----      ---------    ----------     -------    ---------
                           $ 236,948       $  0      $ 236,948    $2,336,711     $13,109   $2,349,820
                           =========       ====      =========    ==========     =======   ==========

Included in the above table are securities with fair values totaling $236,948 and $1,013,900 at December 31, 2001 and 2000, respectively, which are classified as short-term investments and $1,335,920 at December 31, 2000 which are classified as long-term assets in the accompanying consolidated balance sheets. All short-term investments mature within one year. At December 31, 2001 and 2000, short-term and long-term investments includes restricted time deposits of $236,948 and $335,000, respectively, which is used as collateral on capital leases (see Note 8).


--------------------------------------------------------------------------------
                                       32

NOTE 3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 requires the Company's revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy for up-front implementation fees. The cumulative effect of this accounting change totaled $52,273. This amount was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual service periods.

NOTE 4. ISSUANCE OF CAPITAL STOCK

Regulation S Issuance

On June 11, 1999, the Company issued 946,428 shares of common stock in exchange for $5.3 million in cash. The stock was issued pursuant to exemption under Regulation S.

Private Placements

In October 1999 and December 1999, the Company issued 1,404,637 and 732,000 shares of common stock, respectively, under a private placement offering (the "1999 Offering"). The shares were issued at $3.25 and $5.50 per share, respectively, which represented a discount upon the average reported closing sale price of the common stock for the ten business days immediately preceding the closing date. Net proceeds totaled approximately $7,907,000, net of offering costs of $684,000, which included $526,000, or 6.5% of the 1999 Offering, paid to the placement agent. Of the shares issued in October 1999, 153,846 were issued in satisfaction of a $500,000 short-term note payable (See Note 10).

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

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.5 million. In connection with this transaction, the Company also issued warrants to purchase 2,179,121 shares of common stock, and warrants to purchase up to an additional 2,801,903 shares if certain criteria are met (See Note 14).

In March 2001, the Company issued 2,885,462 shares of common stock under a private placement offering. The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company subsequently filed a registration statement with the SEC to register the shares issued in this offering.

In November 2001, the Company issued 2,000,000 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $1.25 per share. Net proceeds totaled approximately $2.3 million, net of offering costs of approximately $211,000, which included approximately $200,000, or 8% of the Offering, paid to the placement agent. The Company subsequently filed a registration statement with the SEC to register the shares issued in this offering. In connection with this transaction, the Company also issued warrants to purchase 2,000,000 shares of common stock (See Note 14).


--------------------------------------------------------------------------------
                                       33

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2001 and 2000:

                                               December 31,      December 31,
                                                  2001               2000
                                            ------------------ -----------------

       Furniture and fixtures                $      1,285,440   $     1,283,564
       Equipment                                    2,983,164         2,535,602
       Software                                     1,613,759         1,394,990
       Leasehold improvements                         537,795           483,004
                                            ------------------ -----------------

                                                    6,420,158           697,160
       Less: accumulated depreciation and
             amortization                         (2,718,953)       (1,178,813)
                                            ------------------ -----------------

       Total property and equipment, net     $      3,701,205   $     4,518,347
                                            ================== =================

For 2001, 2000 and 1999, the Company recorded $1,540,626, $925,995 and $263,408, respectively, of depreciation expense related to fixed assets, including amortization expense related to capital leases. Amortization expense related to intangible assets was $15,000, $15,000 and $7,500 in 2001, 2000 and 1999,
respectively.

NOTE 6. OTHER ASSETS

At December 31, 2001 and 2000, other assets included a cash deposit of approximately $413,000 and $516,000, respectively, related to the lease for its corporate headquarters. Additionally, certificates of deposit totaling $335,000 used as collateral for long-term capital leases were included in other assets at December 31, 2000 (see Note 8).

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following balances:

                                  December 31,       December 31,
                                      2001              2000
                               ----------------- -----------------

       Accrued salaries         $        257,843  $        332,337
       Accrued vacation                  122,501           183,703
       Accrued property taxes             99,338            94,000
       ESPP withholdings                  40,745           151,172
       Other accrued expenses            143,773           135,560
                               ----------------- -----------------

       Total                    $        664,200  $        896,772
                               ================= =================

NOTE 8. OBLIGATIONS UNDER CAPITAL LEASES

Property held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Property held under a capital lease is amortized on a straight-line basis over the estimated useful life of the assets. Amortization of property held under capital leases is included with depreciation expense. At both December 31, 2001 and 2000, there was $498,946 of office and computer equipment held under capital leases. All of the Company's capital leases are secured by certificates of deposit totaling approximately $237,000 at December 31, 2001.

The following is a schedule of future minimum lease payments under capital leases for the year ending December 31, 2002, together with the present value of the minimum lease payments as of December 31, 2001:

       Year ending December 31, 2002                         $    158,651
       Less: amount representing interest                        (10,423)
                                                            -------------
       Current portion of obligations under capital
       leases                                                $    148,228
                                                            =============

These obligations are classified as capital leases due to the bargain purchase option contained therein.


--------------------------------------------------------------------------------
                                       34

NOTE 9. OPERATING LEASES

In March 2000, the Company entered into a five-year operating lease for its corporate headquarters at a rate of $98,000 per month. This lease provides the Company a five-year renewal option. The lease required an initial cash deposit of approximately $516,000. Additionally, the Company leases office space and other equipment under non-cancelable operating leases. Rental expense under operating leases for the year ended December 31, 2001, 2000 and 1999, was $1,245,000, $681,000 and $116,000, respectively. Future minimum lease payments required under operating leases, by year and in the aggregate, consist of the following at December 31, 2001:

                    Year ending December 31,

                             2002                     $1,195,446
                             2003                      1,192,909
                             2004                      1,177,803
                             2005                        880,936
                                                      ----------

                    Total minimum lease payments      $4,447,094
                                                      ==========

NOTE 10. DEBT

Note Payable

On August 6, 1999, the Company issued a one-year unsecured note payable for $1.0 million to an accredited investor, which accrued interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement cash reserves until future equity financing was obtained. In connection with the issuance of the note, a $20,000 loan origination fee was paid to a venture capital firm. On October 22, 1999, 153,846 shares of common stock were issued pursuant to the terms of the 1999 Offering (see Note 4) in satisfaction of $500,000 of the note. The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.

Line of Credit

On June 9, 2000, the Company executed a working capital line of credit agreement with a bank in the amount of $1,500,000. Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in July 2001. At December 31, 2000, the line of credit was subject to an interest rate of 9.25%. The line of credit was secured by certain investments of the Company. The Company borrowed $1,500,000 on this line of credit for the security deposit and leasehold improvements of the Company's corporate headquarters and repaid the entire outstanding balance plus accrued interest in January 2001. The line of credit expired in July 2001 and was not renewed.

NOTE 11. RELATED PARTY TRANSACTIONS

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

From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers was $230,000 during 2001 and 2000 and $25,000 during 1999.

On September 30, 1999, the Company loaned $25,000 to an officer of the Company. The loan was repaid in full, including interest at 8% annually, during 2000.

In December 2000, an officer of the Company borrowed approximately $20,000 that bears interest at a rate of 8% annually. The loan was repaid in full during 2001.

On August 16, 2000, an officer of the Company borrowed approximately $60,000 that bears interest at a rate of 8% annually. At December 31, 2001, $46,000 was outstanding under this loan. On December 21, 2000, the Company entered into a 30-day promissory note with the same officer for $125,000. The promissory note was repaid in full in January 2001, including interest at a rate of 8% annually.


--------------------------------------------------------------------------------
                                       35

During 2000, an officer of the Company borrowed approximately $35,000, of which $25,000 was outstanding at December 31, 2000. During 2001, the Company loaned an additional $94,000 to this officer prior to his resignation from the Company. At December 31, 2001, the Company had an aggregate of $115,000 in notes receivable bearing interest at 8% annually from this ex-officer.

During December 2000 and May 2001, the Company pledged $1.0 million and $960,000, respectively, held as money market funds and certificates of deposit to collateralize margin loans of four officers of the Company. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these officers, one of whom was no longer employed by the Company at December 31, 2001. The total balance of the margin loans guaranteed by the Company was approximately $2.0 million at December 31, 2001. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

NOTE 12. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                2001                 2000                 1999
                                         -------------------- -------------------  -------------------
        Deferred Tax Assets:
        --------------------
        Warrant expense                   $      2,713,006     $     2,713,006      $             -
        Deferred revenue                           221,894             280,840                    -
        Start-up and organizational costs          167,042             242,432              283,075
        Accrued expenses                            42,748             108,155                    -
        Research credit                             38,153              38,153               38,153
        Amortization                                 8,925               5,525                2,210
        Allowance for doubtful accounts              6,437               3,400                    -
        Trademark cost                                 636                 721                  774
        Other                                        2,710               2,710                    -
        Net operating loss                       9,195,720           5,562,499            1,683,551
                                         -------------------- -------------------  -------------------
                                                12,397,271           8,957,441            2,007,763
        Valuation allowance                    (12,221,101)         (8,800,051)          (1,990,513)
                                         -------------------- -------------------  -------------------
        Total Deferred Tax Asset                   176,170             157,390               17,250

        Deferred Tax Liabilities:
        -------------------------
        Depreciation                               104,773              75,694               11,558
        Prepaid expenses                            61,987              74,896                5,692
        Equity in earnings of investee               2,610                   -                    -
        Other                                        6,800               6,800                    -
                                         -------------------- -------------------  -------------------
        Total Deferred Tax Liabilities             176,170             157,390               17,250
                                         -------------------- -------------------  -------------------
        Net Deferred Tax Asset
        (Liability)                       $              -     $             -      $             -
                                         ==================== ===================  ===================

For the years ended December 31, 2001, 2000 and 1999, the Company generated net operating losses for tax purposes of approximately $10.6 million, $12.0 million, and $4.95 million, respectively. The loss for the year ended December 31, 2001 expires in 2022; the loss for the year ended December 31, 2000 expires in 2021; and the loss for the year ended December 31, 1999 expires in 2020. The Company also has a research and development credit of approximately $38,000 that expires in 2015. Legislation regarding the research and development tax credit extended that utilization period. However, use of the credit is suspended during certain periods. The Company intends to utilize the research and development credit during the applicable periods. For financial reporting purposes, a valuation allowance of approximately $12.2 million has been recognized to offset the deferred tax assets related to various temporary differences at December 31, 2001.

For the period from inception (July 30, 1998) through December 31, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $27 million that begin to expire in year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.


--------------------------------------------------------------------------------
                                       36

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                    2001                 2000                 1999
                                             -------------------- -------------------  -------------------
       Tax at US statutory rate -- 34%        $       (3,537,940)  $      (6,802,830)   $      (1,860,802)
       Valuation allowance                             3,421,050           6,809,538            1,892,513
       Permanent and other differences                   116,890              31,445                6,442
       Research credit                                         -             (38,153)             (38,153)
                                             -------------------- -------------------  -------------------

       Income tax expense
                                              $                -   $               -    $               -
                                             ==================== ===================  ===================

NOTE 13. EMPLOYMENT BENEFIT PLANS Number Of Shares Weighted Average

Stock Option Plans

The Board of Directors and stockholders approved the 1999 Employee Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") as well as restricted stock to key employees. Under the terms of the Employee Plan, the exercise price of incentive stock options must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to the Employee Plan.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders in 1999. Under the Director Plan, which is administered by a committee of no less than two board members and two disinterested persons, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company has reserved 500,000 shares of its common stock for issuance pursuant to the Director Plan.

Activity under the Employee Plan and Director Plan from inception to December 31, 2001 is as follows:

                                                                                 Weighted Average
                                                          Number of Shares        Exercise Price
                                                        --------------------   --------------------
                  Inception of Plans, January 1, 1999
                     Granted                                     1,091,300             $3.86
                     Cancelled                                     (27,000)             3.93
                     Exercised                                           -                 -
                                                        --------------------

                  Outstanding, December 31, 1999                 1,064,300              3.86
                     Granted                                     2,075,075              5.56
                     Cancelled                                   (236,500)              5.42
                     Exercised                                     (3,700)              3.66
                                                        --------------------

                  Outstanding, December 31, 2000                2,899,175               4.95
                     Granted                                    2,045,162               0.97
                     Cancelled                                   (646,032)              4.67
                     Exercised                                     (8,000)              4.38
                                                       ---------------------

                  Outstanding, December 31, 2001                4,290,305              $3.10
                                                       =====================

There was an aggregate of 1,197,995, 597,125, and 1,435,700 options to purchase the Company's common stock available for future grants under the Employee and Director Plans at December 31, 2001, 2000 and 1999, respectively. Exercisable stock options amounted to 1,089,059 at a weighted average price of $4.62 and 300,373 at a weighted average price of $3.81 at December 31, 2001 and 2000, respectively. There were no stock options exercisable at December 31, 1999.


--------------------------------------------------------------------------------
                                       37

Summarized information about stock options outstanding at December 31, 2001 is as follows:

                                                  Options Outstanding                    Options Exercisable
                                          -------------------------------------  ------------------------------------
                                           Weighted Average        Weighted                            Weighted
  Range of Exercise         Options            Remaining       Average Exercise     Number of       Average Exercise
        Prices            Outstanding      Contractual Life         Price             Options            Price
----------------------- ----------------- ------------------- -----------------  ----------------- ------------------
     $0.86-$0.88           1,851,300             9.83              $0.86                -                  -
     $1.55-$2.09             892,012             9.05              $2.04             299,405             $2.04
     $2.75-$4.88             695,967             7.55              $3.61             459,736             $3.62
     $5.19-$7.84             494,850             8.11              $6.91             205,186             $6.67
     $9.44-$11.88            356,176             8.29              $11.09            124,732            $11.10
                        -----------------                                        -----------------
                           4,290,305             8.97              $3.10            1,089,059            $4.62
                        =================                                        =================

The weighted average fair value of stock options at date of grant was $0.73, $4.20 and $2.69 per option for options granted during fiscal years 2001, 2000, and 1999, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                            2001              2000             1999
                                                            ----              ----             ----
                           Dividend yield                   None              None             None
                           Expected volatility              119%              118%             102%
                           Risk-free interest rate          3.40%             5.22%            6.25%
                           Expected life                    3.95              3.98             3.50

Had compensation expense been recorded based on the fair value at the grant date for 2001, 2000 and 1999 stock option grants, net loss and net loss per share would approximate the pro forma amounts below:

                                                                        2001               2000                1999
                                                                        ----               ----                ----
         Pro forma net loss                                         $(13,188,701)       $(23,778,759)      $(6,476,551)

         Pro forma net loss per common share - basic and diluted    $      (0.73)       $      (1.61)      $     (0.60)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Employee Stock Purchase Plan

The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company's common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 864,958 shares at December 31, 2001. The first offering period under the ESPP began January 1, 2000. A total of 117,194 and 17,848 shares were issued under the ESPP in 2001 and 2000, respectively, at prices ranging from $1.74 per share to $6.56 per share.

401(k) Plan

In May 1999, the Company adopted a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during fiscal 2001, 2000 and 1999.

NOTE 14. STOCK WARRANTS

On May 7, 1999, the Company contracted to issue warrants for the purchase of up to 500,000 shares of common stock to a financial services reseller. Subject to specific performance criteria, this reseller may earn the right to purchase shares of common stock, at the closing bid price as of May 7, 1999 ($6.50), over a three-year term. No warrants had been issued as of December 31, 2001.

--------------------------------------------------------------------------------

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

In connection with the 1999 Offering (see Note 4), the Company issued warrants to the twenty-one investors to purchase 1,404,637 shares of common stock at $3.75 per share, or one warrant for each share issued. The warrants are exercisable for three years from the date of issuance, or until October 14, 2002. The Company has the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $12.00 for a period of twenty consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time they may be redeemed for $.05 per warrant. As part of the compensation for acting as placement agent for the 1999 Offering, the Company issued warrants to the investment banker for the purchase of 36,924, 600, 18,900, 19,950, 8,890 and 3,500 shares of common stock. The warrants are immediately exercisable, carry a five year term, exercise prices of $3.25, $3.25, $8.00, $7.44, $7.41, and $7.31, respectively, piggyback registration rights, and cashless exercise provision.

In connection with the CheckFree investment, the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into the extended biller service provider agreement and investing $10.0 million. The Company recorded $7,488,000 of expense and a corresponding credit to additional paid-in capital related to the estimated fair value of 1.3 million of these warrants, which were issued as consideration for entering into the extended biller service provider agreement. Also, CheckFree has the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of these warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation, which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date. As of December 31, 2001, none of these incentive warrants have vested.

In connection with the 2001 Offering (see Note 4), the Company issued warrants to the eighteen investors to purchase 2,000,000 shares of common stock at $1.80 per share, or one warrant for each share issued. The warrants are exercisable for five years from the date of issuance, or until November 27, 2006. The Company has the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $5.40 for a period of twenty consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time they may be redeemed for $.05 per warrant.

At December 31, 2001, the outstanding vested warrants to purchase common stock are as follows:

  Shares of Common       Exercise          Aggregate Exercise    Expiration
        Stock             Price                  Price              Date
--------------------------------------------------------------------------------

             57,431       $ 3.75                 $  215,366      10/14/2002
             20,000         3.75                     75,000      10/25/2002
             41,237         6.06                    250,000      08/05/2004
                250         3.25                        813      10/14/2004
                280         8.00                      2,240      12/15/2004
              8,890         7.41                     65,875      12/20/2004
              3,500         7.31                     25,585      12/22/2004
          2,179,121        11.38                 24,798,397      06/02/2010
          2,000,000         1.80                  3,600,000      11/27/2006
         ----------                            ------------
          4,310,709                            $ 29,033,276
         ==========                            ============


--------------------------------------------------------------------------------

NOTE 15. COMMON STOCK LISTING

Billserv common stock began trading on the OTC BB operated by the National Association of Securities Dealers on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. The Company filed its initial filing on Form 10 with the SEC on June 10, 1999 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTC BB's phase-in schedule for the new eligibility rules, the listing on the OTC BB was terminated. The Company's common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and the stock was relisted and traded on the OTC BB through March 13, 2000 at which time the stock was approved for trading on the NASDAQ Small Cap Market. Subsequently the stock was approved for trading on the NASDAQ National Market on July 31, 2000, under the symbol "BLLS".

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

In March 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. The line of credit is secured by certain investments of the Company.

In March 2002, an ex-officer of the Company repaid the balance of his loans totaling $115,000, plus accrued interest, to the Company.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2001 and 2000 is presented below.

                                                       2001
                               -----------------------------------------------------
                                  First        Second        Third        Fourth
                               -----------------------------------------------------
Revenue                         $    509,409 $    690,062 $    831,893  $    937,314
Gross margin                       (722,907)    (536,188)    (474,507)     (292,881)
Net loss                        $(3,234,305) $(2,576,973) $(2,478,390)  $(2,116,038)
Net loss per common share-
  basic and diluted (a)         $     (0.21) $     (0.14) $     (0.13)  $     (0.11)
Weighted average shares           15,697,051   18,490,631   18,535,923    19,299,313

                                                       2000
                              ------------------------------------------------------
                                  First        Second        Third       Fourth
                              ------------------------------------------------------
Revenue                         $      6,426 $      45,208 $    117,499 $    480,890
Gross margin                       (464,265)     (747,703)    (953,708)     (875,144)
Net loss                        $(2,071,213) $(10,184,683) $(3,770,212) $ (3,982,215)
Net loss per common share-
  basic and diluted (a)         $     (0.16) $      (0.68) $     (0.24) $      (0.26)
Weighted average shares           13,230,142    14,874,517   15,525,973    15,527,870

     (a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per common share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



--------------------------------------------------------------------------------

                                    PART III

Certain information required by Part III is omitted from this Report in that we will file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 23, 2002, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which appears under the caption "Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation ("CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.5 million. In connection with the CheckFree investment, the Company issued to CheckFree warrants to purchase 2,179,121 shares at $11.375 per share, thereby causing CheckFree to beneficially own more than 5% of the Company's common stock. During 2001 and 2000, the Company paid CheckFree approximately $175,000 and $100,000 for implementation and distribution services related to the Company's provision of EBPP services to billers.

On January 4, 2001, the Company retained PMG Capital to act as its placement agent in connection with one or more private placement transactions, as well as to perform other investment, strategic and financial advisory services for the Company for a one-year term. As compensation for providing these services, the Company paid PMG Capital a $50,000 initial retainer and a $5,000 monthly retainer through August 2001. Under the agreement, the Company was obligated to pay PMG Capital a fee equal to 7.5% of the total amount raised in a private placement transaction.

Mr. Louis Hoch, President, Chief Operating Officer and a Director of the Company, borrowed approximately $60,000 at a rate of 8% and entered into a 30-day promissory note for $125,000 at a rate of 8% on August 16, 2000 and December 21, 2000, respectively. The largest amount owed to the Company by Mr. Hoch during 2001 was approximately $184,000. Mr. Hoch used the proceeds of the $60,000 loan for usual and customary living expenses. At December 31, 2001, approximately $46,000 was outstanding under this loan. The $125,000 30-day promissory note was incurred to allow Mr. Hoch to pay down a margin loan to an institutional lender. This margin loan was secured by shares of the Company's stock held by Mr. Hoch. The promissory note was repaid in full in January 2001, including accrued interest.

Mr. David Jones, a former Executive Vice President and Director of the Company, borrowed approximately $35,000 at a rate of 8% during 2000, of which $25,000 was outstanding at December 31, 2000. During 2001, the Company loaned an additional $94,000 at a rate of 8% to Mr. Jones prior to his resignation from the Company. Mr. Jones used the proceeds of these loans for usual and customary living expenses and to pay down a margin loan to an institutional lender. At December 31, 2001, the Company had an aggregate of $115,000 in notes receivable bearing interest at 8%, which was the largest amount owed to the Company by Mr. Jones during 2001. In March 2002, Mr. Jones repaid the balance of these loans in full, including accrued interest.


--------------------------------------------------------------------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this Report

     (1)  Financial Statements

          The financial statements listed in the index under Part II, Item 8 hereof are filed as part of this Report.

     (2)  Financial Statement Schedules

          All financial statement schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

     (3)  Exhibits

          The exhibits listed below are filed as part of or incorporated by reference in this Report.

Exhibit                                              Description
-------                                              -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29, 1999)

3.2 By-laws, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29,
          1999)

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

10.1 1999 Employee Comprehensive Stock Plan, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed February 11, 2002)

10.2 1999 Non-Employee Director Plan (incorporated by reference to such exhibit in the Registrant's Definitive Proxy Statement, filed November 22, 1999)

10.3 1999 Employee Stock Purchase Plan (incorporated by reference to such exhibit in the Registrant's Definitive Proxy Statement, filed November 22, 1999)

10.4 Form of Employment Agreement dated May 31, 2001, between the Company and Executive Officers of the Company (with accompanying schedule identifying the parties thereto and material details in which such agreements differ with respect to the agreement filed herewith)

21.1      Subsidiaries of the Registrant (filed herewith)

23.1      Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

(b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BILLSERV, INC.

                                                By: /s/ Michael R. Long
                                                   -----------------------
                                                        Michael R. Long
                                                   Chairman of the Board and
                                                   Chief Executive Officer
Date: March 29, 2002

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.


                     By: /s/ Michael R. Long
                         ------------------------
                     Michael R. Long
                     Chairman of the Board and
                     Chief Executive Officer (principal executive officer)


                     By: /s/ Louis A. Hoch
                         ------------------------
                     Louis A. Hoch
                     President, Chief Operating Officer
                     and Director


                     By: /s/ Terri A. Hunter
                         ------------------------
                     Terri A. Hunter
                     Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Director


                     By: /s/ E. Scott Crist
                         ------------------------
                     E. Scott Crist
                     Director


                     By: /s/ Roger R. Hemminghaus
                         ------------------------
                     Roger R. Hemminghaus
                     Director


                     By: /s/ Peter G. Kirby
                         ------------------------
                     Peter G. Kirby
                     Director


                     By: /s/ Richard B. Bergman
                         ------------------------
                     Richard B. Bergman
                     Director


--------------------------------------------------------------------------------
                                       43