Form 10-Q
period 2002-03-31
BILLSERV INC
filed 2002-05-13
CIK 1088034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes |X|   No |_|

At May 1, 2002, 20,581,126 shares of the registrant's common stock, $.001 par value, were outstanding.

================================================================================

                                 BILLSERV, INC.

                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001 ...........................................  3

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 ...................................  4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 ...................................  5

         Notes to Consolidated Financial Statements ........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 12

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K .................................. 13

Signature .................................................................. 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2002   December 31, 2001
                                                                       --------------   -----------------
                                                                         (Unaudited)         (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                         $  4,294,494       $  6,192,550
      Investments                                                            243,074            236,948
      Accounts receivable, net                                               486,400            437,677
      Prepaid expenses and other                                             309,151            225,795
      Related party notes receivable                                          41,304            162,154
                                                                        ------------       ------------
Total current assets                                                       5,374,423          7,255,124

   Property and equipment, net                                             3,939,000          3,701,205
   Intangible asset, net                                                      33,750             37,500
   Other assets                                                              423,370            421,307
                                                                        ------------       ------------
Total assets                                                            $  9,770,543       $ 11,415,136
                                                                        ============       ============

Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                                  $    636,488       $    201,513
      Accrued expenses and other current liabilities                         369,795            664,200
      Current portion of obligations under capital leases                     98,544            148,228
      Current portion of deferred revenue                                    318,484            490,829
                                                                        ------------       ------------
Total current liabilities                                                  1,423,311          1,504,770

Deferred revenue, less current portion                                       152,151            161,800
Long-term borrowings                                                         300,000                 --

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares authorized;
     20,581,126 issued and outstanding at March 31, 2002, 20,538,526
     issued and outstanding at December 31, 2001                              20,581             20,539
   Additional paid-in capital                                             45,948,513         45,909,410
   Accumulated deficit                                                   (38,074,013)       (36,181,383)
                                                                        ------------       ------------
Total stockholders' equity                                                 7,895,081          9,748,566
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $  9,770,543       $ 11,415,136
                                                                        ============       ============

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
Revenues                                        $  1,129,672       $    509,409

Cost of revenues                                   1,205,096          1,232,316
                                                ------------       ------------

Gross margin                                         (75,424)          (722,907)

Operating expenses:
   General and administrative                        964,693          1,182,336
   Selling and marketing                             322,587            823,357
   Research and development                          138,675            214,974
   Depreciation and amortization                     424,000            374,263
                                                ------------       ------------
Total operating expenses                           1,849,955          2,594,930
                                                ------------       ------------

Operating loss                                    (1,925,379)        (3,317,837)

Other income (expense), net:

   Interest income                                    35,977             97,509
   Interest expense                                   (5,622)           (14,848)
   Equity in earnings of investee                      2,180                 --
   Other income (expense)                                214                871
                                                ------------       ------------
Total other income, net                               32,749             83,532
                                                ------------       ------------

Loss before income taxes                          (1,892,630)        (3,234,305)

Income taxes                                              --                 --
                                                ------------       ------------

Net loss                                        $ (1,892,630)      $ (3,234,305)
                                                ============       ============

Net loss per common share - basic and
   diluted                                      $      (0.09)      $      (0.21)

Weighted average common shares
   outstanding - basic and diluted                20,577,813         15,697,051

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2002            2001
                                                         -----------     -----------
Cash flows from operating activities:
  Net loss                                               $(1,892,630)    $(3,234,305)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                            424,000         374,263
    Equity in earnings of investee                            (2,180)             --
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable               (48,723)        276,807
    Decrease in related party notes receivables              134,605         164,390
    (Increase) decrease in prepaid expenses and other        (83,239)        185,590
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities         126,815        (881,979)
    Decrease in deferred revenue                            (181,994)        (69,007)
                                                         -----------     -----------

  Net cash used in operating activities                   (1,523,346)     (3,184,241)

Cash flows from investing activities:
  Purchases of property and equipment                       (658,045)       (231,452)
  Other investing activities                                  (6,126)            935
                                                         -----------     -----------

  Net cash used in investing activities                     (664,171)       (230,517)

Cash flows from financing activities:
  Proceeds from notes payable                                300,000              --
  Principal payments for notes payable                            --      (1,500,000)
  Principal payments for capital lease obligations           (49,684)        (42,777)
  Issuance of common stock, net of issuance costs             39,145       6,783,566
                                                         -----------     -----------
  Net cash provided by financing activities                  289,461       5,240,789
                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents      (1,898,056)      1,826,031

Cash and cash equivalents, beginning of period             6,192,550       6,171,822
                                                         -----------     -----------

Cash and cash equivalents, end of period                 $ 4,294,494     $ 7,997,853
                                                         ===========     ===========

--------------------------------------------------------------------------------

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Billserv, Inc. (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. In prior fiscal years, the Company had been in the development stage, but is no longer considered to be a development stage company.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2. COMPREHENSIVE LOSS

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

         Net loss                                   $(1,892,630)    $(3,234,305)

         Unrealized gain (loss) on investments               --          25,155
                                                    -----------     -----------

         Total comprehensive loss                   $(1,892,630)    $(3,209,150)
                                                    ===========     ===========

NOTE 3. LINE OF CREDIT

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. The line of credit is secured by certain investments of the Company. The Company borrowed $300,000 under this line of credit for a software purchase in March 2002.

NOTE 4. RELATED PARTY TRANSACTIONS

From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) during the three months ended March 31, 2002 was $162,000. The Company had an aggregate of $115,000 in notes receivable bearing interest at 8.0% annually from an ex-officer of the Company at December 31, 2001. In March 2002, this ex-officer repaid the balance of these loans in full, including accrued interest. The Company had a $41,000 note receivable bearing interest at 8.0% annually from a certain officer of the Company at March 31, 2002. In May 2002, this officer repaid the balance of this loan in full, including accrued interest. As of May 10, 2002, there were no outstanding loans due from any officer of the Company.

The Company has pledged $1.9 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The total balance of the margin loans guaranteed by the Company was approximately $1.8 million at March 31, 2002. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

NOTE 5. SUBSEQUENT EVENTS

In May 2002, the Company tendered an offer to employees and non-employee directors to cancel certain outstanding stock options under a stock option exchange program. In return for voluntarily canceling certain stock options, employees and non-employee directors will be granted an equal number of stock options promptly after six months and one day from the cancellation date. The exercise price of the new options granted will be equal to the fair market value of the Company's common stock on the grant date. The program is not expected to result in any additional compensation expense or variable plan accounting.

In May 2002, the lease agreement for the office space the Company utilizes for its headquarters and operations was amended. The amendment reduces the leased space to approximately 36,000 square feet and lowers the annual rent to approximately $677,000. In return, the Company will surrender a portion of its prepaid rent, which is included in Other assets at March 31, 2002, to the lessor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All references to "we," "us" or "our" in this Form 10-Q mean Billserv, Inc. ("Billserv" or the "Company").

OVERVIEW

We provide electronic bill presentment and payment ("EBPP") and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. Billserv provides a turnkey outsourced solution that enables our clients to offer EBPP services to their customers and to utilize that channel to enhance their business, Internet and customer relationship management strategies. The EBPP medium allows billers to establish an interactive, online relationship with their customers, creating avenues for additional revenue streams, increasing branding opportunities, enhancing customer service and reducing the costs associated with customer care and the billing function. Through the implementation of our complete solution, we provide our customers a single point of contact for developing, implementing and managing their entire EBPP channel. The Company also provides related consulting and Internet-based customer care interaction services and operates an Internet bill presentment and payment portal for consumers under the domain name www.bills.com.

Prior to 2002, Billserv was in the development stage, but is no longer considered to be a development stage company. We generated our first full year of revenues in 2000 and therefore have a relatively limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of March 31, 2002, we have an accumulated deficit of $38.1 million. The Company expects to continue to incur losses during the next several quarters of operations as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) continue to add quality billers to our significant client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities and service offerings that serve to encourage EBPP adoption by consumers and billers as well as continue to invest in product research and development, technology and infrastructure as required to remain competitive.

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

      o Preferred Enrollment - Offers billers services that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of consumers through bill warehousing, and Auto Enrollment, which streamlines the enrollment process for new consumers.

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

As a result of our limited operating history, the current economic environment and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues. Revenue and operating results will depend on the volume of transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. Although we systematically budget for planned outlays and maintain tight controls on our expenditures, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2002 increased 122% to $1,129,672 from $509,409 for the quarter ended March 31, 2001. The increase from the prior year quarter was primarily attributable to growth in eConsulting services and transaction fee revenue due to an increase in the number of implemented billers and volume of transactions. As of March 31, 2002, we had 113 billers under contract who were in various stages of development, including 92 billers that were in full production or pilot stages, as compared to 36 billers in full production or pilot stages at March 31, 2001. Although revenue from transaction fees increased significantly from the prior year quarter, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,205,096 and $1,232,316 for the quarters ended March 31, 2002 and 2001, respectively. The decrease is primarily the result of efforts to make more efficient use of resources in light of our profitability objectives. We expect cost of revenues to continue to decrease as a percentage of revenues due to improved efficiencies as our revenue increases.

General and administrative expenses decreased to $964,693 for the quarter ended March 31, 2002, from $1,182,336 for the first quarter of 2001. The decrease in such expenses from the prior year quarter is principally due to the restructuring and realignment of our organization during the latter half of 2001 to better position the Company for current economic and market conditions. We expect total general and administrative expenses to remain relatively flat in absolute dollars in subsequent periods as we continue to emphasize management of expenses.

Selling and marketing expenses decreased to $322,587 for the quarter ended March 31, 2002, from $823,357 for the first quarter of 2001. The decrease from the prior year quarter was primarily the result of reductions in our direct sales staff and trade show participation as well as lower related travel expenses. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing solutions, additional business-to-consumer and business-to-business applications, and integration of third-party applications. These expenses decreased 35% in the first quarter of 2002 from the prior year quarter due to a focus on our core competencies in order to implement and service existing products. We will continue to invest in research and development in the foreseeable future, as we believe this is critical in order to remain competitive.

Depreciation and amortization increased to $424,000 for the quarter ended March 31, 2002, as compared to $374,263 for the first quarter of 2001. This increase was due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We purchased approximately $658,000 of property and equipment during the quarter ended March 31, 2002 and anticipate making capital expenditures of approximately $400,000 over the remaining nine months of 2002.

Net other income decreased to $32,749 for the quarter ended March 31, 2002, from $83,532 for the first quarter of 2001. This decrease is primarily attributable to lower interest income earned in 2002 as a result of lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's principal sources of liquidity consisted of $4.3 million of cash and cash equivalents and $243,000 in short-term investments, compared to $6.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. The Company had net working capital of $4.0 million at March 31, 2002 and $5.8 million at December 31, 2001.

Net cash used in operating activities was $1.5 million and $3.2 million for the quarters ended March 31, 2002 and 2001, respectively. The Company's average monthly net cash outflows, or cash burn rate, increased from approximately $466,000 in the fourth quarter of 2001 to approximately $621,000 for the first quarter of 2002 as a result of one-time annual payments for items such as property taxes and renewals of insurance premiums. We plan to continue to focus on expending our resources prudently and expect to achieve positive cash flow by the end of 2002 as a result of anticipated revenue growth.

Net cash used in investing activities was $664,000 for the quarter ended March 31, 2002 and primarily reflected capital expenditures for computer equipment and software, which amounted to approximately $658,000 in the first three months of 2002. We anticipate making capital expenditures of approximately $400,000 for the remaining nine months of 2002. Net cash used in investing activities was $231,000 for the quarter ended March 31, 2001 and was also primarily used for purchases of property and equipment.

Net cash provided by financing activities was $289,000 for the quarter ended March 31, 2002 and included a $300,000 draw under the Company's line of credit. Net cash provided by financing activities of $5.2 million for the quarter ended March 31, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 reduced the amount of net cash provided by financing activities.

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. The line of credit is secured by certain investments of the Company. The Company borrowed $300,000 on this line of credit for a software purchase in March 2002.

Our capital requirements depend on several factors, including:

      o The rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online solution
      o The ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services
      o     The ability to expand our customer base and increase revenues
      o     The level of expenditures for marketing and sales
      o     The level of purchases of computer equipment and software
      o Possible acquisitions of or investments in complementary businesses, products, services and technologies
      o The need to respond to unforeseen industry developments and other factors

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2001 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current investment portfolio. Certain of the Company's marketable securities are designated as "available for sale" and accordingly, are presented at fair value on the balance sheets. The Company generally invests its excess cash in high-quality short- to intermediate-term fixed income securities. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit
Number                                Description
-------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29, 1999)

3.2 By-laws, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29,
         1999)

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

(b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BILLSERV, INC.


                                        By: /s/ Terri A. Hunter
                                           -------------------------------------
                                                      Terri A. Hunter
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

                                               (Duly authorized and principal
                                              financial and accounting officer)

Date: May 10, 2002