Form 10-Q
period 2002-06-30
BILLSERV INC
filed 2002-08-14
CIK 1088034

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

                  For the quarterly period ended June 30, 2002

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


                       211 NORTH LOOP 1604 EAST, SUITE 200
                              SAN ANTONIO, TX 78232
                    (Address of principal executive offices)

                                 (210) 402-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

At August 1, 2002, 20,603,799 shares of the registrant's common stock, $.001 par value, were outstanding.

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

         Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001.........................................................3

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001..................................................4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001..................................................5

         Notes to Consolidated Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................13

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................................14

Signature...............................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30, 2002      December 31, 2001
                                                                     -------------------- ---------------------
                                                                         (Unaudited)            (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                         $    2,251,803       $    6,192,550
      Restricted cash                                                          800,000                    -
      Investments                                                               66,900              236,948
      Accounts receivable, net                                                 837,021              437,677
      Prepaid expenses and other                                               390,643              225,795
      Related party notes receivable                                                 -              162,154
                                                                     -------------------- ---------------------
Total current assets                                                         4,346,367            7,255,124

   Property and equipment, net                                               3,894,288            3,701,205
   Intangible asset, net                                                        30,000               37,500
   Other assets                                                                108,328              421,307
                                                                     -------------------- ---------------------
Total assets                                                            $    8,378,983       $   11,415,136
                                                                     ==================== =====================

Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                                  $      669,397       $      201,513
      Accrued expenses and other current liabilities                           665,081              664,200
      Current portion of obligations under capital leases                       50,889              148,228
      Current portion of deferred revenue                                      497,004              490,829
      Short-term borrowings                                                    645,000                    -
                                                                     -------------------- ---------------------
Total current liabilities                                                    2,527,371            1,504,770

Deferred revenue, less current portion                                         105,713              161,800

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,581,126 issued and outstanding at
     June 30, 2002, 20,538,526 issued and outstanding at
     December 31, 2001                                                          20,581               20,539
   Additional paid-in capital                                               45,948,513           45,909,410
   Accumulated deficit                                                     (40,223,195)         (36,181,383)
                                                                     -------------------- ---------------------
Total stockholders' equity                                                   5,745,899            9,748,566
                                                                     -------------------- ---------------------
Total liabilities and stockholders' equity                              $    8,378,983       $   11,415,136
                                                                     ==================== =====================

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                  Six Months Ended
                                            ---------------------------------  ---------------------------------
                                             June 30, 2002    June 30, 2001    June 30, 2002     June 30, 2001
                                            ---------------- ----------------  ---------------  ----------------

Revenues                                     $   1,342,413    $     690,062     $   2,472,085     $  1,199,471

Cost of revenues                                 1,452,061        1,226,250         2,657,156        2,458,566
                                            ---------------- ----------------  ---------------  ----------------

Gross margin                                      (109,648)        (536,188)         (185,071)      (1,259,095)

Operating expenses:
   General and administrative (see Note 7)       1,281,749        1,089,326         2,246,443        2,271,662
   Selling and marketing                           245,973          551,036           568,561        1,374,393
   Research and development                        138,798          190,532           277,473          405,506
   Depreciation and amortization                   340,718          377,994           764,717          752,257
                                            ---------------- ----------------  ---------------  ----------------
Total operating expenses                         2,007,238        2,208,888         3,857,194        4,803,818
                                            ---------------- ----------------  ---------------  ----------------

Operating loss                                  (2,116,886)      (2,745,076)       (4,042,265)      (6,062,913)

Other income (expense), net:
   Interest income                                  22,342          142,094            58,319          239,603
   Interest expense                                 (7,660)         (10,061)          (13,282)         (24,909)
   Equity in loss of investee                       (9,856)               -            (7,676)               -
   Other income (expense) (see Note 7)             (37,122)          36,070           (36,908)          36,941
                                            ---------------- ----------------  ---------------  ----------------
Total other income, net                            (32,296)         168,103               453          251,635
                                            ---------------- ----------------  ---------------  ----------------

Loss before income taxes                        (2,149,182)      (2,576,973)       (4,041,812)      (5,811,278)

Income taxes                                             -                -                 -                -
                                            ---------------- ----------------  ---------------  ----------------

Net loss                                     $  (2,149,182)   $  (2,576,973)    $  (4,041,812)    $ (5,811,278)
                                            ================ ================  ===============  ================

Net loss per common share - basic and
   diluted                                   $       (0.10)    $     (0.14)     $       (0.20)    $     (0.34)

Weighted average common shares
   outstanding - basic and diluted              20,581,126       18,490,631        20,579,479       17,101,558

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Six Months Ended June 30,
                                                       -----------------------------------
                                                             2002              2001
                                                       ----------------- -----------------
Cash flows from operating activities:
  Net loss                                                $ (4,041,812)     $ (5,811,278)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                              764,717           752,257
    (Gain) loss on disposition                                   3,017           (36,070)
    Equity in loss of investee                                   7,676                 -
    Non-cash exchange of assets (see Note 5)                  (600,000)                -
    Loss on renegotiation of facilities lease (see
    Note 7)                                                    345,880                 -
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                (399,344)           39,645
    Decrease in related party notes receivables                162,154           162,423
    (Increase) decrease in prepaid expenses and other         (164,731)          208,545
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities           462,351          (770,193)
    Decrease in deferred revenue                               (49,912)         (156,726)
                                                       ----------------- -----------------

  Net cash used in operating activities                     (3,510,004)       (5,611,397)

Cash flows from investing activities:
  Purchases of property and equipment                         (390,597)         (419,575)
  Long-term deposits, net                                      176,174            66,236
  Proceeds from sales and maturities of investments                  -         1,035,581
  Proceeds from sale of equipment                                3,000                 -
  Other investing activities                                    (6,126)           (6,471)
                                                       ----------------- -----------------

  Net cash provided by (used in) investing activities         (217,549)          675,771

Cash flows from financing activities:
  Proceeds from notes payable                                  645,000                 -
  Principal payments for notes payable                               -        (1,500,000)
  Increase in restricted cash for collateral on note
    payable                                                   (800,000)                -
  Principal payments for capital lease obligations             (97,339)          (87,180)
  Issuance of common stock, net of issuance costs               39,145         6,783,566
                                                       ----------------- -----------------

  Net cash provided by (used in) financing activities         (213,194)        5,196,386
                                                       ----------------- -----------------

Net increase (decrease) in cash and cash equivalents        (3,940,747)          260,760

Cash and cash equivalents, beginning of period               6,192,550         6,171,822
                                                       ----------------- -----------------

Cash and cash equivalents, end of period                  $  2,251,803      $  6,432,582
                                                       ================= =================


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Billserv, Inc. (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. In prior fiscal years, the Company had been in the development stage, but is no longer considered to be a development stage company.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

NOTE 2.  COMPREHENSIVE LOSS

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:


                                                 Three Months Ended                      Six Months Ended
                                                      JUNE 30,                               JUNE 30,
                                          -------------------------------         ------------------------------
                                               2002             2001                  2002              2001
                                          -------------     -------------         -------------    -------------

Net loss                                   $(2,149,182)      $(2,576,973)          $(4,041,812)     $(5,811,278)

Unrealized loss on investments                       -           (27,634)                    -           (2,479)
                                          ------------      ------------          ------------     ------------

Total comprehensive loss                   $(2,149,182)      $(2,604,607)          $(4,041,812)     $(5,813,757)
                                           ===========       ===========           ===========      ===========

NOTE 3.  LINE OF CREDIT

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. As part of the line of credit agreement, the Company must maintain a minimum restricted cash balance of $800,000 with the bank. The Company borrowed $645,000 under this line of credit during the first six months of 2002.

NOTE 4.  RELATED PARTY TRANSACTIONS

From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) during the six months ended June 30, 2002 was $162,000. The Company had an aggregate of $116,000 in notes receivable bearing interest at 8.0% annually from an ex-officer of the Company at December 31, 2001. In March 2002, this ex-officer repaid the balance of these loans in full, including accrued interest. The Company had a $46,000 note receivable bearing interest at 8.0% annually from a certain officer of the Company at December 31, 2001. In May 2002, this officer repaid the balance of this loan in full, including accrued interest. As of June 30, 2002, there were no outstanding loans due from any officer of the Company.

The Company has pledged $1.3 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at June 30, 2002. The Company has the unrestricted right to use the pledged funds for its operations if necessary.

NOTE 5.  NONMONETARY TRANSACTIONS

During the six months ended June 30, 2002, the Company entered into two nonmonetary transactions whereby the Company licensed certain technology to software vendors in exchange for customer relationship management and document archival and retrieval software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received, which totaled $600,000. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

NOTE 6.  STOCK OPTION EXCHANGE

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

NOTE 7.  FACILITIES LEASE

In May 2002, the lease agreement for the office space the Company utilizes for its headquarters and operations was amended. The amendment reduced the leased space to approximately 36,000 square feet and lowered the annual rent to approximately $677,000 from $1,175,000. In return, the Company surrendered a portion of its prepaid rent, which was included in other assets, to the lessor. Including the write-off of affected leasehold improvements, the Company recognized a charge related to the lease amendment of $346,000 for the quarter ended June 30, 2002.

NOTE 8.  SUBSEQUENT EVENTS

On July 25, 2002, the Company executed a $1.5 million financing arrangement with Laurus Master Fund, Ltd. in exchange for a convertible note and a three-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus may convert the convertible note, which bears interest at 7% annually, at any time into shares of our common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement.

The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock is used to pay the note, the conversion price will be the lesser of (i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date we give notice of payment. Accrued interest and one-ninth of the principal is due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. If the required monthly payment is made in cash, the amount paid will be 105% of the monthly amount due. The Company granted Laurus a security interest in its assets.

The Company agreed to file with the Securities and Exchange Commission, and have declared effective by November 25, 2002, a registration statement registering the resale of the shares of the Company's common stock issuable upon conversion or payment of the note and exercise of the warrant.

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

OVERVIEW

We provide electronic bill presentment and payment ("EBPP") and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of presenting a bill in a secure environment on the Internet and facilitating payment of the bill utilizing an electronic transfer of funds. Billserv provides a turnkey outsourced solution that enables our clients to offer EBPP services to their customers and to utilize that channel to enhance their business, Internet and customer relationship management strategies. The EBPP medium allows billers to establish an interactive, online relationship with their customers, creating avenues for additional revenue streams, increasing branding opportunities, enhancing customer service and reducing the costs associated with customer care and the billing function. Through the implementation of our complete solution, we provide our customers a single point of contact for developing, implementing and managing their entire EBPP channel. The Company also provides related professional services and Internet-based customer care interaction services and operates an Internet bill presentment and payment portal for consumers under the domain name www.bills.com.

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

Since inception, we have incurred operating losses each quarter, and as of June 30, 2002, we have an accumulated deficit of $40.2 million. The Company expects to continue to incur losses during the next several quarters of operations as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) continue to add quality billers to our significant client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities and service offerings that serve to encourage EBPP adoption by consumers and billers as well as continue to invest in product research and development, technology and infrastructure as required to remain competitive.

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

Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with clients to spur adoption rates and increase the number of EBPP transactions. The Company provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. The Company also offers billers services that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of consumers through bill warehousing, and Auto Enrollment, which streamlines the enrollment process for new consumers (collectively, "Preferred Enrollment").

Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Sources of revenue for the Company include:

      o Internet billing clearinghouse services for EBPP through a biller direct site, secure direct delivery to the consumer's email inbox, or distribution via bill aggregators.
      o Electronic publishing and storage services for online document delivery and archival.
      o Internet-enabled, interactive customer care services on an in-house or outsourced basis.
      o Professional consulting services for EBPP billers or software vendors needing value-added resources to deliver customized EBPP solutions.
      o Gateway services that provide billers who are already participating in EBPP using in-house software solutions a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site. Gateway technology may also be used by vendors to provide a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and Internet payment portals.
      o Licensing of CheckFree e-billing software solutions as an authorized reseller in Australia.
      o Online bill payment and management services for consumers through the bills.com Internet portal.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2002 increased 95% to $1,342,413 from $690,062 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, revenues grew 106% to $2,472,085 from $1,199,471, respectively.
The increase from the prior year periods was primarily attributable to growth in professional consulting services and transaction fee revenue due to an increase in the number of implemented billers and volume of transactions. As of June 30, 2002, we had 112 billers under contract who were in various stages of development, including 96 billers that were in full production or pilot stages, as compared to 60 billers in full production or pilot stages at June 30, 2001. Although revenue from transaction fees increased significantly from the prior year periods, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment. The Company's first sale as a reseller of CheckFree's e-billing software in Australia also contributed to the increases in revenue. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP solutions to the Australian market.

During the six months ended June 30, 2002, the Company entered into two nonmonetary transactions whereby the Company licensed certain technology to software vendors in exchange for customer relationship management and document archival and retrieval software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received, which totaled $600,000. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party presentment and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,452,061 and $1,226,250 for the quarters ended June 30, 2002 and 2001, respectively, and $2,657,156 and $2,458,566 for the six months ended June 30, 2002 and 2001, respectively. The increases from the prior year periods are due to the cost of the CheckFree software that was resold in the second quarter of 2002.

General and administrative expenses increased to $1,281,749 for the quarter ended June 30, 2002, from $1,089,326 for the prior year quarter. In May 2002, the Company renegotiated the lease terms for its corporate headquarters to provide for a reduction in future rent expense of approximately $1.6 million over the remaining term of the lease. The lease amendment required the Company to expense a portion of its prepaid rent, which resulted in a one-time charge of $312,000 for the second quarter of 2002 and caused the increase in expenses from the prior year quarter. In spite of this charge, general and administrative expenses for the first six months of 2002 decreased to $2,246,443 from $2,271,662 in the prior year period due to the restructuring and realignment of our organization during the latter half of 2001 to better position the Company for current economic and market conditions. We expect total general and administrative expenses to decrease for the remainder of 2002 as we realize the benefit of the rent and other cost reductions made during the second quarter of 2002 and continue to emphasize management of expenses.

Selling and marketing expenses decreased to $245,973 and $568,561 for the quarter and six months ended June 30, 2002, respectively, from $551,036 and $1,374,393 for the comparable periods of 2001, respectively. The decrease from the prior year periods was primarily the result of reductions in our direct sales staff and trade show participation as well as lower related travel expenses. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing solutions, additional business-to-consumer applications, and integration of third-party applications. These expenses decreased 27% and 32% in the first quarter and six months of 2002, respectively, from the comparable prior year periods due to a focus on our core competencies in order to implement and service existing products. Research and development expenses were flat with those in the first quarter of 2002. We plan to maintain our research and development activities, as we believe this is critical in order to remain competitive.

Depreciation and amortization decreased to $340,718 for the quarter ended June 30, 2002, from $377,994 for the second quarter of 2001, as a result of certain assets becoming fully depreciated during 2002. During the six months ended June 30, 2002 and 2001, depreciation and amortization expenses were $764,717 and $752,257, respectively. This increase was due to depreciation related to the capital expenditures made for infrastructure and operating systems in support of our growth strategy. We acquired approximately $991,000 of property and equipment during the six months ended June 30, 2002 and anticipate making capital expenditures of approximately $300,000 over the remaining six months of 2002.

Net other expense was $32,296 for the quarter ended June 30, 2002, as compared to net other income of $168,103 for the second quarter of 2001. Net other income decreased to $453 for the six months ended June 30, 2002 from $251,635 for the prior year period. These changes were primarily attributable to lower interest income earned in 2002 as a result of lower investment balances and lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's principal sources of liquidity consisted of $3.1 million of cash and cash equivalents, including $800,000 of restricted cash, and $67,000 in short-term investments, compared to $6.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001.

Net cash used in operating activities was $3.5 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively. The Company's average monthly net cash outflows, or cash burn rate, decreased from approximately $621,000 in the first quarter of 2002 to approximately $440,000 for the second quarter of 2002 as a result of one-time annual payments for items such as property taxes and insurance renewals in the first quarter. We plan to continue to focus on expending our resources prudently and expect to achieve positive cash flow in 2003 as a result of expense reductions and anticipated future revenues.

Net cash used in investing activities was $218,000 for the six months ended June 30, 2002 and primarily reflected capital expenditures of approximately $391,000 for computer equipment and software offset by the return of $176,000 of deposits. We anticipate making capital expenditures of approximately $300,000 for the remaining six months of 2002. Net cash provided by investing activities was $676,000 for the six months ended June 30, 2001 and reflected the sale of a marketable security held for investment for $1.0 million and purchases of property and equipment.

Net cash used in financing activities was $213,000 for the six months ended June 30, 2002 and included $645,000 of draws under the Company's line of credit and the restriction of $800,000 as collateral for the line of credit. Net cash provided by financing activities of $5.2 million for the six months ended June 30, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 reduced the amount of net cash provided by financing activities.

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. Advances under the line of credit accrue interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. As part of the line of credit agreement, the Company must maintain a minimum restricted cash balance of $800,000 with the bank. The Company borrowed $645,000 on this line of credit during the six months ended June 30, 2002.

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

We believe that our current cash and cash equivalents and investment balances along with anticipated revenues and additional debt financing will be sufficient to meet our anticipated cash needs for the foreseeable future; however, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures. We expect to experience operating losses and negative cash flow for the next several quarters as we work toward achieving profitability and generating positive cash flow from operations.

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

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

10.1 Securities Purchase Agreement, dated July 25, 2002, relating to the purchase and sale of a convertible note and warrant (incorporated by reference to such exhibit in the Registrant's Current Report on Form 8-K, filed August 1, 2002)

99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


(b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BILLSERV, INC.


                                 By: /S/ TERRI A. HUNTER
                                    -------------------------------
                                    Terri A. Hunter
                                    Executive Vice President and
                                    Chief Financial Officer
                (Duly authorized and principal financial and accounting officer)

Date: August 14, 2002