Form 10-Q
period 2002-09-30
BILLSERV INC
filed 2002-11-14
CIK 1088034

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

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

At November 1, 2002, 20,603,799 shares of the registrant's common stock, $.001 par value, were outstanding.

================================================================================

                                 BILLSERV, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                            PAGE

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001............................................................3

         Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001................................................4

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001................................................5

         Notes to Consolidated Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................14

Item 4.  Controls and Procedures...........................................................14

PART II - OTHER INFORMATION

Item 5.  Other Information.................................................................15

Item 6.  Exhibits and Reports on Form 8-K..................................................15

Signature..................................................................................16

Certifications.............................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                              2002                2001
                                                                      ------------------ ------------------
                                                                           (Unaudited)          (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                         $     660,636       $   6,192,550
      Cash pledged as collateral for related party obligations              1,356,796                   -
      Investments                                                              66,900             236,948
      Accounts receivable, net                                                702,019             437,677
      Prepaid expenses and other                                              512,194             225,795
      Related party notes receivable                                                -             162,154
                                                                      ------------------ ------------------
Total current assets                                                        3,298,545           7,255,124

   Property and equipment, net                                              3,535,438           3,701,205
   Intangible asset, net                                                       26,250              37,500
   Other assets                                                                95,846             421,307
                                                                      ------------------ ------------------
Total assets                                                            $   6,956,079       $  11,415,136
                                                                      ================== ==================

Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                                  $     593,871       $     201,513
      Accrued expenses and other current liabilities                          524,142             664,200
      Current portion of obligations under capital leases                      11,444             148,228
      Current portion of deferred revenue                                     368,643             490,829
      Short-term borrowings                                                 1,320,136                   -
                                                                      ------------------ ------------------
Total current liabilities                                                   2,818,236           1,504,770

Deferred revenue, less current portion                                        101,730             161,800

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,603,799 issued and outstanding at
     September 30, 2002, 20,538,526 issued and outstanding at
     December 31, 2001                                                         20,604              20,539
   Additional paid-in capital                                              46,514,409          45,909,410
   Accumulated deficit                                                    (42,498,900)        (36,181,383)
                                                                      ------------------ ------------------
Total stockholders' equity                                                  4,036,113           9,748,566
                                                                      ------------------ ------------------
Total liabilities and stockholders' equity                              $   6,956,079       $  11,415,136
                                                                      ================== ==================

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                            ---------------------------------  ---------------------------------
                                             September 30,    September 30,    September 30,     September 30,
                                                 2002             2001              2002             2001
                                            ---------------------------------  ---------------------------------
Revenues                                     $     827,736    $     831,893     $   3,299,821     $  2,031,364

Cost of revenues                                 1,102,447        1,306,400         3,759,603        3,764,966
                                            ---------------- ----------------  ---------------  ----------------

Gross margin                                      (274,711)        (474,507)         (459,782)      (1,733,602)

Operating expenses:
   General and administrative                      878,567        1,052,416         3,125,010        3,324,078
   Selling and marketing                           196,960          436,248           765,521        1,810,641
   Research and development                        114,044          193,898           391,517          599,404
   Depreciation and amortization                   352,750          395,054         1,117,467        1,147,311
                                            ---------------- ----------------  ---------------  ----------------
Total operating expenses                         1,542,321        2,077,616         5,399,515        6,881,434
                                            ---------------- ----------------  ---------------  ----------------

Operating loss                                  (1,817,032)      (2,552,123)       (5,859,297)      (8,615,036)

Other income (expense), net:
   Interest income                                  13,457           82,594            71,776          322,197
   Interest expense                               (454,096)          (8,861)         (467,378)         (33,770)
   Equity in loss of unconsolidated
     subsidiary                                        (53)               -            (7,729)               -
   Other income (expense)                          (17,981)               -           (54,889)          36,941
                                            ---------------- ----------------  ---------------  ----------------
Total other income, net                           (458,673)          73,733          (458,220)         325,368
                                            ---------------- ----------------  ---------------  ----------------

Loss before income taxes                        (2,275,705)      (2,478,390)       (6,317,517)      (8,289,668)

Income taxes                                             -                -                 -                -
                                            ---------------- ----------------  ---------------  ----------------

Net loss                                     $  (2,275,705)   $  (2,478,390)    $  (6,317,517)    $ (8,289,668)
                                            ================ ================  ===============  ================

Net loss per common share - basic and
   diluted                                   $       (0.11)    $     (0.13)     $       (0.31)    $     (0.47)

Weighted average common shares
   outstanding - basic and diluted              20,602,074       18,535,923        20,587,093       17,584,934

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Nine Months Ended September 30,
                                                                         -----------------------------------
                                                                                 2002              2001
                                                                         ----------------- -----------------
            Cash flows from operating activities:
              Net loss                                                      $ (6,317,517)     $ (8,289,668)
              Adjustments to reconcile net loss to net cash used in
              operating activities:
                Depreciation and amortization                                  1,117,467         1,147,311
                (Gain) loss on disposition                                        20,999           (36,070)
                Equity in loss of unconsolidated subsidiary                        7,729                 -
                Non-cash exchange of assets                                     (600,000)                -
                Loss on renegotiation of facilities lease                        345,880                 -
                Issuance of common stock warrants and convertible
                debt                                                             425,509                 -
              Changes in current assets and current liabilities:
                (Increase) decrease in accounts receivable                      (264,342)          131,791
                Decrease in related party notes receivables                      162,154           103,515
                (Increase) decrease in prepaid expenses and other               (142,123)          355,904
                Increase (decrease) in accounts payable,
                  accrued expenses and other current liabilities                 245,886          (939,994)
                Decrease in deferred revenue                                    (182,256)         (118,851)
                                                                         ----------------- -----------------

              Net cash used in operating activities                           (5,180,614)       (7,646,062)

            Cash flows from investing activities:
              Purchases of property and equipment                               (405,729)         (666,049)
              Long-term deposits, net                                            188,603           170,918
              Proceeds from sales and maturities of investments                        -         1,028,680
              Proceeds from sale of equipment                                     10,000                 -
              Other investing activities                                          (6,126)            2,015
                                                                         ----------------- -----------------

              Net cash provided by (used in) investing activities               (213,252)          535,564

            Cash flows from financing activities:
              Proceeds from notes payable                                      2,145,000                 -
              Principal payments for notes payable                              (645,000)       (1,500,000)
              Financing costs, net                                              (207,703)                -
              Principal payments for capital lease obligations                  (136,784)         (133,274)
              Cash pledged as collateral for related party obligations        (1,356,796)                -
              Issuance of common stock, net of issuance costs                     63,235         6,867,021
                                                                         ----------------- -----------------

              Net cash provided by (used in)financing activities                (138,048)        5,233,747
                                                                         ----------------- -----------------

            Net decrease in cash and cash equivalents                         (5,531,914)       (1,876,751)

            Cash and cash equivalents, beginning of period                     6,192,550         6,171,822
                                                                         ----------------- -----------------

            Cash and cash equivalents, end of period                        $    660,636      $  4,295,071
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

NOTE 2.  COMPREHENSIVE LOSS

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                           ------------------------------          -----------------------------
                                               2002             2001                  2002              2001
                                           ------------      ------------          ------------     ------------

Net loss                                   $(2,275,705)      $(2,478,390)          $(6,317,517)     $(8,289,668)

Unrealized loss on investments                       -            (7,382)                    -           (9,861)
                                           ------------      ------------          ------------     ------------

Total comprehensive loss                   $(2,275,705)      $(2,485,772)          $(6,317,517)     $(8,299,529)
                                           ============      ============          ============     ============

NOTE 3.  LINE OF CREDIT

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. The Company borrowed $645,000 under this line of credit during the first six months of 2002. In September 2002, the Company repaid the outstanding balance in full, including accrued interest, and terminated the line of credit. Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. As part of the line of credit agreement, the Company had to maintain a minimum restricted cash balance of $800,000 with the bank.

NOTE 4.  RELATED PARTY TRANSACTIONS

From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) during the nine months ended September 30, 2002 was $162,000. The Company had an aggregate of $116,000 in notes receivable bearing interest at 8.0% annually from an ex-officer of the Company at December 31, 2001. In March 2002, this ex-officer repaid the balance of these loans in full, including accrued interest. The Company had a $46,000 note receivable bearing interest at 8.0% annually from a certain officer of the Company at December 31, 2001. In May 2002, this officer repaid the balance of this loan in full, including accrued interest. As of September 30, 2002, there were no outstanding loans due from any officer of the Company.

The Company has pledged $1,357,000 held as money market funds and certificates of deposit to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The total balance of the margin loans guaranteed by the Company was approximately $1,347,000 at September 30, 2002. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary, but the institutional lenders holding the funds as collateral are disputing this claim. Therefore, the funds are not currently available for the Company's use as of the date of this report. In light of this dispute, the Company is attempting to negotiate a resolution of this matter with the lenders.

NOTE 5.  NONMONETARY TRANSACTIONS

During the nine months ended September 30, 2002, the Company entered into two nonmonetary transactions whereby the Company licensed the use of its Application Service Provider ("ASP") payment gateway technology to certain third party software vendors to be used as an original equipment manufacturer ("OEM") component of their product offering in exchange for software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The book value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

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

NOTE 8.  CONVERTIBLE DEBT

On July 25, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note and a three-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus may convert the convertible note, which bears interest at 7% annually, at any time into shares of the Company's common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement.

The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock is used to pay the note, the conversion price will be the lesser of (i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date the Company gives notice of payment. Accrued interest and one-ninth of the principal is due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. However, Laurus has opted to delay the repayment of principal until no later than December 1, 2002. If the required monthly payment is made in cash, the principal amount paid will be 105% of the monthly amount due. The Company granted Laurus a security interest in its assets.

The Company recorded a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which is being charged to interest expense over the term of the convertible note using the effective yield method. Furthermore, the Company recorded an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which was charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which it is convertible. The resulting effective conversion price was then compared to the fair value of the Company's stock on the issuance date. The difference between the fair value of the stock and the effective conversion price was then multiplied by the number of shares the convertible security was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. If the number of issued and outstanding shares increases, additional expense will be recognized to reflect the increase in the number of shares that Laurus is able to acquire through conversion.

The Company agreed to file with the Securities and Exchange Commission, and have declared effective by November 25, 2002, a registration statement registering the resale of the shares of the Company's common stock issuable upon conversion or payment of the note and exercise of the warrant.

NOTE 9.  GOING CONCERN

Due to a material shortfall from anticipated revenues and the inability to access its funds held as collateral to guarantee certain executive margin loans, (see Note 4) the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

OVERVIEW

We provide electronic bill presentment and payment ("EBPP") and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allows companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. Billserv offers services to consolidate customer billing information and then securely deliver an electronic bill to the biller's own Billserv-hosted payment Web site, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allow billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. We provide professional services to assist with the implementation and maintenance of an electronic bill offering. The Company also provides Internet-based customer care interaction services and operates an Internet bill presentment and payment portal for consumers under the domain name www.bills.com.

Prior to 2002, Billserv was in the development stage, but is no longer considered to be a development stage company. We generated our first full year of revenues in 2000 and therefore have a relatively limited operating history on which to base an evaluation of our businesses and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, maintain our customer base, implement a successful cost reduction strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of September 30, 2002, we have an accumulated deficit of $42.5 million. The Company expects to continue to incur losses during the next several quarters of operations as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) meet evolving customer requirements and (c) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities and service offerings that serve to encourage EBPP adoption by consumers and existing billers. Because growth of our revenues is dependent upon consumer acceptance of EBPP, the Company offers billers services for a fee that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of consumers through bill warehousing, and Auto Enrollment, which streamlines the enrollment process for new consumers (collectively, "Preferred Enrollment").

Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. The components of our service offering, all of which are currently available to customers and have generated revenue to date with the exception of our electronic publishing and storage services, include:

     o Internet billing services for EBPP through a Billserv-hosted payment Web site, secure direct delivery to the consumer's email inbox, or distribution via bill aggregators.
     o Electronic publishing and storage services for online document delivery and archival.
     o Internet-enabled, interactive customer care services on an in-house or outsourced basis.
     o Professional consulting services for EBPP billers or software vendors needing value-added resources to deliver customized EBPP services, including payment gateway services that provide billers who are already participating in EBPP using in-house software a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site. Gateway technology may also be embedded as an OEM (original equipment manufacturer) component within vendors' software or service offerings to provide a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and Internet payment portals.
     o Licensing of CheckFree e-billing software as an authorized reseller in Australia.
     o Online bill payment and management services for consumers through the bills.com Internet portal.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2002 decreased slightly to $827,736 from $831,893 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, revenues grew 62% to $3,299,821 from $2,031,364, respectively. The increase from the prior year period was primarily attributable to growth in transaction fee revenue, which accounted for 45% of the growth from the prior year nine-month period, due to an increase in the volume of transactions. The increase in professional consulting fees, which includes revenue from the licensing of ASP payment gateway technology, accounted for 37% of the growth from the prior year nine-month period due to the nonmonetary transactions discussed below. As of September 30, 2002, we had 114 billers under contract who were in various stages of development, including 102 billers that were in full production or pilot stages, as compared to 67 billers in full production or pilot stages at September 30, 2001. Although revenue from transaction fees increased significantly from the prior year periods, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment. The Company's first sale as a reseller of CheckFree's e-billing software in Australia also contributed 18% to the increase in revenue from the prior year nine-month period. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market.

During the nine months ended September 30, 2002, the Company entered into two nonmonetary transactions whereby the Company licensed the use of its ASP payment gateway technology to certain third party software vendors to be used as an OEM component of their product offering in exchange for software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The book value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,102,447 and $1,306,400 for the quarters ended September 30, 2002 and 2001, respectively, and $3,759,603 and $3,764,966 for the nine months ended September 30, 2002 and 2001, respectively. The decrease from the prior year quarter is attributable to cost reductions that were implemented in the second half of 2001. The resulting costs savings from the prior year period were offset by the cost of the CheckFree software that was resold in the second quarter of 2002.

General and administrative expenses decreased to $878,567 for the quarter ended September 30, 2002, from $1,052,416 for the prior year quarter due to lower rent of $83,000 and cost reductions resulting from the restructuring and realignment of our organization during the latter half of 2001 to better position the Company for current economic and market conditions. In May 2002, the Company renegotiated the lease terms for its corporate headquarters to provide for a reduction in future rent expense of approximately $1.6 million over the remaining term of the lease. The lease amendment required the Company to expense a portion of its prepaid rent, which resulted in a one-time charge of $312,000 for the second quarter of 2002. In spite of this charge, general and administrative expenses for the first nine months of 2002 decreased to $3,125,010 from $3,324,078 in the prior year period due to the rent savings of $83,000 in the third quarter of 2002 and the cost reductions made during 2001.

Selling and marketing expenses decreased to $196,960 and $765,521 for the quarter and nine months ended September 30, 2002, respectively, from $436,248 and $1,810,641 for the comparable periods of 2001, respectively. The decrease from the prior year periods was primarily the result of reductions in our direct sales staff, which contributed 77% and 66% to the decrease from the prior year quarter and nine-month period, respectively, as well as lower related travel expenses and trade show participation, which contributed 5% and 17% to the decrease from the prior year quarter and nine-month period, respectively. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer applications, and integration of third-party applications. These expenses decreased 41% and 35% in the third quarter and nine months of 2002, respectively, from the comparable prior year periods due to a focus on our core competencies in order to implement and service existing products. We plan to minimize our research and development activities in the foreseeable future, as we intend to concentrate our limited resources on generating revenue and servicing existing customers.

Depreciation and amortization decreased to $352,750 for the quarter ended September 30, 2002, from $395,054 for the third quarter of 2001. During the nine months ended September 30, 2002 and 2001, depreciation and amortization expenses were $1,117,467 and $1,147,311, respectively. The decreases from the prior year periods were the result of certain assets becoming fully depreciated during 2002. We acquired approximately $1.0 million of property and equipment during the nine months ended September 30, 2002 and anticipate making minimal capital expenditures over the remainder of 2002.

Net other expense was $458,673 for the quarter ended September 30, 2002, as compared to net other income of $73,733 for the third quarter of 2001. Net other expense was $458,220 for the nine months ended September 30, 2002, as compared to net other income of $325,368 for the prior year period. These changes were primarily attributable to $445,000 of interest expense recognized in the third quarter of 2002 related to the Company's convertible debt and lower interest income earned in 2002 as a result of lower investment balances and lower market interest rates.

Net loss improved to $2,275,705 for the quarter ended September 30, 2002, from $2,478,390 for the third quarter of 2001 partly as a result of the decrease in costs of revenue of $204,000 from the prior year quarter. The overall decrease in total operating expenses of $535,000 from the prior year quarter was offset by the decrease in net other income. Net loss improved to $6,317,517 for the nine months ended September 30, 2002, from $8,289,668 for the comparable period of 2001 partly as a result of the increase in revenue of $1.3 million from the prior year period. Also contributing to the improvement was the overall decrease in total operating expenses of $1.5 million from the prior year period that was offset partially by the decrease in net other income of $784,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company's principal sources of liquidity consisted of $2.0 million of cash and cash equivalents and $67,000 in short-term investments, compared to $6.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. Included in the cash balance at September 30, 2002 is $1,357,000 in money market funds and certificates of deposit being used to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The total balance of the margin loans guaranteed by the Company was approximately $1,347,000 at September 30, 2002 and has decreased from approximately $2.0 million at December 31, 2001. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary, but the institutional lenders holding the funds as collateral are disputing this claim. Therefore, the funds are not currently available for the Company's use as of the date of this report. In light of this dispute, the Company is attempting to negotiate a resolution of this matter with the lenders.

Net cash used in operating activities was $5.2 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively. The Company's average monthly net cash outflows, or cash burn rate, increased from approximately $440,000 in the second quarter of 2002 to approximately $796,000 for the third quarter of 2002, primarily as a result of the $645,000 repayment of the Company's line of credit in September 2002.

Net cash used in investing activities was $213,000 for the nine months ended September 30, 2002 and primarily reflected capital expenditures of approximately $406,000 for computer equipment and software offset by the return of $189,000 of deposits. We anticipate making minimal capital expenditures for the remainder of 2002. Net cash provided by investing activities was $536,000 for the nine months ended September 30, 2001 and reflected the sale of a marketable security held for investment for $1.0 million and purchases of property and equipment.

Net cash used in financing activities was $138,000 for the nine months ended September 30, 2002 and included the borrowing of $1.5 million under a convertible debt agreement, which was partially offset by the effect of $1,357,000 pledged as collateral as discussed above. Net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 reduced the amount of net cash provided by financing activities.

On March 29, 2002, the Company executed a working capital line of credit agreement with a bank in the amount of $700,000. The Company borrowed $645,000 on this line of credit during the six months ended June 30, 2002. In September 2002, the Company repaid the outstanding balance in full, including accrued interest, and terminated the line of credit. Advances under the line of credit accrued interest at the prime rate minus 0.25%, with repayment terms of monthly interest-only payments and principal due in June 2003. As part of the line of credit agreement, the Company had to maintain a minimum restricted cash balance of $800,000 with the bank.

On August 26, 2002, the Company annouced that it had received a letter from Nasdaq advising the Company that for a period of 30 consecutive trading days, the price of the Company's common stock closed below the minimum price of $1.00 per share as required for continued listing on the Nasdaq National Market. Under the Nasdaq Marketplace Rule, if the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days before November 19, 2002, the Company will be regain share price compliance. If the Company is not compliant by that date, Nasdaq will provide the Company with written notification that the Company's securities will be delisted from the Nasdaq National Market. If that were to occur, the Company may at that time appeal for an extension to a Nasdaq Listing Qualifications Panel. The letter also stated that the Company could apply to transfer its common stock to the Nasdaq SmallCap Market, which makes available an extended grace period, up to an additional 270 days, for the minimum $1.00 bid price requirement. During this period, the Company would also have the ability to transfer back to the Nasdaq National Market if it maintained a closing bid price equal to or greater than $1.00 for 30 consecutive trading days and if the Company complies with all other continued listing requirements for that market.


Our capital requirements depend on several factors, including:

     o The rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online services
     o The ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services

     o    The level of purchases of computer equipment and software
     o The need to respond to unforeseen industry developments and other factors

The Company currently plans to meet its capital requirements primarily through issuance of equity securities or new borrowing arrangements, and in the longer term, revenue from operations. Due to a material shortfall from anticipated revenues and the inability to access its funds held as collateral to guarantee certain executive margin loans as discussed above, the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, other than the reduction in workforce in November 2002 discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 13 of this report. The workforce reduction is not expected to have a significant effect on the effectiveness of the Company's disclosure controls, particularly with respect to the period covered by this report.

                           Part II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 16, 2002, the Company announced that its Board of Directors approved the appointment of Mitch Hovendick to serve as a member of the Board of Directors. Concurrently, the Company also announced that Roger Hemminghaus resigned from the Board of Directors.

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


(b)  Reports on Form 8-K:

     On August 1, 2002, the Company filed a Current Report on Form 8-K regarding the Company's execution of a financing agreement with Laurus Master Fund, Ltd. The matter was reported under Item 5 of Form 8-K and the related securities purchase agreement was filed as an exhibit under Item 7 of Form 8-K.

ITEMS 1, 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BILLSERV, INC.


Date: November 14, 2002                 /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly authorized and principal financial
                                        and accounting officer)

                                 CERTIFICATIONS

I, Michael R. Long, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Billserv, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/ Michael R. Long
                                         -----------------------
                                         Michael R. Long
                                         Chief Executive Officer

I, Terri A. Hunter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Billserv, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/ Terri A. Hunter
                                      --------------------------
                                      Terri A. Hunter
                                      Chief Financial Officer