Form 10-K/A
period 2001-12-31
BILLSERV INC
filed 2002-11-18
CIK 1088034

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

      |X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT of 1934

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

            211 North Loop 1604, Suite 200, San Antonio, Texas 78232 (Address of principal executive offices, including Zip Code)

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

                                 BILLSERV, INC.

                                   FORM 10-K/A
                      For the Year Ended December 31, 2001

                                      INDEX


                                                                                                       Page
                                                                                                       ----
                                     PART I

Item 1.     Business ................................................................................    3
Item 2.     Properties ..............................................................................   11
Item 3.     Legal Proceedings .......................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders .....................................   11

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ...................   12
Item 6.     Selected Financial Data .................................................................   13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ...   14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ..............................   23
Item 8.     Financial Statements and Supplementary Data .............................................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....   43

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ......................................   44
Item 11.    Executive Compensation ..................................................................   44
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..........................   44
Item 13.    Certain Relationships and Related Transactions ..........................................   44
Item 14.    Controls and Procedures .................................................................   45

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................   46
Signatures ..........................................................................................   47
Certifications ......................................................................................   48

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K/A and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K/A regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K/A. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, is being filed to amend Items 1, 6, 7 and 8 to provide certain additional disclosures to and clarification of the description of the Company's business, the discussion and analysis of the Company's financial condition and results of operations, and the footnotes to the Company's financial statements. There were no adjustments made to the previously reported results of operations or financial position of the Company for any of the periods presented.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

All references to "we," "us," "our," "Billserv" or the "Company" in this Annual Report on Form 10-K/A mean Billserv, Inc. and its consolidated subsidiaries.

General

Billserv provides Electronic Bill Presentment and Payment ("EBPP") and related services to companies that generate recurring paper-based bills. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allows companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. Billserv offers services to consolidate customer billing information and then securely deliver an electronic bill to the biller's own Billserv-hosted payment Web site, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allow billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. We provide professional services to assist with the implementation and maintenance of an electronic bill offering. In addition, we offer consumer marketing support to assist billers in encouraging their consumers to switch from paper to electronic billing.

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with third party hardware and software platforms to offer our customers a scalable, branded and secure EBPP process. We have designed our systems infrastructure so that it is reliable, flexible, and expandable to meet growth demands without significant cost or changes. Our systems infrastructure allows us to work with our customers to build a customized EBPP offering tailored to their specific needs.

We currently market our services through a direct sales force and through organizations that resell our services to their customers and prospects. As of December 31, 2001, we have signed 101 billers who generate approximately 1.3 billion paper-based bills annually (or approximately 7% of the total annual bills produced in the United States). Of these billers, 84 are in a full production environment which means that the electronic billing services being provided are available to their target consumers and 17 are in various stages of implementation which means that the electronic billing product is still being developed and is not yet ready for general release to the billers' consumers. Billserv's customers include notable companies such as AFSA Data Corporation and Sallie Mae Corporation, which have been customers since 1999 and utilize Billserv's EBPP hosting and distribution services, AT&T Corporation and Chevron, which have been customers since 2000 and utilize Billserv's EBPP distribution services, Waste Management, a customer since 2001 using Billserv's hosting and payment services, and Time Warner Cable, a customer since 2000 through which several of its local affiliates are receiving EBPP hosting and distribution services under a master corporate EBPP services agreement. The Company was founded in July 1998 and is incorporated in the State of Nevada. Billserv operates primarily in the United States as a single operating segment, although it also operates in Australia and Canada on a limited basis. Foreign operations began in 2000; however, the impact financially of expanding internationally is not significant as of December 31, 2001.

Industry Background

As a paper-based process, bill presentment and payment are the most regular and critical functions in which most businesses engage. For many companies, particularly those generating recurring bills, the bill represents a critical touch point for maintaining and improving customer loyalty, and a valuable opportunity to increase revenues through up- and cross-selling. However, the paper-based bill delivery and payment process is expensive and less efficient for both businesses and consumers. Additionally, paper-based bills are limited in their functionality. The potential for personalization is limited, and there are few opportunities for companies to engage in interactive communication with their consumers through the paper-based bill payment experience.

The majority of paper-based bills are recurring monthly or quarterly invoices mailed to consumers by communications companies (such as telephone and cable companies), utilities, newspapers and financial institutions such as banks and other lenders. Paper bills are prepared either by the company itself or by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly, multiple-step process that includes extracting relevant data from the internal accounts receivable system of the company, organizing the data into a billing format, printing and separating the bills, inserting the bills into envelopes, applying postage and mailing the bill to the consumer. This paper bill process is less efficient than electronic bill delivery, which eliminates many of these steps. Similarly, the paper-based payment process is time-consuming and can be costly for the consumer.

Our Market Opportunity

Growth of the Internet and Electronic Commerce


--------------------------------------------------------------------------------

The Internet has emerged as a significant global medium for communication, information and commerce. According to the U.S. Commerce Department in a February 2002 report, 143 million Americans, or 54% of the country, were using the Internet as of September 2001, and the number was growing at the rate of 2 million per month. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce and communicate with their consumers and business partners over the Internet.

One of the consequences of the widespread growth and acceptance of Web use is that consumers are rapidly embracing the ability to conduct financial and other personal business over the Internet. Gartner Group, an independent market research firm, projects in a December 2001 report that by the end of 2003, 64 million Americans will be viewing their credit card and other billing statements electronically, which is a 100% increase from the estimated 32 million that were doing so at the end of 2001. Accordingly, we believe there is a substantial potential for growth in EBPP and related services.

The growth in the use of the Internet has also transformed the competitive landscape in many industries. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships. Many companies, particularly those generating recurring paper-based bills, such as utilities and telecommunications providers, are increasingly recognizing that an Internet-based offering to the bill presentment and payment process can serve as the foundation for their broader Internet and customer relationship management strategies.

These companies currently recognize the bill as the critical touch point for maintaining and improving their customer relationships as well as providing the opportunity to increase revenue streams. EBPP enables companies to enhance this touch point by leveraging the capabilities of the Internet to promote customer loyalty, provide enhanced customer service, increase control over the critical billing process, enhance up- and cross-selling opportunities by utilizing the direct marketing and interactive capabilities of the Internet and improve the effectiveness of customer marketing by providing real-time market intelligence on consumers. Companies can also realize significant cost savings by moving to an electronic billing process from a paper-based system, especially given the recent trend of steadily rising postal rates.

Challenges for Companies in Adopting EBPP

While companies may recognize the critical role that EBPP will play in their mission critical Internet and customer relationship management strategies, they face significant challenges in the development, implementation and management of their EBPP offering. To execute a successful EBPP strategy, companies should purchase, successfully implement and maintain:

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

In addition, companies must make arrangements with multiple EBPP aggregators, such as CheckFree, Spectrum, Mastercard RPPS, Paytrust and Metavante, or front ends, such as Internet portals or financial institutions' Web sites that present bills to consumers, and manage those multiple relationships on an ongoing basis. EBPP aggregators are companies that have access to multiple Web sites that function as portals to allow bills to be delivered to and/or paid by consumers that access these sites. Such aggregators enhance the convenience of payment and management of e-bills via the Internet for consumers by giving them access to multiple bills at one secure site versus having to visit multiple Web sites to view or pay each individual bill. Many companies lack the resources, expertise and/or inclination to develop, implement and manage their own EBPP offering in a cost-effective manner. These issues are compounded by the current state of the EBPP industry, which can be characterized by rapid technological change, disparate standards and competing business models.

The Billserv Service Offering

Our services provide a comprehensive and cost-effective outsourced offering that enables any company producing recurring paper-based bills to offer EBPP services to their consumers and to utilize the electronic delivery and payment of bills to enhance business and customer relationship management strategies. Our offering allows our customers to provide EBPP services to their consumers, support the EBPP process with Internet customer care, and utilize the electronic delivery and payment of bills to reduce costs, create additional revenue streams, increase branding opportunities, enhance customer service and provide competitive differentiation. These service offerings are supported by our systems infrastructure that integrates certain proprietary


--------------------------------------------------------------------------------
components with third party hardware and software platforms to offer our customers a scalable, branded and secure EBPP process. By outsourcing the development, implementation and management of their entire EBPP process, our customers can realize the following benefits:

o Single Point of Contact - Our services offers a one-stop, comprehensive and cost-effective outsourced process for our customers' entire EBPP offering. We become our customers' single point of contact for implementing, developing and managing their entire EBPP offering.
o Speed to Market - Our services allows our customers to establish an EBPP offering in as little as 90 days, without diverting critical time and financial resources from their core competencies. The time-to-market of an EBPP offering is important to our customers because it enables them to rapidly address the opportunities presented by electronic delivery and payment of bills.
o Reduced Capital Requirements and Technology Risk - Outsourcing the design, development, installation and management of their entire EBPP process reduces the costs and administrative burden on our customers by eliminating the need to develop and manage an in-house system and by capitalizing on our economies of scale and implementation expertise.
o Broad Distribution - Our relationships with multiple EBPP aggregators and other front-ends enable our customers to publish their bills through multiple presenters and our Direct Delivery product enables the presentment of bills straight to the consumer's email inbox. These distribution channels provide our customers with the ability to offer their consumerss numerous options of where and when to access and pay their bills.
o Enhanced Customer Service - Our services provide Internet-enabled customer support for the EBPP process and enables our customers to utilize the electronic delivery and payment of bills to improve customer retention, increase customer loyalty and enhance customer relationships.
o Open System Architecture - Our systems infrastruce supports all of the data standards currently employed by aggregators and front-ends today, including Open Financial eXchange (OFX), eXtensible Markup Language (XML), Electronic Data Interchange (EDI) and others. This allows our customers to present their bills to any Internet bill presenters, regardless of the standard used.
o Scalability - We use IBM Netfinity line of servers that have the ability to handle large volumes of transactions with an upward growth path and clustering technology. Our current infrastructure has excess capacity to support new billers and increasing transaction volumes.
o Increased Revenue Streams - We believe that our EBPP strategy provides our customers with the potential for increased revenue opportunities by leveraging the capabilities of the Internet to support direct marketing and enable cross- and up-selling opportunities.
o Transparency - Our services are transparent to the consumer at all times, allowing our customers to maintain and build upon their brand recognition.
o Security - Our services enable our customers to have total control over their billing data at all times. In addition, we use digital certificates, data encryption, NT authentication and firewalls to protect billing data.
o Transaction-Based Pricing - Our customers typically pay an up-front fee that covers basic implementation of the contracted services. After the customer is in production, we assess transaction-based fees based on the number of electronic bills presented to and/or paid by their consumers, depending on the specific services that have been contracted by the customer. In virtually all cases, these transaction-based fees are significantly less than the cost to our customers of processing paper-based bills.

Our Strategy

Our goal is to be the leading outsourced service provider of EBPP and related services. In order to achieve this goal, we are implementing a strategy consisting of the following key elements:

Acquire Additional Billing Customers

We believe that establishing a large customer base that distributes a significant number of recurring paper-based bills is critical to the long-term success of our business. We intend to continue expanding our customer base, targeting those companies with a high likelihood of generating significant revenue. We focus our sales efforts on local billers that deliver the majority of paper-based bills in selected metropolitan areas in the country (based upon the number of online households), as well as those regional and national billers that deliver bills to these same consumers. We are also actively building relationships with organizations that resell our services to their clients and prospects. Our partners leverage relationships with existing and prospective clients, using our EBPP capabilities as a means to retain or obtain new accounts, as well as enhance profit margins. This strategy allows us to take advantage of a matrix of opportunities that arise from the sales activities of our resellers in conjunction with our direct sales efforts.

We qualify potential resellers based on their market orientation, national presence, account base, and sales capabilities. To date, we have signed multi-year agreements with several companies that have a national presence, including Bank One, Sallie Mae Solutions and CheckFree, to resell our services on either a direct or referral basis. The reseller agreements generally provide for


--------------------------------------------------------------------------------
either wholesale pricing or commissions based on referred and qualified sales. Our reselling partners are generally leaders in their industries, with a strategic commitment to EBPP and electronic commerce. We will continue to add select partners when advantageous to us to expand horizontal and vertical coverage. Our direct sales staff promotes business with our partners on both the corporate level and a localized basis. The direct sales staff coordinates their development efforts with resellers to achieve comprehensive coverage of targeted markets.

Positively Influence Consumer Adoption Rates

We believe that the rate at which consumers begin utilizing EBPP services, commonly referred to as the "consumer adoption rate," is a critical factor to the long-term success of our business. A major component of our growth strategy involves not only obtaining additional customers, but also actively assisting contracted billers in developing a strategy designed to encourage the highest possible acceptance of EBPP services by their consumers. This includes incorporating our adoption-building Preferred Enrollment Program as part of a customized EBPP offering purchased by our direct billing customers. This program consists of process and service offerings that build adoption at the time of new account acquisition and facilitate the accelerated conversion of existing paper-based consumers to EBPP services. Program components include Auto Enrollment of our customers' new customers, Online Demonstrations that walk consumers through the client's bill presentment and payment site, Online Enrollment Assistance to provide instant online help to consumers, and Instant Activation that allows consumers immediate access to view and pay bills online upon enrollment.

Additionally, we assign a dedicated Account Manager to each of our customers to assist them in maximizing consumer adoption of their EBPP services and help them realize a higher return on their investment. Our Account Managers work with their customers to develop a tailored marketing strategy designed to increase the EBPP adoption rate of their consumers. We assist our customers in carefully planning and strategizing on all facets of the marketing process that are funded by customers, including:

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

Another adoption-driving program we provide is our branded EPI-Center strategy, which stands for Electronic Payment Innovation CENTER. Our EPI-Center strategy's objective is to positively influence consumer adoption rates within specific metropolitan areas by working with local, regional and national billers to deliver cooperative adoption marketing messages to volumes of households. Through our EPI-Center strategy, we provide local billers the plan and communications to allow them to partner with other local, regional and national billers (e.g., utilities, telecommunications companies, cable companies, etc.) and Consumer Service Providers (i.e., financial institutions, Web portals, or any site where consumers go to view and pay their bills), thereby communicating the availability of a critical mass of bills and positively affecting consumer adoption rates. Consumers are not able to fully adopt electronic billing and abandon traditional paper methods until a critical mass of bills are presented electronically. We believe that consumers will be more likely to adopt once they can continue to receive all their bills in one location instead of visiting multiple Web sites or receiving some bills online and some traditional paper bills.

To date, we have seen positive results from marketing programs designed to enhance adoption rates. Billers that are marketing aggressively to their consumer base or have favorable consumer demographics, such as high Internet usage, are experiencing adoption rates of between 3.5% and 15.0%. During 2001, we presented over 2 million electronic bills up from 448,000 in 2000. New consumer enrollments rose to over 316,000 for the year 2001 from 101,000 in 2000.

Finally, connecting companies to customers through the widest array of Web sites from which to receive, view, pay and manage bills is also an important step towards realizing increased customer adoption. In this regard, the Company recently announced that it was the first company to deliver e-bills on behalf of a biller to MasterCard RPPS, which is one of the newest aggregators in the EBPP industry. This accomplishment demonstrates our commitment to proactively offer billers increased opportunities for their consumers to pay and manage their bills via the Internet. Our efforts to provide customers with distribution to all major aggregators will be a continuing focus for the Company.

Expand and Leverage Strategic Relationships and Partnerships

An important element of the Company's strategy is to strengthen and expand its relationships with strategic allies and partners to increase the market awareness, demand and acceptance of EBPP and value of Billserv's services. We have formed strategic relationships and partnerships with key technology providers and companies serving the EBPP industry to enable us to offer a high quality of service to our customers. Our key partners include:


--------------------------------------------------------------------------------

o Technology providers, such as International Business Machines Corporation, CheckFree i-Solutions and ACI Worldwide, that provide various hardware and software components of our service offering.
o Billing distribution partners, or aggregators, that provide the ability to distribute electronic bills to various Internet sites where consumers can receive, view, pay and manage bills as well as provide electronic payments and remittance information back to our customer. We have multi-year distribution agreements with all major EBPP aggregators including CheckFree, Spectrum, MasterCard RPPS, Paytrust and Metavante that call for volume-based fees for bills delivered through the aggregators' networks. The aggregators help to generate revenue by allowing us to provide customers with access to a greater number of Web sites from which their consumers can view, pay and manage their bills.
o Payment processing partners, such as Bank One and Paymentech, Inc., that allow us access to the ACH and credit card clearing network, respectively, to facilitate the electronic transfer of funds between our customers and their consumers who utilize a biller direct Web site Through its contractual relationships with Bank One and Paymentech, Billserv is able to process ACH and credit card payment transactions on behalf of its customers and their consumers. Billserv pays volume-based fees for debit and credit transactions initiated through these partners, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees.
o Reselling partners, such as Sallie Mae Solutions and Bank One, which resell our EBPP services to their customer base on an exclusive basis under contractual agreements that provide for wholesale pricing or commissions based on referred sales.

A strategic ally can also provide our customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet our customers' system definition and application development requirements. We intend to enhance the quality of our services by continuing to pursue and enter into strategic relationships and partnerships with companies that offer us the opportunity to benefit from the relationship.

Accelerate the Time to Market for our Customers

We believe that an important element of our service offering is our ability to assist our customers in accelerating the time to market of their EBPP services, thereby increasing the return on their investment. In order to help achieve this objective, we assign a dedicated Account Manager and technical project team from the beginning of the planning and implementation process for each customer to ensure that the project implementation is completed effectively and on time. The design of our service offering also contributes to an efficient and timely deployment. Our core system consists of four major proprietary gateways: financial, aggregator, biller and email, which support a variety of emerging standards for data exchange and enable us to offer a quick implementation. These interfaces give us the ability to integrate with our customers' legacy applications, without disrupting or changing their internal systems, as well as external software applications. The modular design and integrative features of our products and services allows our customers to choose from a menu of components and still have a system implemented in as little as 90 days. We believe that our system design and approach utilizing a dedicated team has a positive influence on the timing and effectiveness of the implementation of our EBPP services for our customers.

Pursue International Market Opportunities

We believe our services can be adapted for international customers. Although we have historically focused our marketing efforts in the United States, we also market our services in Canada and Australia. We plan on continuing to market our services outside the United States in the future. However, that expansion will take place in a fashion that brings strength of local country partnerships and minimizes the capital investment made by us to expand into these countries. For example, during 2001, the Company acquired a 50% interest in a corporate joint venture operating in Australia to provide EBPP services. The equal partner in this venture is Salmat, one of the leading customer communications companies in Australia specializing in document management servicess, letterbox delivery, data solutions, teleservices, fulfilment and customer targeting. The venture recently presented the first live electronic bill through a banking Web site in Australia for payment through BPAY, Australia's leading electronic bill payment service. We believe the demand for EBPP servicess is developing in Australia and presents a viable market opportunity through our partnership with Salmat.

Expand Service Offerings

We have recently begun marketing a more comprehensive offering that delivers a single, outsourced capability for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with Internet-enabled direct marketing and communication ("IDMC") services and online real-time customer care support provided by our Internet Interaction Center ("IIC"), Billserv puts billers in direct, interactive contact with their consumers. We refer to this as a "Customer Communication Network". We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing customers to this enhanced service. In addition to the current components integrated into our service offering, we intend to add enhanced products and services that could further broaden the capabilities and revenue-generating potential of our offering. These enhanced offerings will primarily be in the areas of IDMC and customer relationship management services.


--------------------------------------------------------------------------------

We believe that customer relationships can be enhanced through the effective use of our comprehensive EBPP services. Specifically, each time a consumer receives and pays a bill online or utilizes our customer care service, valuable data about the interaction is obtained and stored in a database. Critical information such as customer case histories, account balances and product configuration details is presented or "popped" onto the service representative's screen at the exact moment the consumer makes contact. As such, representatives are able to provide better service more quickly, and consumers feel as though our customer knows them individually and understands their particular needs. We are also able to utilize this information to better anticipate the needs of a consumer in advance of the next consumer contact. This information may also be used to assist our customers in identifying specific consumer needs and possible consumer segments that could be used to provide differentiated services such as direct marketing or specific product offers.

Components of the Billserv Service Offering

One of the key advantages of our service offering is that we have integrated certain proprietary components third party software and hardware platforms that cover a wide variety of services and functionality. This integration enables us to be the single point of contact for all of our customers' needs for designing, developing, implementing and managing their entire EBPP process. Our menu approach to offering our integrated products and services also allows us to tailor our customers' EBPP services to their business and marketing objectives. The components of our service offering, all of which are currently available to customers and have generated revenue to date, include:

eServ

eServ is our flagship product and the foundation for our comprehensive EBPP services. eServ provides our customers with a single offering for developing and managing their entire EBPP capabilities. With eServ we manage, on behalf of our customers, the multiple systems, delivery channels and relationships necessary for a successful EBPP offering. Our eServ product provides outsourced creation and management of presentment and payment processes for a biller direct site and all aggregator sites, as well as payment processing and full reporting and reconciliation capabilities. An optional service that our customers can utilize is Direct Delivery, which offers a delivery medium whereby the electronic bill is "pushed" directly to the consumer's email inbox. This service gives consumers the opportunity to view their bill and make payments directly from the email by clicking the "pay" button found within. In conjunction with our eServ offering, customers may also choose to employ other optional services such as eInsert, our IDMC product that provides a targeted messaging medium that interacts with consumers individually by dynamically presenting customized communication campaigns directly on the electronic bill statement.

eCare

eCare is our Internet-enabled customer care service supporting the EBPP process. We currently offer eCare in two separate models, eCare View and eCare Connect. eCare View is a proprietary, multi-function, Web-based desktop browser product that provides access to the consumer's bill detail stored on our servers. We provide a tool for our client's customer service representatives ("CSRs") to deliver customer service to all consumers, including those not using the Internet. eCare Connect provides enhanced capabilities by utilizing licensed Internet collaboration software to enable interaction with consumers over the Internet in a variety of ways, such as email, Web collaboration (Web-chat) and voice-over Internet protocol (VoIP), and also provides capabilities for extended Customer Relationship Management ("CRM") services. We have developed proprietary customer relationship management software applications that enable us to intelligently and efficiently analyze data obtained through the EBPP process, including eServ and eCare interactions. eCare Outsourced is available through our Internet Interaction Center ("IIC") to provide the client with essentially the same functionality as eCare Connect, using our employees to perform customer service on behalf of the client. This service can be a fully outsourced model in which our client chooses not to provide direct in-house services. Alternatively, this service model may be used as an after-hours support function that supplements and extends our client's existing service center hours of operation.

eConsulting

eConsulting is Billserv's professional services group that offers electronic billing, customer care, project management, and IT consulting services to both existing billing customers and the EBPP industry in general. Billserv's eConsulting group offers servicess ranging from project monitoring to complete turnkey project development and implementation. In addition, customers can gain access to Billserv's extensive and successful team to acquire data-centric (Internet-based) customer care knowledge.

ASP Gateway Services

Billserv's ASP Gateway Services offers billers who are already participating in EBPP a single distribution point to virtually all bill presentment and payment locations across the World Wide Web. The ASP Gateway Service is designed to improve a biller's existing EBPP system, whether an in-house offering, biller direct site or limited distribution channel, by expanding the range of distribution partners. Billserv serves as the single point of contact to the numerous distribution channels which gives billers a cost-effective means to make bills more accessible to consumers. Billserv's unique ASP Gateway specifications may also be


--------------------------------------------------------------------------------
embedded as an OEM (Original Equipment Manufacturer) component within companies' software or service offerings, affording such vendors a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and internet payment portals.

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

Product Development

Our total research and development expenses were $760,082, $767,751 and $906,532 for 2001, 2000 and 1999, respectively. We have created a proprietary technology infrastructure to support all of the components of our service offering. Our systems consist primarily of proprietary software applications that we have integrated with third party hardware and software platforms. We have designed our system so that it is reliable, flexible, and easily expanded to meet growth demands without significant cost or change. Our support for open standards allows us to integrate with any third party print-stream parser, as well as in-house EBPP servicess. In addition, these widely used object oriented standards have provided us with a highly reusable modular system. Because of this reusability, the business components can be constructed and modified to adapt to the rapidly developing EBPP industry without affecting the underlying software development.

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

Sales and Marketing

Our sales strategy targets both direct and indirect sales. Leads for sales are obtained through resellers, direct contact by our sales personnel, and our marketing efforts to existing customers led by our Account Management team. We have a direct sales staff consisting of two dedicated salespersons providing national coverage and several other employees who function in limited sales capacities. We also market our services through organizations that have exclusive reseller agreements with us to sell our EBPP services such as Bank One and Sallie Mae Solutions. The percentage of sales generated by resellers was approximately 24% in 2001. Reselling partners generate and qualify sales leads, make initial contacts, assess client needs and recommend use of Billserv services when appropriate, and introduce Billserv at high levels within the customer organization.

Our marketing efforts are primarily EBPP adoption-focused. Our professional staff of Account Managers actively assists our customers in creating programs to encourage their consumers to utilize EBPP. The shared knowledge of our staff, combined with the cumulative experience of our entire customer base, enables them to provide valuable leadership as we work to build consumer adoption rates. We also participate in limited corporate marketing that promotes the Billserv brand and provides leads to our sales staff for qualifying and follow-up.

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

Customers

Our primary market focus will be on both top-tier and middle-market companies generating recurring (usually monthly) paper-based bills within a specific geographical market. Through our geographic sales focus, we look to capture significant companies (i.e., utilities, telephone providers, cable operators, etc.) generating recurring paper-based bills in each targeted geographic region, thereby achieving the necessary critical mass and driving consumer adoption rates. An additional market focus will be on larger companies in select vertical markets, such as the insurance industry and the financial services industry, that are generating a significant amount of recurring paper-based bills, as well as traditional outsourced print and mail enterprises whose customers could benefit from an EBPP services.


--------------------------------------------------------------------------------

EBPP services provided to Reliant Energy accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows a customer to move from an outsourced offering provided by Billserv to an in-house offering of the customer's choosing. We expect the resulting loss of transaction revenues to be mitigated by fees generated from consulting services provided to Reliant Energy related to the transition of their EBPP capabilities to an in-house offering and estimate that total revenues generated by this customer in 2002 will be approximately equal to those in 2001. Also, 27% of total consolidated revenues for 2000 were attributable to a single customer for which we are no longer providing services. Total consolidated revenues in 1999 were not significant, as the Company did not begin generating revenue until the fourth quarter of 1999.

Competition

The market for EBPP services is highly competitive. We compete primarily with companies that provide turnkey outsourced EBPP servicess for customers. These companies include Metavante, Princeton eCom Corporation and DST Output (formerly YourAccounts.com). In addition, we expect that other companies, such as traditional information technology services companies and systems integrators, may introduce services that compete with us. Remaining competitive in the EBPP market will require a continued investment in new technologies, marketing and a high level of customer service. We believe that the principal competitive factors in our market include:

o    System reliability and performance
o    Ability to provide a CRM component
o    Price and other financial terms
o    Technological support and customer service
o    Time-to-market of implemented servicess
o Strategic relationships with aggregators, front-ends and technology providers
o    Compliance with industry and technological standards

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


--------------------------------------------------------------------------------

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

                                                  High        Low
                                               ---------- ----------
                      2001
               --------------------
               First Quarter                     $ 5.38      $2.16
               Second Quarter                    $ 3.05      $1.88
               Third Quarter                     $ 2.20      $0.73
               Fourth Quarter                    $ 1.55      $0.80

                      2000
               --------------------
               First Quarter                     $31.88      $7.63
               Second Quarter                    $19.50      $9.13
               Third Quarter                     $ 9.19      $6.25
               Fourth Quarter                    $ 7.75      $2.06

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


--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is that of a development stage company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

Consolidated Statement Of Operations Data

                                                                                         From Inception     From Inception
                                   Year Ended        Year Ended         Year Ended       (July 30, 1998)    (July 30, 1998)
                                  December 31,       December 31,       December 31,       To December        To December
                                      2001               2000              1999 (1)        31, 1998 (1)       31, 2001 (1)
                                  ------------       ------------       ------------       ------------       ------------
Revenues                          $  2,968,678       $    650,023       $     55,438       $         --       $  3,674,139
Cost of revenues                     4,995,161          3,690,843            127,345                 --          8,813,349
Operating expenses:
  Research and development             760,082            767,751            906,532                 --          2,434,365
  Selling, general and
    administrative                   6,423,315          8,264,657          3,737,922            289,211         18,715,105
  Depreciation and
    amortization                     1,555,626            940,995            270,908                559          2,768,088
  Non-cash expense related
   to the issuance of
   warrants                                 --          7,488,000            491,428                 --          7,979,428
                                  ------------       ------------       ------------       ------------       ------------
Total operating expenses             8,739,023         17,461,403          5,406,790            289,770         31,896,986
Other income, net                      359,800            546,173              5,749                 --            911,722
Cumulative effect of a
change in accounting
principle                                   --            (52,273)                --                 --            (52,273)
                                  ------------       ------------       ------------       ------------       ------------
Net loss                          $(10,405,706)      $(20,008,323)      $ (5,472,948)      $   (289,770)      $(36,176,747)
                                  ============       ============       ============       ============       ============
Per share information:
Net loss - basic and diluted      $      (0.58)      $      (1.35)      $      (0.50)      $      (0.03)
Weighted average common
shares outstanding - basic
and diluted                         18,017,051         14,793,622         10,876,096         10,030,000

Consolidated Balance Sheet Data

                                                                          December 31,
                                                  --------------------------------------------------------------
                                                      2001             2000            1999 (1)         1998 (1)
                                                  ------------     ------------     -----------        ---------
Working capital (deficit)                         $  5,750,354     $  5,291,006     $ 6,293,217        $(303,926)
Current assets                                    $  7,255,124     $  8,848,543     $ 7,490,648        $ 387,980
Total assets                                      $ 11,415,136     $ 15,290,542     $ 9,398,168        $ 407,530
Long-term  obligations, net of current portion    $         --     $    148,428     $   259,694        $      --
Deficit accumulated during the
development stage                                 $(36,181,383)    $(25,775,677)    $(5,767,354)       $(294,406)
Total stockholders' equity (deficit)              $  9,748,566     $ 11,011,410     $ 7,936,043        $(289,676)

(1) The accounting change related to SAB 101 has not been reflected in the financials prior to its adoption on January 1, 2000.


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K/A. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K/A.

Overview

Billserv is a development stage enterprise with a limited operating history on which to base an evaluation of our businesses and prospects. The Company's principal activities since inception have included research and development, raising of capital and organizational activities. The Company has recently increased its activities in the areas of obtaining billing customers and implementing Electronic Bill Presentment and Payment ("EBPP") capabilities for those billers. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In keeping with this strategy, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced service offering for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with online real-time customer care support provided by our Internet Interaction Center ("IIC") and Internet-enabled direct marketing and communication ("IDMC"), Billserv puts billers in direct, interactive contact with their consumers. We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing customers to this enhanced service. Our selling strategy is a targeted approach with an emphasis on complementary marketing initiatives within key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in selected metropolitan areas with high Internet usage that have the willingness and ability to market EBPP access to their consumers. Additionally, we will continue to target national billers to offer complete coverage of all recurring bills in each targeted region. New accounts are obtained through both direct sales and by working with our valued reseller and referral partners in order to maximize our leverage in the marketplace.

The Company also provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with a client's marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue, all of which have generated revenue to date, include:

o eConsulting - Provides value-added professional services for EBPP billers or software vendors needing dedicated resources to deliver customized EBPP capabilities.
o eInsert - Provides a targeted messaging medium that interacts with consumers individually by dynamically presenting customized communication campaigns directly on the electronic bill statement.
o Direct Delivery - Offers a distribution medium whereby the electronic bill is delivered directly to the consumer's email inbox, giving them the opportunity to make payments directly from it by accessing the link to the appropriate biller direct site.
o Preferred Enrollment - Offers billers services that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of new consumers by warehousing bill records, and Auto Enrollment, which streamlines the enrollment process for new consumers.


--------------------------------------------------------------------------------

o ASP Gateway Services - Offers billers who are already participating in EBPP using in-house software a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site. ASP Gateway may also be used by vendors to provide a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and Internet payment portals.
o bills.com - Provides an EBPP Internet portal for complete receipt, management and payment of all bills.

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

Revenue Recognition

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. These up-front fees are charged for the work involved in implementing the basic functionality required to provide EBPP services to customers. These set-up procedures include tasks such as establishing connectivity, design and construction of the hosted Web site, and conversion of the paper bill print stream to an electronic format. In December 1999, the SEC issued SAB 101, which requires that revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At December 30, 2001, deferred revenue was $652,629. We anticipate that transaction fees and other services will make up a larger percentage of total revenue in future periods, which will reduce the effect that deferring implementation fee revenue has on our current operating results. However, the volume of transactions and amount of related revenue we will generate in future periods is dependent upon, among other things, the rate at which consumers utilize EBPP.

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


--------------------------------------------------------------------------------

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Total revenues increased 357% to $2,968,678 in 2001 from $650,023 in 2000. Of the increase from the prior year, 44% was attributable to the addition of a full year of eConsulting revenue in 2001 (eConsulting services were first offered to customers in the fourth quarter of 2000) with the remaining increase attributable to growth in transaction and related implementation fee revenue due to an increase in the number of implemented billers and volume of transactions. As of December 31, 2001, we had 101 billers under contract who were in various stages of development, including 84 billers that were in full production or pilot stages, as compared to 31 billers in full production or pilot stages at December 31, 2000. Although revenue from transaction fees increased significantly from 2000, transaction fees are not likely to become a major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our customers and partners to promote EBPP through consumer education and marketing programs.

One billing customer accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced offering with Billserv to an in-house offering. We expect the resulting loss of transaction revenues to be mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house offering and estimate that total revenues generated by this customer in 2002 will be approximately equal to those in 2001. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services.

We generated our first revenues totaling $55,438, excluding the impact of adopting SAB 101, during the fourth quarter of 1999. Revenue for 1999 was comprised principally of design and implementation fees, but also included transaction fees for the first electronic bills presented for our customers.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. We have multi-year distribution agreements with all major EBPP aggregators including CheckFree, Spectrum, MasterCard RPPS, Paytrust and Metavante that call for volume-based fees for bills delivered through the aggregators' networks. Through its contractual relationships with its payment processors, Billserv is able to process ACH and credit card payment transactions on behalf of its customers and their consumers. Billserv pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. Cost of revenues increased 35% to $4,995,161 in 2001 from $3,690,843 for 2000. The increase from 2000 is primarily due to an increase in the number of personnel employed to provide revenue-producing services from an average of 54 such employees for 2000 to 79 in 2001. Cost of revenues was only $127,345 for 1999 as this was the first year that revenues were generated.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of third-party applications, new customer care servicess, additional business-to-consumer applications, business-to-business applications and servicess for direct marketing opportunities. These expenses remained relatively flat in 2001 and 2000 at $760,082 and $767,751, respectively, after decreasing from $906,532 in 1999. During the earlier stages of our Company, we applied additional resources to design and develop our base technology infrastructure and operating systems. All research and development costs are expensed as incurred. We will continue to invest in research and development efforts in the foreseeable future, as we believe this is critical in order to remain competitive.

Selling and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services. The decrease in such expenses to $2,084,941 in 2001 from $4,586,823 in 2000 was primarily the result of lower advertising media costs related to promotion of the bills.com Web site as well as lower corporate marketing expenses, which contributed 66% to the decrease, and reductions in personnel and travel expenses, which contributed 27% to the decline in expenses in total. During the second quarter of 2000, bills.com was re-launched with a focus on making the Web site simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, we incurred approximately $1.2 million of expense in 2000 to develop and market the payment portal. The increase in selling and marketing expenses in 2000 from $1,750,615 in 1999 was the result of the development and expansion initiatives of our sales and marketing departments as well as the advertising media costs associated with our bills.com promotion. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a decrease in the amount of expenses related to our direct sales force.


--------------------------------------------------------------------------------

General and administrative expenses include costs for the Company's human resources, finance, legal, facilities and executive management functions. These expenses increased to $4,338,374 in 2001 from $3,677,834 for 2000 and $1,987,307 for 1999. The increase in such expenses from 2000 to 2001 is principally due to increased facilities costs resulting from our move to new corporate headquarters. Total rent expense in 2000 was $681,000, and in 2001, the aggregate rent expense was approximately $1.2 million. The increase from 1999 to 2000 is attributable to the expansion of the Company's support infrastructure, including costs associated with additional general and administrative personnel hired to manage our growth. During the third quarter of 2001, the Company realigned its organization to make more efficient use of its resources and better match the Company's infrastructure to market conditions and the current business environment. This realignment included the layoff of certain employees and reassignment of other employees to different functions. It also involved reorganizing the company to promote better communication with customers and improve customer service. We expect total general and administrative expenses to remain relatively flat in subsequent periods as a result of the recent realignment.

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

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with accounting principles generally accepted in the United States, we expensed the fair value of these warrant issuances, which was calculated using the Black-Scholes option-pricing model, and recorded the related credit to paid-in capital. During 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. Under this agreement, which expires in February 2005, CheckFree provides us with electronic bill presentment services for volume-based fees. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. We may also recognize warrant costs in future periods based on CheckFree's ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. As of December 31, 2001, none of these incentive warrants were vested. During the second and third quarters of 1999, we recognized $356,583 of warrant expense for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by our private placement agent and $134,845 related to the issuance of warrants associated with debt, respectively.

Net other income was $359,800 in 2001 compared to $546,173 for 2000 and $5,749 for 1999. The decrease from 2000 to 2001 is primarily attributable to lower interest income earned in 2001 as a result of lower invested balances and market interest rates. The increase from 1999 to 2000 was the result of investing the proceeds of the equity investments made in the Company during the fourth quarter of 1999 and throughout 2000.

The decrease in net loss to $10,405,706 in 2001 from $20,008,323 in 2000 was primarily due to $7.5 million of expenses recognized in 2000 related to the issuance of warrants to CheckFree as consideration for entering into an extended biller service provider agreement. The increase in net loss in 2000 from $5,472,948 in 1999 was due to the warrant expense in 2000 as well as an overall increase in expenses as a result of employee growth from 50 employees at December 31, 1999 to 141 at December 31, 2000 and expansion of the Company's operations.

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

Net cash used in operating activities was $9.0 million, $11.0 million and $4.4 million for 2001, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by development stage activities and overhead costs. Through revenue growth and realignment of its costs to address current market conditions, the Company succeeded in lowering its average monthly net cash outflows, or cash burn rate, by 57% from approximately $1.1 million in the first quarter of 2001 to approximately $466,000 for the fourth quarter of 2001. We plan to continue to focus on expending our resources prudently and expect to achieve positive cash flow by the end of 2002 as a result of anticipated revenue growth. The Company believes that positive cash flow will be realized before achieving profitability due to the Company's history of collecting up-front fees for certain work performed in implementing services for new customers and the expectation of future new service contracts and collection of similar fees related to them. Since these up-front implementation fees are deferred and recognized over the term of the related service contract while the related costs are expensed as incurred, cash receipts related to a new service contract that includes an up-front fee will typically exceed the amount of related revenue that is recognized during


--------------------------------------------------------------------------------
the implementation period following inception of such a contract. If sales of future new service contracts with up-front implementation fees do not occur as expected, the realization of positive cash flow may be delayed.

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

Our capital requirements depend on several factors, including:

o The rate of consumer acceptance of the Internet, Internet technology, electronic commerce and our online services;
o The ability to adapt quickly to rapid changes in technology and competition in electronic commerce and related financial services;
o    The ability to expand our customer base and increase revenues;
o    The level of expenditures for marketing and sales;
o    The level of purchases of computer equipment and software;
o Possible acquisitions of or investments in complementary businesses, products, services and technologies; and
o    The need to respond to unforeseen industry developments and other factors.

The Company currently plans to meet its capital requirements primarily through issuance of equity securities or new borrowing arrangements, and in the longer term, revenue from operations. Due to a material shortfall from anticipated revenues and the inability to access its funds held as collateral to guarantee certain executive margin loans, the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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


--------------------------------------------------------------------------------

Future Capital Needs; Uncertainty of Additional Financing

The Company currently plans to meet its capital requirements primarily through issuance of equity securities or new borrowing arrangements, and in the longer term, revenue from operations. Due to a material shortfall from anticipated revenues and the inability to access its funds held as collateral to guarantee certain executive margin loans, the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Lack of Profitability; Uncertainty of Future Profitability

The Company was organized in 1998 and began operations as a public company in 1999 offering electronic billing services to other companies. The Company has not been profitable since inception and may never achieve profitability. As of December 31, 2001, the Company's accumulated deficit was $36.2 million. Because we have a relatively limited history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. Therefore, all historical information included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future.

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

Risk of Inability to Adapt to Rapid Technological Change; Risk of Delays

The Company's success is highly dependent on its ability to develop new and enhanced services, and related products that meet changing customer requirements. The market for the Company's services, however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. The Company, to remain successful, must be responsive to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, the new and enhanced services, products, and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services, and products. The Company may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner; there can be no assurance that any such services, products or technologies will develop or will be commercially successful, that the Company will benefit


--------------------------------------------------------------------------------
from such developments or that services, products or technologies developed by others will not render the Company's services and related products noncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced software, services and related products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

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

Uncertainty of ACH Access

Billserv has a contractual relationship with Bank One, which is an Originating Depository Financial Institution ("ODFI") in the Automated Clearinghouse (ACH) Network. The ACH Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An ODFI is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through its relationship with Bank One, Billserv is able to process payment transactions on behalf of its customers and their consumers by submitting payment instructions to Bank One in a prescribed ACH format. Billserv pays volume-based fees to Bank One for debit and credit transactions processed through Bank One each month, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. These fees are part of Billserv's cost structure. If the Federal Reserve rules were to change to further restrict or modify access to the ACH, the Company's business could be materially adversely affected.

Competition in Electronic Commerce and Related Financial Services

Portions of the electronic commerce market are becoming increasingly competitive. The Company expects to face growing competition in certain areas of the EBPP market. Although few companies have focused their efforts as service bureau consolidators in the EBPP industry, new service bureau companies could emerge and compete for billers of all sizes. The Company believes that software providers, consumer front ends, banks and Internet portals may provide increasingly competitive billing services for billers of all sizes. In addition, a number of banks have developed, and others in the future may develop, home banking services in-house. The Company believes that banks may also compete for the EBPP business of billers. The Company expects competition to increase from both established and emerging companies and that such increased competition could materially adversely affect the Company's business, operating results and financial condition. Moreover, the Company's current and potential competitors, many of whom have greater financial, technical, marketing and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire market share. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

Dependence on Key Personnel

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman and Chief Executive Officer, Michael R. Long; its President and Chief Operating Officer, Louis A. Hoch; its Executive Vice President and Chief Financial Officer, Terri
A. Hunter; and its Senior Vice President of Sales and Marketing, Tony L. Diamond. The Company's operations could be affected adversely if, for any reason, any of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and non-compete agreements with all of its key employees. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the Company experiences significant growth, it may become increasingly difficult to hire, train


--------------------------------------------------------------------------------
and assimilate the new employees needed. The Company's potential inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

Erosion of Revenue from Services

One of the Company's customers that accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively, is planning to develop an in-house EBPP offering during 2002. To the extent that this potential loss of revenue is not mitigated by fees generated from consulting services provided to this customer related to the transition of their EBPP capabilities to an in-house offering, the Company's revenues and profits will be adversely affected. The profitability of the Company's business depends, to a substantial degree, upon billers electing to continue to periodically renew contracts and receive services under existing contracts. In the event that a substantial number of these customers were to decline to renew these contracts or choose to discontinue receiving services for any reason, the Company's revenues and profits would be adversely affected. Sales of the Company's services are dependent upon customer demand for the services, which is affected by pricing decisions, the competition of similar products and services, and reputation of the products and services for performance. Most of the Company's services are likely to be sold within the utilities and financial services industries, and poor performance by the Company in performing its services would have the potential to undermine the Company's reputation and affect future sales of other services. A substantial decrease in revenue from services would have a material adverse effect upon the Company's business, operating results and financial condition.

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

Limited Protection of Proprietary Services

The Company regards some of its services as proprietary and relies primarily on a combination of trademark and trade secret laws, employee and third party non-disclosure agreements, and other intellectual property protection methods to protect its services. Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards


--------------------------------------------------------------------------------
as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company.

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

Acquisition-Related Risks

In the future, the Company may pursue acquisitions of complementary service or product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, acquisitions involve numerous


--------------------------------------------------------------------------------
risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, services, products or technologies. The Company has no present commitments or agreements with respect to any material acquisition of other businesses, services, products or technologies. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

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

Dependence Upon Contracts with Trading Partners

The Company's business is dependent upon executing and maintaining agreements with distribution and payment partners, such as CheckFree Services Corporation and Paymentech, Inc., to provide dependable financial services for consumers of billers. Such financial services include ACH processing through the client's bank and delivery of good funds to the Company for remittance to the billers. There can be no assurance that any of the distribution or payment partners will be able to perform under these agreements in the future.

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


--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors .............................................  25

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............  26

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ......................................  27

Consolidated Statement of Changes in Shareholders' Equity
  from inception to December 31, 2001 ......................................  28

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ......................................  31

Notes to Consolidated Financial Statements .................................  32


--------------------------------------------------------------------------------

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

As discussed in Note 18 to the financial statements, since the date of completion of our audit on the accompanying financial statements for the year ended December 31, 2001, the Company has experienced a material shortfall in anticipated revenues which has led to a cash position that may be insufficient to meet anticipated cash needs in the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        ERNST & YOUNG LLP

San Antonio, Texas

February 5, 2002, except for Note 18, as to which the date is November 14, 2002


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,     December 31,
                                                                                2001             2000
                                                                            ------------     ------------
Assets:
Cash and cash equivalents                                                   $  6,192,550     $  6,171,822
Investments                                                                      236,948        1,013,900
Accounts receivable, net                                                         437,677          782,537
Prepaid expenses and other                                                       225,795          596,546
Related party notes receivable                                                   162,154          283,738
                                                                            ------------     ------------
Total current assets                                                           7,255,124        8,848,543

Property and equipment, net of accumulated
  depreciation and amortization of $2,718,953
  and $1,178,813 for 2001 and 2000, respectively                               3,701,205        4,518,347
Intangible asset, net of accumulated amortization of
  $37,500 and $22,500 for 2001 and 2000, respectively                             37,500           52,500
Long-term investments                                                                 --        1,000,920
Other assets                                                                     421,307          870,232
                                                                            ------------     ------------
Total assets                                                                $ 11,415,136     $ 15,290,542
                                                                            ============     ============

Liabilities & shareholders' equity:
Current liabilities:
  Accounts payable                                                          $    201,513     $    726,804
  Accrued expenses and other current liabilities                                 664,200          896,772
  Current portion of obligations under capital leases                            148,228          181,128
  Current portion of deferred revenue                                            490,829          252,833
  Short-term borrowings                                                               --        1,500,000
                                                                            ------------     ------------
Total current liabilities                                                      1,504,770        3,557,537

Obligations under capital leases, less current portion                                --          148,428
Deferred revenue, less current portion                                           161,800          573,167
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; 20,538,526 issued and outstanding at December 31, 2001, 15,527,870 issued and
  outstanding at December 31, 2000                                                20,539           15,528
Additional paid-in capital                                                    45,909,410       36,758,450
Accumulated other comprehensive income                                                --           13,109
Deficit accumulated during the development stage                             (36,181,383)     (25,775,677)
                                                                            ------------     ------------
Total shareholders' equity                                                     9,748,566       11,011,410
                                                                            ------------     ------------
Total liabilities and shareholders' equity                                  $ 11,415,136     $ 15,290,542
                                                                            ============     ============

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended       Year ended       Year ended      July 30, 1998
                                                          December 31,     December 31,     December 31,    (Inception) to
                                                             2001             2000             1999        December 31, 2001
                                                          ------------     ------------     ------------     ------------
Revenues                                                  $  2,968,678     $    650,023     $     55,438     $  3,674,139

Cost of revenues                                             4,995,161        3,690,843          127,345        8,813,349
                                                          ------------     ------------     ------------     ------------
Gross margin                                                (2,026,483)      (3,040,820)         (71,907)      (5,139,210)

Operating expenses:
  Research and development                                     760,082          767,751          906,532        2,434,365
  Selling and marketing                                      2,084,941        4,586,823        1,750,615        8,510,677
  General and administrative                                 4,338,374        3,677,834        1,987,307       10,204,428
  Depreciation and amortization                              1,555,626          940,995          270,908        2,768,088
  Non-cash expense related to the issuance of warrants              --        7,488,000          491,428        7,979,428
                                                          ------------     ------------     ------------     ------------
Total operating expenses                                     8,739,023       17,461,403        5,406,790       31,896,986
                                                          ------------     ------------     ------------     ------------
Operating loss                                             (10,765,506)     (20,502,223)      (5,478,697)     (37,036,196)

Other income (expense), net:
  Interest income                                              355,262          687,724           73,270        1,116,256
  Interest expense                                             (40,079)        (140,651)         (67,521)        (247,564)
  Equity in earnings of unconsolidated subsidiary                7,676               --               --            7,676
  Other income (expense)                                        36,941             (900)              --           35,354
                                                          ------------     ------------     ------------     ------------
Total other income (expense), net                              359,800          546,173            5,749          911,722

Loss before income taxes and cumulative
  effect of accounting change                              (10,405,706)     (19,956,050)      (5,472,948)     (36,124,474)
Income taxes                                                        --               --               --               --
                                                          ------------     ------------     ------------     ------------

Net loss before cumulative effect of
  accounting change                                        (10,405,706)     (19,956,050)      (5,472,948)     (36,124,474)

Cumulative effect of a change in accounting
  principle, net of taxes                                           --          (52,273)              --          (52,273)
                                                          ------------     ------------     ------------     ------------

Net loss                                                  $(10,405,706)    $(20,008,323)    $ (5,472,948)    $(36,176,747)
                                                          ============     ============     ============     ============

Net loss per common share before
  cumulative effect of accounting change-
  basic and diluted                                       $      (0.58)    $      (1.35)    $      (0.50)

Cumulative effect of accounting change-
  basic and diluted                                                 --               --               --
                                                          ------------     ------------     ------------

Net loss per common share - basic and
  diluted                                                 $      (0.58)    $      (1.35)    $      (0.50)
                                                          ============     ============     ============

Weighted average common shares
  outstanding - basic and diluted                           18,017,051       14,793,622       10,876,096
                                                          ============     ============     ============

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                      Common Stock        Additional      During the       Other         Total
                                                ----------------------    Paid - In       Development   Comprehensive  Shareholders'
                                                  Shares        Amount     Capital           Stage         Income       Equity
                                                ---------------------------------------------------------------------------------
Balance at July 30, 1998 (date of inception)         1,000    $    --    $         --     $        --     $     --    $        --
Acquisition of Shares and Reverse Merger,
   December 9, 1998                             10,029,000     10,030              --          (4,636)          --          5,394
Net Loss From Inception (July 30, 1998)
    to December 31, 1998                                --         --              --        (289,770)          --       (289,770)
                                                ----------     ------      ----------      ----------     --------      ---------
Balance at December 31, 1998                    10,030,000     10,030              --        (294,406)          --       (284,376)
Shares issued under Reg. S,
   June 1999 ($5.60 per share)                     946,428        946       5,299,054              --           --      5,300,000
Issuance of Common Stock Warrants,
   May 1999                                             --         --         356,583              --           --        356,583
Issuance of Common Stock Warrants,
   August 1999                                          --         --         134,845              --           --        134,845
Issuance of Common Stock, net of issuance
   costs, October 1999 ($3.25 per share)         1,250,791      1,251       3,725,173              --           --      3,726,424
Issuance of Common Stock, net of issuance
   costs, October 1999, in Exchange for Debt
   ($3.25 per share)                               153,846        154         490,057              --           --        490,211
Issuance of Common Stock, net issuance
   costs, December 1999 ($5.50 per share)          732,000        732       3,689,872              --           --      3,690,604
Net Loss for the Year Ended
   December 31, 1999                                    --         --              --      (5,472,948)          --     (5,472,948)
                                                ----------     ------      ----------      ----------     --------      ---------

Balance at December 31, 1999                    13,113,065     13,113      13,695,584      (5,767,354)          --      7,941,343


Equity Issuance Costs                                   --         --          (8,465)             --           --         (8,465)
Exercise of Warrants, January 2000
   ($3.75 per share)                                15,400         15          57,735              --           --         57,750
Exercise of Warrants, February 2000
  ($3.75 per share)                                126,969        127         476,007              --           --        476,134


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                    Common Stock          Additional       During the     Other           Total
                                               ----------------------      Paid - In      Development  Comprehensive  Shareholders'
                                                 Shares        Amount       Capital          Stage        Income         Equity
                                               ----------    -------    ------------     ------------    -------      ------------
Exercise of Warrants, February 2000
   ($4.45 per share)                               52,426    $    53    $    232,984      $        --     $    --     $   233,037
Exercise of Warrants, March 2000
   ($3.25 per share)                               22,515         23          73,147               --          --          73,170
Exercise of Warrants, March 2000
   ($6.86 per share)                               11,032         11          75,648               --          --          75,659
Exercise of Warrants, March 2000
   ($6.18 per share)                              145,054        145         895,911               --          --         896,056
Exercise of Warrants, March 2000
   ($6.73 per share)                                2,318          2          15,607               --          --          15,609
Exercise of Warrants, March 2000
   ($3.75 per share)                              138,385        138         518,806               --          --         518,944
Stock Option Exercise, March 2000
   ($2.81 per share)                                  900          1           2,530               --          --           2,531
Exercise of Warrants, March 2000
   ($3.75 per share)                              673,076        673       2,523,362               --          --       2,524,035
Exercise of Warrants, April 2000
   ($3.75 per share)                              326,961        327       1,225,777               --          --       1,226,104
Issuance of Common Stock, Net of Issuance/
   Costs, June 2000 ($11.375 per share)           879,121        879       9,564,621               --          --       9,565,500
Value of Common Stock Warrants granted in
   Connection with Issuance of Common Stock            --         --       7,488,000               --          --       7,488,000
Stock Option Exercise, June 2000
   ($2.81 per share)                                  500          1           1,405               --          --           1,406
Issuance of Common Stock, July 2000
   ($6.56 per share)                               17,848         18         117,075               --          --         117,093
Equity Issuance Costs                                  --         --         (56,876)              --          --         (56,876)
Stock Option Exercise, August 2000
   ($2.81 per share)                                  300         --             844               --          --             844
Stock Option Exercise, September 2000
   ($4.37 per share)                                2,000          2           8,748               --          --           8,750
Equity Issuance Costs                                  --         --        (150,000)              --          --        (150,000)
Comprehensive Loss:
    Unrealized Gain on Investments                     --         --              --               --      13,109          13,109
    Net Loss for the Year Ended
       December 31, 2000                               --         --              --      (20,008,323)         --     (20,008,323)
                                                                                                                      -----------
    Comprehensive Loss                                                                                                (19,995,214)
                                               ----------     ------      ----------      -----------      ------     -----------

Balance at December 31, 2000                   15,527,870     15,528      36,758,450      (25,775,677)     13,109      11,011,410


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                    Common Stock       Additional      During the       Other           Total
                                               ----------------------   Paid - In      Development   Comprehensive   Shareholders'
                                                 Shares      Amount      Capital          Stage         Income          Equity
                                              ----------    -------    -----------    ------------   -------------   -------------
Issuance of Common Stock, January 2, 2001
   ($2.18 per share)                              69,299    $    69    $   150,866    $         --    $         --     $    150,935
Stock Option Exercise, January 31, 2001
   ($4.38 per share)                               8,000          8         34,992              --              --           35,000
Issuance of Common Stock, net of issuance
   costs, March 28, 2001 ($2.50 per share)     2,885,462      2,885      6,594,746              --              --        6,597,631
Issuance of Common Stock, July 6, 2001
   ($1.74 per share)                              47,895         49         83,406              --              --           83,455
Issuance of Common Stock, net of issuance
   costs, November 27, 2001 ($1.25 per share)  2,000,000      2,000      2,286,950              --              --        2,288,950
Comprehensive Loss:
    Unrealized Gain on Investments                    --         --             --              --         (13,109)         (13,109)
    Net Loss for the Year Ended
       December 31, 2001                              --         --             --     (10,405,706)             --      (10,405,706)
                                                                                                                       ------------
    Comprehensive Loss
                                                                                                                        (10,418,815)
                                              ----------    -------    -----------    ------------    ------------     ------------

Balance at December 31, 2001                  20,538,526    $20,539    $45,909,410    $(36,181,383)   $         --     $  9,748,566
                                              ==========    =======    ===========    ============    ============     ============

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            July 30, 1998
                                                                                                           (Inception) to
                                                             2001             2000             1999       December 31, 2001
                                                         ------------     ------------     ------------   -----------------
Cash flows from operating activities:
Net loss                                                 $(10,405,706)    $(20,008,323)    $ (5,472,948)    $(36,176,747)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock warrants                                  --        7,488,000          491,428        7,979,428
Depreciation and amortization                               1,555,626          940,955          270,908        2,768,048
Gain on sale of investments                                   (36,070)              --               --          (36,070)
Equity in earnings of unconsolidated subsidiary                (7,676)              --               --           (7,676)
Cumulative effect of change in accounting principle                --           52,273               --           52,273
Changes in current assets and current liabilities:
  (Increase) decrease in accounts receivable                  344,860         (772,310)         (10,227)        (437,677)
  (Increase) decrease in related party notes
     receivable                                               121,584         (253,516)          (6,222)        (162,154)
  (Increase) decrease in prepaid expenses
     and other                                                377,551            5,004         (346,414)           1,779
  Increase (decrease) in accounts payable and
     accrued expenses and other current liabilities          (757,863)         735,458          851,212        1,020,713
  Decrease in related party accounts payable                       --               --         (150,000)        (150,000)
  Increase (decrease) in deferred revenue                    (173,371)         768,727               --          595,356
                                                         ------------     ------------     ------------     ------------
Net cash used in operating activities                      (8,981,065)     (11,043,732)      (4,372,263)     (24,552,727)

Cash flows from investing activities:
Purchase of property and equipment                           (722,748)      (3,652,712)      (1,052,459)      (5,448,028)
Purchase of investments                                            --       (7,864,759)        (275,496)      (8,140,255)
Proceeds from sales and maturities of investments           2,028,680        5,863,048               --        7,891,728
Long-term deposits, net                                       218,641         (764,496)         (45,041)        (590,896)
Other investing activities                                      2,577               --          (86,884)         (78,913)
                                                         ------------     ------------     ------------     ------------
Net cash provided by (used in) investing activities         1,527,150       (6,418,919)      (1,459,880)      (6,366,364)

Cash flows from financing activities:
Advance from shareholders                                          --               --        1,500,000        2,000,000
Repayment to shareholders                                          --               --       (2,000,000)      (2,000,000)
Proceeds from notes payable and short-term borrowings              --        1,500,000        1,000,000        2,500,000
Principal payments for notes payable                       (1,500,000)              --         (500,000)      (2,000,000)
Principal payments for capital lease obligations             (181,328)        (512,231)        (135,291)        (828,850)
Exercise of warrants                                               --        6,096,498               --        6,096,498
Issuance of common stock, net of issuance costs             9,155,971        9,480,783       12,707,239       31,343,993
                                                         ------------     ------------     ------------     ------------
Net cash provided by financing activities                   7,474,643       16,565,050       12,571,948       37,111,641
                                                         ------------     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents           20,728         (897,601)       6,739,805        6,192,550
Cash and cash equivalents, beginning of period              6,171,822        7,069,423          329,618               --
                                                         ------------     ------------     ------------     ------------
Cash and cash equivalents, end of period                 $  6,192,550     $  6,171,822     $  7,069,423     $  6,192,550
                                                         ============     ============     ============     ============

Supplemental information:
  Cash paid for interest                                 $     52,027     $    139,755     $     28,933     $    220,715

Non-cash investing and financing activities:
  Purchases of equipment under capital leases            $         --     $    278,080     $    563,707     $    841,787
  Conversion of debt to equity                           $         --     $         --     $    500,000     $    500,000

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

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

Basis of Presentation

The Company's principal activities since inception have included research and development, raising of capital and organizational activities. The Company has recently increased its activities in the areas of obtaining billing customers and implementing EBPP capabilities for those billers. The Company remained a development stage company through 2001, as recurring revenue related to EBPP activity had not reached a significant level. The Company expects to continue to incur losses during the next several quarters of operations as it works toward achieving profitability. The Company plans to meet its future capital requirements primarily through revenues from operations. Management believes that there will be adequate liquidity to fund its operations and anticipated cash needs for fiscal 2002. However, material shortfalls or variances from anticipated performance or unforeseen expenditures could require the Company to seek alternative sources of capital or to limit expenditures for operating or capital requirements. If such a shortfall in liquidity should occur, the Company believes it has both the intent and the ability to take the necessary actions to preserve its liquidity through the reduction of expenditures.

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


--------------------------------------------------------------------------------

One billing customer accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced offering with Billserv to an in-house offering. The resulting loss of transaction revenues is expected to be mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house offering. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services. Concentration of credit was not a significant risk in 1999 as total revenues were only $55,438.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred. The Company periodically assesses the impairment of long-lived assets, including acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant industry or economic trends. When the Company determines that the carrying value of the intangible assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model. Effective January 1, 2002, impairment of long-lived assets will be assessed according to new accounting guidelines (see Note 1-- Recent Accounting Pronouncements).

Intangible Asset

The cost of the intangible asset is being amortized on a straight-line basis over a five-year period.

Revenue Recognition

Revenue consists of implementation fees, hosting and transaction fees, and fees for consulting services. The Company typically receives an up-front fee for the work involved in implementing the basic functionality required to provide electronic bill presentment and payment services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract, generally three to five years. Hosting and transaction fees are generated through the electronic presentment of bills, processing of bill payments, and handling of customer care interactions for billing customers and are recognized as revenue as the related services are provided. Consulting fees are earned for professional services provided to EBPP billers or vendors and are recognized as services are rendered.

Research and Development Costs

Research and development costs are expensed as incurred.


--------------------------------------------------------------------------------

Advertising Costs

The cost of advertising is expensed as incurred. The Company incurred $19,000, $1,394,000 and $439,000 in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Operations

Foreign operations began in 2000, however the impact financially of expanding internationally is not material to the Company's financial position or results of operations as of December 31, 2001. Australia and Canada are the only foreign countries in which the Company is currently operating. The Company's Australia operations include a 50% interest in a corporate joint venture to provide EBPP services. The Company accounts for this investment under the equity method. No dividends have been received from this joint venture. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.

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

Net Loss Per Share

Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Notes 13 and 14 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which addresses the initial recognition of goodwill and other intangible assets acquired in a business combination and requires that all future business combinations be accounted for under the purchase method of accounting. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with these statements, goodwill and certain intangible assets are no longer amortized, but are subject to at least an annual assessment of impairment. The Company will adopt these statements on a prospective basis on January 1, 2002. Management does not believe the adoption of these statements will have an adverse impact on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning on January 1, 2002. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.


--------------------------------------------------------------------------------

NOTE 2. Financial Instruments

The following is a summary of available-for-sale investments at December 31, 2001 and 2000:

                                    December 31, 2001                       December 31, 2000
                           -----------------------------------    -----------------------------------
                                          Gross                                   Gross
                           Amortized   unrealized       Fair       Amortized   unrealized      Fair
                             Cost         gains         value        cost         gains        value
                           ---------    ---------    ---------    ---------     --------     --------
Time deposits              $ 236,948       $  0      $ 236,948   $   335,000     $     0   $  335,000
Corporate bonds                    0          0              0     2,001,711      13,109    2,014,820
                           ---------       ----      ---------    ----------     -------   ----------
                           $ 236,948       $  0      $ 236,948    $2,336,711     $13,109   $2,349,820
                           =========       ====      =========    ==========     =======   ==========

Included in the above table are securities with fair values totaling $236,948 and $1,013,900 at December 31, 2001 and 2000, respectively, which are classified as short-term investments and $1,335,920 at December 31, 2000 which are classified as long-term assets in the accompanying consolidated balance sheets. All short-term investments mature within one year. At December 31, 2001 and 2000, short-term investments and other assets includes restricted time deposits of $236,948 and $335,000, respectively, which is used as collateral on capital leases (see Note 8).

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

In March 2001, the Company issued 2,885,462 shares of common stock under a private placement offering. The shares were issued at an undiscounted price of $2.50 per share. Net proceeds totaled approximately $6.6 million, net of offering costs of


--------------------------------------------------------------------------------
approximately $565,000, which included approximately $540,000, or 7.5% of the Offering, paid to the placement agent. The Company subsequently filed a registration statement with the SEC to register the shares issued in this offering.

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

NOTE 5. Property and Equipment

The following is a summary of property and equipment at December 31, 2001 and 2000:

                                                  December 31,      December 31,
                                                     2001              2000
                                                  -----------       -----------

Furniture and fixtures                            $ 1,285,440       $ 1,283,564
Equipment                                           2,983,164         2,535,602
Software                                            1,613,759         1,394,990
Leasehold improvements                                537,795           483,004
                                                  -----------       -----------
                                                    6,420,158           697,160
Less: accumulated depreciation and amortization    (2,718,953)       (1,178,813)
                                                  -----------       -----------

Total property and equipment, net                 $ 3,701,205       $ 4,518,347
                                                  ===========       ===========

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

NOTE 7. Accrued Expenses

Accrued expenses consist of the following balances:

                                                   December 31,   December 31,
                                                       2001          2000
                                                   ------------   ------------

Accrued salaries                                     $257,843       $332,337
Accrued vacation                                      122,501        183,703
Accrued property taxes                                 99,338         94,000
ESPP withholdings                                      40,745        151,172
Other accrued expenses                                143,773        135,560
                                                     --------       --------

Total                                                $664,200       $896,772
                                                     ========       ========

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


--------------------------------------------------------------------------------

The following is a schedule of future minimum lease payments under capital leases for the year ending December 31, 2002, together with the present value of the minimum lease payments as of December 31, 2001:

Year ending December 31, 2002                                         $ 158,651
Less: amount representing interest                                      (10,423)
                                                                      ---------

Current portion of obligations under capital
leases                                                                $ 148,228
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
                                                                ==========

NOTE 10. Debt

Note Payable

On August 6, 1999, the Company issued a one-year unsecured note payable for $1.0 million to an accredited investor, which accrued interest at 9% per annum, payable quarterly. The proceeds of this note payable were allocated for use in corporate operations and to supplement cash reserves until future equity financing was obtained. In connection with the issuance of the note, a $20,000 loan origination fee was paid to a venture capital firm. On October 22, 1999, 153,846 shares of common stock were issued pursuant to the terms of the 1999 Offering (see Note 4) in satisfaction of $500,000 of the note. There was no resulting gain or loss recognized on the debt extinguishment because the fair value of the stock issued in satisfaction of the debt was deemed to be $500,000 based on the concurrent issuance of common stock at $3.25 per share under the terms of the 1999 Offering (see Note 4). The remaining portion of the note, or $500,000, was paid in cash on October 18, 1999.

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


--------------------------------------------------------------------------------

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

NOTE 12. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                        2001            2000           1999
                                    ------------     -----------    -----------
Deferred Tax Assets:
Warrant expense                     $  2,713,006     $ 2,713,006    $        --
Deferred revenue                         221,894         280,840             --
Start-up and organizational costs        167,042         242,432        283,075
Accrued expenses                          42,748         108,155             --
Research credit                           38,153          38,153         38,153
Amortization                               8,925           5,525          2,210
Allowance for doubtful accounts            6,437           3,400             --
Trademark cost                               636             721            774
Other                                      2,710           2,710             --
Net operating loss                     9,195,720       5,562,499      1,683,551
                                    ------------     -----------    -----------
                                      12,397,271       8,957,441      2,007,763
Valuation allowance                  (12,221,101)     (8,800,051)    (1,990,513)
                                    ------------     -----------    -----------
Total Deferred Tax Asset                 176,170         157,390         17,250

Deferred Tax Liabilities:
Depreciation                             104,773          75,694         11,558
Prepaid expenses                          61,987          74,896          5,692
Equity in earnings of investee             2,610              --             --
Other                                      6,800           6,800             --
                                    ------------     -----------    -----------
Total Deferred Tax Liabilities           176,170         157,390         17,250
                                    ------------     -----------    -----------

Net Deferred Tax Asset (Liability)  $         --     $        --    $        --
                                    ============     ===========    ===========


--------------------------------------------------------------------------------

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

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                       2001            2000            1999
                                   -----------     -----------     -----------
Tax at US statutory rate -- 34%    $(3,537,940)    $(6,802,830)    $(1,860,802)
Valuation allowance                  3,421,050       6,809,538       1,892,513
Permanent and other differences        116,890          31,445           6,442
Research credit                             --         (38,153)        (38,153)
                                   -----------     -----------     -----------

Income tax expense                 $        --     $        --     $        --
                                   ===========     ===========     ===========

NOTE 13. Employment Benefit Plans

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


--------------------------------------------------------------------------------

Activity under the Employee Plan and Director Plan from inception to December 31, 2001 is as follows:

                                                            Weighted Average
                                     Number Of Shares       Exercise Price
                                     ----------------       ----------------

Inception of Plans, January 1, 1999
   Granted                                1,091,300             $3.86
   Cancelled                                (27,000)             3.93
   Exercised                                     --                --
                                          ---------

Outstanding, December 31, 1999            1,064,300              3.86
   Granted                                2,075,075              5.56
   Cancelled                               (236,500)             5.42
   Exercised                                 (3,700)             3.66
                                          ---------

Outstanding, December 31, 2000            2,899,175              4.95
   Granted                                2,045,162              0.97
   Cancelled                               (646,032)             4.67
   Exercised                                 (8,000)             4.38
                                          ---------

Outstanding, December 31, 2001            4,290,305             $3.10
                                          =========

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

Summarized information about stock options outstanding at December 31, 2001 is as follows:

                                                  Options Outstanding                    Options Exercisable
                                          -------------------------------------  ------------------------------------
                                           Weighted Average       Weighted
  Range of Exercise         Options           Remaining           Average           Number of      Weighted Average
        Prices            Outstanding      Contractual Life    Exercise Price        Options        Exercise Price
----------------------- ----------------- ------------------- -----------------  ----------------- ------------------
    $0.86 - $0.88           1,851,300            9.83                $0.86                 --                --
    $1.55 - $2.09             892,012            9.05                $2.04            299,405             $2.04
    $2.75 - $4.88             695,967            7.55                $3.61            459,736             $3.62
    $5.19 - $7.84             494,850            8.11                $6.91            205,186             $6.67
    $9.44 - $11.88            356,176            8.29               $11.09            124,732            $11.10
                        -----------------                                        --------------
                            4,290,305            8.97                $3.10          1,089,059             $4.62
                        =================                                        ==============

The weighted average fair value of stock options at date of grant was $0.73, $4.20 and $2.69 per option for options granted during fiscal years 2001, 2000, and 1999, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:

                                           2001          2000          1999
                                         -------       -------       -------

Dividend yield                              None          None          None
Expected volatility                          119%          118%          102%
Risk-free interest rate                     3.40%         5.22%         6.25%
Expected life                               3.95          3.98          3.50


--------------------------------------------------------------------------------

Had compensation expense been recorded based on the fair value at the grant date for 2001, 2000 and 1999 stock option grants, net loss and net loss per share would approximate the pro forma amounts below:

                                                                 2001                2000                1999
                                                             -------------       -------------       -------------
Pro forma net loss                                           $ (13,188,701)      $ (23,778,759)      $  (6,476,551)

Pro forma net loss per common share - basic and diluted      $       (0.73)      $       (1.61)      $       (0.60)

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

NOTE 14. Stock Warrants

On May 7, 1999, the Company contracted to issue warrants for the purchase of up to 500,000 shares of common stock to a financial services reseller. Subject to specific performance criteria regarding the referral of billing customers to the Company, this reseller may earn the right to purchase shares of common stock, at the closing bid price as of May 7, 1999 ($6.50), over a three-year term. No warrants had been issued as of December 31, 2001.

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

In connection with the CheckFree investment, the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into the extended biller service provider agreement and investing $10.0 million. The Company recorded $7,488,000 of expense and a corresponding credit to additional paid-in capital related to the estimated fair value of 1.3 million of


--------------------------------------------------------------------------------
these warrants, which were issued as consideration for entering into the extended biller service provider agreement. Under this agreement, which expires in February 2005, CheckFree provides us with electronic bill presentment services for volume-based fees. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. Also, CheckFree has the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of these warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation, which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date. As of December 31, 2001, none of these incentive warrants have vested.

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

At December 31, 2001, the outstanding vested warrants to purchase common stock are as follows:

                                          Aggregate
Shares of Common       Exercise           Exercise           Expiration
      Stock             Price               Price               Date
---------------------------------------------------------------------------
       57,431           $ 3.75         $    215,366          10/14/2002
       20,000             3.75               75,000          10/25/2002
       41,237             6.06              250,000          08/05/2004
          250             3.25                  813          10/14/2004
          280             8.00                2,240          12/15/2004
        8,890             7.41               65,875          12/20/2004
        3,500             7.31               25,585          12/22/2004
    2,179,121            11.38           24,798,397          06/02/2010
    2,000,000             1.80            3,600,000          11/27/2006
    ---------                          ------------
    4,310,709                          $ 29,033,276
    =========                          ============

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


--------------------------------------------------------------------------------

NOTE 17. Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2001 and 2000 is presented below.

                                                          2001
                              ---------------------------------------------------------------
                                  First            Second          Third            Fourth
                              ---------------------------------------------------------------
Revenue                       $    509,409     $    690,062     $    831,893     $    937,314
Gross margin                      (722,907)        (536,188)        (474,507)        (292,881)
Net loss                      $ (3,234,305)    $ (2,576,973)    $ (2,478,390)    $ (2,116,038)
Net loss per common share-
  basic and diluted (a)       $      (0.21)    $      (0.14)    $      (0.13)    $      (0.11)
Weighted average shares         15,697,051       18,490,631       18,535,923       19,299,313

                                                          2002
                              ---------------------------------------------------------------
                                  First(b)         Second          Third            Fourth
                              ---------------------------------------------------------------
Revenue                       $      6,426     $     45,208     $    117,499     $    480,890
Gross margin                      (464,265)        (747,703)        (953,708)        (875,144)
Net loss                      $ (2,071,213)    $(10,184,683)    $ (3,770,212)    $ (3,982,215)
Net loss per common share-
  basic and diluted (a)       $      (0.16)    $      (0.68)    $      (0.24)    $      (0.26)
Weighted average shares         13,230,142       14,874,517       15,525,973       15,527,870

(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per common share.

(b) The net loss for the quarter ended March 31, 2000 includes a non-cash after-tax charge of $52,273 for the cumulative effect of a change in accounting principle related to the adoption of SAB 101 as discussed in
     Note 3.

NOTE 18. Going Concern

Due to a material shortfall from anticipated revenues and the inability to access its funds held as collateral to guarantee certain executive margin loans (see Note 11), the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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


--------------------------------------------------------------------------------

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this amended Annual Report on Form 10-K/A, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, other than a significant reduction in workforce of 36 employees in November 2002. The workforce reduction is not expected to have a significant effect on the effectiveness of the Company's disclosure controls, particularly with respect to the period covered by this report.


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

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

10.1 1999 Employee Comprehensive Stock Plan, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed February 11, 2002)

10.2 1999 Non-Employee Director Plan (incorporated by reference to such exhibit in the Registrant's Definitive Proxy Statement, filed November 22, 1999)

10.3 1999 Employee Stock Purchase Plan (incorporated by reference to such exhibit in the Registrant's Definitive Proxy Statement, filed November 22, 1999)

10.4 Form of Employment Agreement dated May 31, 2001, between the Company and Executive Officers of the Company (with accompanying schedule identifying the parties thereto and material details in which such agreements differ with respect to the agreement filed herewith)

21.1     Subsidiaries of the Registrant (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1,
         2002)

23.1     Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

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

                                        Billserv, Inc.


                                        By: /s/ Michael R. Long
                                           -------------------------------------
                                                Michael R. Long
                                           Chairman of the Board and
                                            Chief Executive Officer

Date: November 15, 2002

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 15, 2002.


                                        By: /s/ Michael R. Long
                                           -------------------------------------
                                           Michael R. Long
                                           Chairman of the Board and
                                           Chief Executive Officer (principal
                                           executive officer)


                                        By: /s/ Louis A. Hoch
                                           -------------------------------------
                                           Louis A. Hoch
                                           President, Chief Operating Officer
                                           and Director


                                        By: /s/ Terri A. Hunter
                                           -------------------------------------
                                           Terri A. Hunter
                                           Executive Vice President, Chief
                                           Financial Officer (principal
                                           financial and accounting officer) and
                                           Director


                                        By: /s/ E. Scott Crist
                                           -------------------------------------
                                           E. Scott Crist
                                           Director


                                        By: /s/ Mitchell D. Hovendick
                                           -------------------------------------
                                           Mitchell D. Hovendick
                                           Director


                                        By: /s/ Peter G. Kirby
                                           -------------------------------------
                                           Peter G. Kirby
                                           Director


                                        By: /s/ Richard B. Bergman
                                           -------------------------------------
                                           Richard B. Bergman
                                           Director


--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Michael R. Long, certify that:

1. I have reviewed this annual report on Form 10-K/A of Billserv, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002                 /s/ Michael R. Long
                                        ----------------------------------------
                                        Michael R. Long
                                        Chief Executive Officer


--------------------------------------------------------------------------------

I, Terri A. Hunter, certify that:

1. I have reviewed this annual report on Form 10-K/A of Billserv, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002                 /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Chief Financial Officer


--------------------------------------------------------------------------------
                                       49