Form 10-Q/A
period 2002-03-31
BILLSERV INC
filed 2002-11-18
CIK 1088034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

     |X| AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 BILLSERV, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001 ...........................................   3

         Consolidated Statements of Operations for the three months
           ended March 31, 2002 and 2001 ...................................   4

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2002 and 2001 ...................................   5

         Notes to Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  12

Item 4.  Controls and Procedures ...........................................  13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  14

Signature ..................................................................  15

Certifications .............................................................  16

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31, 2002      December 31, 2001
                                                                --------------      -----------------
                                                                  (Unaudited)            (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                  $  3,494,494         $  6,192,550
      Restricted cash                                                 800,000                   --
      Investments                                                     243,074              236,948
      Accounts receivable, net                                        486,400              437,677
      Prepaid expenses and other                                      309,151              225,795
      Related party notes receivable                                   41,304              162,154
                                                                 ------------         ------------
Total current assets                                                5,374,423            7,255,124

   Property and equipment, net                                      3,939,000            3,701,205
   Intangible asset, net                                               33,750               37,500
   Other assets                                                       423,370              421,307
                                                                 ------------         ------------
Total assets                                                     $  9,770,543         $ 11,415,136
                                                                 ============         ============

Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                           $    636,488         $    201,513
      Accrued expenses and other current liabilities                  369,795              664,200
      Current portion of obligations under capital leases              98,544              148,228
      Current portion of deferred revenue                             318,484              490,829
                                                                 ------------         ------------
Total current liabilities                                           1,423,311            1,504,770

Deferred revenue, less current portion                                152,151              161,800
Long-term borrowings                                                  300,000                   --

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,581,126 issued and outstanding at
     March 31, 2002, 20,538,526 issued and outstanding at
     December 31, 2001                                                 20,581               20,539
   Additional paid-in capital                                      45,948,513           45,909,410
   Accumulated deficit                                            (38,074,013)         (36,181,383)
                                                                 ------------         ------------
Total stockholders' equity                                          7,895,081            9,748,566
                                                                 ------------         ------------
Total liabilities and stockholders' equity                       $  9,770,543         $ 11,415,136
                                                                 ============         ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------

Revenues                                        $  1,129,672       $    509,409

Cost of revenues                                   1,205,096          1,232,316
                                                ------------       ------------

Gross margin                                         (75,424)          (722,907)

Operating expenses:
   General and administrative                        964,693          1,182,336
   Selling and marketing                             322,587            823,357
   Research and development                          138,675            214,974
   Depreciation and amortization                     424,000            374,263
                                                ------------       ------------
Total operating expenses                           1,849,955          2,594,930
                                                ------------       ------------

Operating loss                                    (1,925,379)        (3,317,837)

Other income (expense), net:
   Interest income                                    35,977             97,509
   Interest expense                                   (5,622)           (14,848)
   Equity in earnings of
     unconsolidated subsidiary                         2,180                 --
   Other income (expense)                                214                871
                                                ------------       ------------
Total other income, net                               32,749             83,532
                                                ------------       ------------

Loss before income taxes                          (1,892,630)        (3,234,305)

Income taxes                                              --                 --
                                                ------------       ------------

Net loss                                        $ (1,892,630)      $ (3,234,305)
                                                ============       ============

Net loss per common share - basic and
   diluted                                      $      (0.09)      $      (0.21)

Weighted average common shares
   outstanding - basic and diluted                20,577,813         15,697,051

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2002            2001
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $(1,892,630)    $(3,234,305)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              424,000         374,263
    Equity in earnings of unconsolidated subsidiary             (2,180)             --
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                 (48,723)        276,807
    Decrease in related party notes receivables                134,605         164,390
    (Increase) decrease in prepaid expenses and other          (83,239)        185,590
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities           126,815        (881,979)
    Decrease in deferred revenue                              (181,994)        (69,007)
                                                           -----------     -----------

  Net cash used in operating activities                     (1,523,346)     (3,184,241)

Cash flows from investing activities:
  Purchases of property and equipment                         (658,045)       (231,452)
  Other investing activities                                    (6,126)            935
                                                           -----------     -----------

  Net cash used in investing activities                       (664,171)       (230,517)

Cash flows from financing activities:
  Proceeds from notes payable                                  300,000              --
  Principal payments for notes payable                              --      (1,500,000)
  Principal payments for capital lease obligations             (49,684)        (42,777)
  Issuance of common stock, net of issuance costs               39,145       6,783,566
                                                           -----------     -----------

  Net cash provided by financing activities                    289,461       5,240,789
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents        (1,898,056)      1,826,031

Cash and cash equivalents, beginning of period               6,192,550       6,171,822
                                                           -----------     -----------

Cash and cash equivalents, end of period                   $ 4,294,494     $ 7,997,853
                                                           ===========     ===========

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Billserv, Inc. (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. In prior fiscal years, the Company had been in the development stage, but is no longer considered to be a development stage company.

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

Note 4. Related Party Transactions

>From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) during the three months ended March 31, 2002 was $162,000. The Company had an aggregate of $115,000 in notes receivable bearing interest at 8.0% annually from an ex-officer of the Company at December 31, 2001. In March 2002, this ex-officer repaid the balance of these loans in full, including accrued interest. The Company had a $41,000 note receivable bearing interest at 8.0% annually from a certain officer of the Company at March 31, 2002. In May 2002, this officer repaid the balance of this loan in full, including accrued interest. As of May 10, 2002, there were no outstanding loans due from any officer of the Company.

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

Note 5. Nonmonetary Transactions

During the three months ended March 31, 2002, the Company entered into a nonmonetary transaction whereby the Company licensed the use of its ASP payment gateway technology to a certain third party software vendor to be used as an OEM component of their product offering in exchange for software products from that vendor. This exchange was determined to culminate the earning process and the Company recognized $300,000 of revenue related to this transaction at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The book value of the gateway technology exchanged in this transaction was zero. The Company has capitalized the software received and is depreciating the asset over its estimated useful life of three years.

Note 6. Subsequent Events

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. All references to "we," "us" or "our" in this Form 10-Q/A mean Billserv, Inc. ("Billserv" or the "Company").

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

In keeping with this strategy, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced capability for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with online real-time customer care support provided by our Internet Interaction Center ("IIC") and Internet-enabled direct marketing and communication ("IDMC"), Billserv puts billers in direct, interactive contact with their consumers. We refer to this as a "Customer Communication Network". We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing customers to this enhanced service. Our selling strategy is a targeted approach with an emphasis on complementary marketing initiatives within key geographic areas in an attempt to drive EBPP adoption rates. The approach begins with targeting local and regional billers in selected metropolitan areas with high Internet usage that have the willingness and ability to market EBPP access to their consumers. Additionally, we will continue to target national billers to attempt to offer complete coverage of all recurring bills in each targeted region. New accounts are obtained through both direct sales and by working with our valued reseller and referral partners in order to maximize our leverage in the marketplace.

The Company also provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with a client's marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. Other sources of revenue, all of which are currently available to customers and have generated revenue to date, include:

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

Results of Operations

Revenues for the quarter ended March 31, 2002 increased 122% to $1,129,672 from $509,409 for the quarter ended March 31, 2001. The increase from the prior year quarter was primarily attributable to growth in eConsulting services, which accounted for 55% of the growth from the prior year quarter, and transaction fee revenue, which accounted for 35% of the growth from the prior year quarter, due to an increase in the number of implemented billers and volume of transactions. As of March 31, 2002, we had 113 billers under contract who were in various stages of development, including 92 billers that were in full production or pilot stages, as compared to 36 billers in full production or pilot stages at March 31, 2001. Although revenue from transaction fees increased significantly from the prior year quarter, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment.

During the three months ended March 31, 2002, the Company entered into a nonmonetary transaction whereby the Company licensed the use of its ASP payment gateway technology to a certain third party software vendor to be used as an OEM component of their product offering in exchange for software products from that vendor. This exchange was determined to culminate the earning process and the Company recognized $300,000 of revenue related to this transaction at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The book value of the gateway technology exchanged in this transaction was zero. The Company has capitalized the software received and is depreciating the asset over its estimated useful life of three years.

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

Selling and marketing expenses decreased to $322,587 for the quarter ended March 31, 2002, from $823,357 for the first quarter of 2001. The decrease from the prior year quarter was primarily the result of reductions in our direct sales staff, which contributed 58% to the decrease from the prior year quarter, as well as lower related travel expenses and trade show participation, which contributed 23% to the decrease from the prior year quarter. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing servicess, additional business-to-consumer and business-to-business applications, and integration of third-party applications. These expenses decreased 35% in the first quarter of 2002 from the prior year quarter due to a focus on our core competencies in order to implement and service existing products. We will continue to invest in research and development in the foreseeable future, as we believe this is critical in order to remain competitive.

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

Net loss improved to $1,892,630 for the quarter ended March 31, 2002, from $3,234,305 for the first quarter of 2001 as a result of the overall decrease in total operating expenses and the increase in revenue from the prior year quarter.

Liquidity and Capital Resources

At March 31, 2002, the Company's principal sources of liquidity consisted of $4.3 million of cash and cash equivalents, including $800,000 of restricted cash, and $243,000 in short-term investments, compared to $6.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. The Company had net working capital of $4.0 million at March 31, 2002 and $5.8 million at December 31, 2001.

Net cash used in operating activities was $1.5 million and $3.2 million for the quarters ended March 31, 2002 and 2001, respectively. The Company's average monthly net cash outflows, or cash burn rate, increased from approximately $466,000 in the fourth quarter of 2001 to approximately $621,000 for the first quarter of 2002 as a result of one-time annual payments for items such as property taxes and renewals of insurance premiums. We plan to continue to focus on expending our resources prudently and expect to achieve positive cash flow by the end of 2002 as a result of anticipated revenue growth. The Company believes that positive cash flow will be realized before achieving profitability due to the Company's history of collecting up-front fees for certain work performed in implementing services for new customers and the expectation of future new service contracts and collection of similar fees related to them. Since these up-front implementation fees are deferred and recognized over the term of the related service contract while the related costs are expensed as incurred, cash receipts related to a new service contract that includes an up-front fee will typically exceed the amount of related revenue that is recognized during the implementation period following inception of such a contract. If sales of future new service contracts with up-front implementation fees do not occur as expected, the realization of positive cash flow may be delayed.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q/A include certain forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K/A for the year ended December 31, 2001 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-Q/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q/A are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q/A, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, other than a significant reduction in workforce of 36 employees in November 2002. The workforce reduction is not expected to have a significant effect on the effectiveness of the Company's disclosure controls, particularly with respect to the period covered by this report.

                           Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number                                  Description
------                                  -----------

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


                                         BILLSERV, INC.


                                         By: /s/ Terri A. Hunter
                                             ---------------------------------
                                                     Terri A. Hunter
                                               Executive Vice President and
                                                  Chief Financial Officer
                                              (Duly authorized and principal
                                             financial and accounting officer)

Date: November 15, 2002

                                 CERTIFICATIONS

I, Michael R. Long, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Billserv, Inc.;

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

Date: November 15, 2002                              /s/ Michael R. Long
                                                     ---------------------------
                                                     Michael R. Long
                                                     Chief Executive Officer

I, Terri A. Hunter, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Billserv, Inc.;

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

Date: November 15, 2002                              /s/ Terri A. Hunter
                                                     ---------------------------
                                                     Terri A. Hunter
                                                     Chief Financial Officer