Form 10-Q/A
period 2002-06-30
BILLSERV INC
filed 2002-11-18
CIK 1088034

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

                                 BILLSERV, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 ...........................................   3

         Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and 2001 .............................   4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001 ....................................   5

         Notes to Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  14

Item 4.  Controls and Procedures ...........................................  14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  15

Signature ..................................................................  16

Certifications .............................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 2002      December 31, 2001
                                                                 -------------      -----------------
                                                                  (Unaudited)           (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                  $  2,251,803         $  6,192,550
      Restricted cash                                                 800,000                   --
      Investments                                                      66,900              236,948
      Accounts receivable, net                                        837,021              437,677
      Prepaid expenses and other                                      390,643              225,795
      Related party notes receivable                                       --              162,154
                                                                 ------------         ------------
Total current assets                                                4,346,367            7,255,124

   Property and equipment, net                                      3,894,288            3,701,205
   Intangible asset, net                                               30,000               37,500
   Other assets                                                       108,328              421,307
                                                                 ------------         ------------
Total assets                                                     $  8,378,983         $ 11,415,136
                                                                 ============         ============

Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable                                           $    669,397         $    201,513
      Accrued expenses and other current liabilities                  665,081              664,200
      Current portion of obligations under capital leases              50,889              148,228
      Current portion of deferred revenue                             497,004              490,829
      Short-term borrowings                                           645,000                   --
                                                                 ------------         ------------
Total current liabilities                                           2,527,371            1,504,770

Deferred revenue, less current portion                                105,713              161,800

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,581,126 issued and outstanding at
     June 30, 2002, 20,538,526 issued and outstanding at
     December 31, 2001                                                 20,581               20,539
   Additional paid-in capital                                      45,948,513           45,909,410
   Accumulated deficit                                            (40,223,195)         (36,181,383)
                                                                 ------------         ------------
Total stockholders' equity                                          5,745,899            9,748,566
                                                                 ------------         ------------
Total liabilities and stockholders' equity                       $  8,378,983         $ 11,415,136
                                                                 ============         ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                          Six Months Ended
                                                  ----------------------------------        ----------------------------------
                                                  June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                                  -------------        -------------        -------------        -------------
Revenues                                          $  1,342,413         $    690,062         $  2,472,085         $  1,199,471

Cost of revenues                                     1,452,061            1,226,250            2,657,156            2,458,566
                                                  ------------         ------------         ------------         ------------

Gross margin                                          (109,648)            (536,188)            (185,071)          (1,259,095)

Operating expenses:
   General and administrative (see Note 7)           1,281,749            1,089,326            2,246,443            2,271,662
   Selling and marketing                               245,973              551,036              568,561            1,374,393
   Research and development                            138,798              190,532              277,473              405,506
   Depreciation and amortization                       340,718              377,994              764,717              752,257
                                                  ------------         ------------         ------------         ------------
Total operating expenses                             2,007,238            2,208,888            3,857,194            4,803,818
                                                  ------------         ------------         ------------         ------------

Operating loss                                      (2,116,886)          (2,745,076)          (4,042,265)          (6,062,913)

Other income (expense), net:
   Interest income                                      22,342              142,094               58,319              239,603
   Interest expense                                     (7,660)             (10,061)             (13,282)             (24,909)
   Equity in loss of unconsolidated
     subsidiary                                         (9,856)                  --               (7,676)                  --
   Other income (expense) (see Note 7)                 (37,122)              36,070              (36,908)              36,941
                                                  ------------         ------------         ------------         ------------
Total other income, net                                (32,296)             168,103                  453              251,635
                                                  ------------         ------------         ------------         ------------

Loss before income taxes                            (2,149,182)          (2,576,973)          (4,041,812)          (5,811,278)

Income taxes                                                --                   --                   --                   --
                                                  ------------         ------------         ------------         ------------

Net loss                                          $ (2,149,182)        $ (2,576,973)        $ (4,041,812)        $ (5,811,278)
                                                  ============         ============         ============         ============

Net loss per common share - basic and
   diluted                                        $      (0.10)        $      (0.14)        $      (0.20)        $      (0.34)

Weighted average common shares
   outstanding - basic and diluted                  20,581,126           18,490,631           20,579,479           17,101,558

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $(4,041,812)    $(5,811,278)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              764,717         752,257
    (Gain) loss on disposition                                   3,017         (36,070)
    Equity in loss of unconsolidated subsidiary                  7,676              --
    Non-cash exchange of assets (see Note 5)                  (600,000)             --
    Loss on renegotiation of facilities lease (see
    Note 7)                                                    345,880              --
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                (399,344)         39,645
    Decrease in related party notes receivables                162,154         162,423
    (Increase) decrease in prepaid expenses and other         (164,731)        208,545
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities           462,351        (770,193)
    Decrease in deferred revenue                               (49,912)       (156,726)
                                                           -----------     -----------

  Net cash used in operating activities                     (3,510,004)     (5,611,397)

Cash flows from investing activities:
  Purchases of property and equipment                         (390,597)       (419,575)
  Long-term deposits, net                                      176,174          66,236
  Proceeds from sales and maturities of investments                 --       1,035,581
  Proceeds from sale of equipment                                3,000              --
  Other investing activities                                    (6,126)         (6,471)
                                                           -----------     -----------

  Net cash provided by (used in) investing activities         (217,549)        675,771

Cash flows from financing activities:
  Proceeds from notes payable                                  645,000              --
  Principal payments for notes payable                              --      (1,500,000)
  Increase in restricted cash for collateral on note
    payable                                                   (800,000)             --
  Principal payments for capital lease obligations             (97,339)        (87,180)
  Issuance of common stock, net of issuance costs               39,145       6,783,566
                                                           -----------     -----------

  Net cash provided by (used in) financing activities         (213,194)      5,196,386
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents        (3,940,747)        260,760

Cash and cash equivalents, beginning of period               6,192,550       6,171,822
                                                           -----------     -----------

Cash and cash equivalents, end of period                   $ 2,251,803     $ 6,432,582
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

Note 2. Comprehensive Loss

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                  ---------------------------     ---------------------------
                                      2002            2001            2002            2001
                                  -----------     -----------     -----------     -----------
Net loss                          $(2,149,182)    $(2,576,973)    $(4,041,812)    $(5,811,278)

Unrealized loss on investments             --         (27,634)             --          (2,479)
                                  -----------     -----------     -----------     -----------

Total comprehensive loss          $(2,149,182)    $(2,604,607)    $(4,041,812)    $(5,813,757)
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

We expect to record a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which amount will be charged to interest expense over the term of the convertible note using the effective yield method. Furthermore, we expect to record an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which amount will be charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares it is convertible into. The resulting effective conversion price was then compared to the fair value of the Company's stock on the issuance date. The difference between the fair value of the stock and the effective conversion price was then multiplied by the number of shares the convertible security was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. If the number of issued and outstanding shares increases, additional expense will be recognized to reflect the increase in the number of shares that Laurus is able to acquire through conversion.

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

Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly and regularly with clients to spur adoption rates and increase the number of EBPP transactions. The Company provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. The Company also offers billers services for a fee that encourage consumer adoption of EBPP such as Online Demonstrations, Online Enrollment Assistance, Instant Activation of consumers through bill warehousing, and Auto Enrollment, which streamlines the enrollment process for new consumers (collectively, "Preferred Enrollment").

Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. The components of our service offering, all of which are currently available to customers and have generated revenue to date with the exception of our electronic publishing and storage services, include:

      o Internet billing services for EBPP through a Billserv-hosted payment Web site, secure direct delivery to the consumer's email inbox, or distribution via bill aggregators.
      o Electronic publishing and storage services for online document delivery and archival.
      o Internet-enabled, interactive customer care services on an in-house or outsourced basis.
      o Professional consulting services for EBPP billers or software vendors needing value-added resources to deliver customized EBPP services.
      o Gateway services that provide billers who are already participating in EBPP using in-house software a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site. Gateway technology may also be embedded as an OEM (original equipment manufacturer) component within vendors' software or service offerings to provide a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills anytime, anywhere through bank and Internet payment portals.
      o Licensing of CheckFree e-billing software as an authorized reseller in Australia.
      o Online bill payment and management services for consumers through the bills.com Internet portal.

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

Results of Operations

Revenues for the quarter ended June 30, 2002 increased 95% to $1,342,413 from $690,062 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, revenues grew 106% to $2,472,085 from $1,199,471, respectively.
The increase from the prior year periods was attributable to growth in professional consulting services, which accounted for 31% and 43% of the growth from the prior year quarter and six-month period, respectively, and transaction fee revenue, which accounted for 30% and 32% of the growth from the prior year quarter and six-month period, respectively, due to an increase in the number of implemented billers and volume of transactions. As of June 30, 2002, we had 112 billers under contract who were in various stages of development, including 96 billers that were in full production or pilot stages, as compared to 60 billers in full production or pilot stages at June 30, 2001. Although revenue from transaction fees increased significantly from the prior year periods, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment. The Company's first sale as a reseller of CheckFree's e-billing software in Australia also contributed 36% and 19% to the increases in revenue from the prior year quarter and six-month period, respectively. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market.

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

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,452,061 and $1,226,250 for the quarters ended June 30, 2002 and 2001, respectively, and $2,657,156 and $2,458,566 for the six months ended June 30, 2002 and 2001, respectively. The increases from the prior year periods are attributable to the cost of the CheckFree software that was resold in the second quarter of 2002.

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

Selling and marketing expenses decreased to $245,973 and $568,561 for the quarter and six months ended June 30, 2002, respectively, from $551,036 and $1,374,393 for the comparable periods of 2001, respectively. The decrease from the prior year periods was primarily the result of reductions in our direct sales staff, which contributed 69% and 62% to the decrease from the prior year quarter and six-month period, respectively, as well as lower related travel expenses and trade show participation, which contributed 16% and 21% to the decrease from the prior year quarter and six-month period, respectively. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

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

Net loss improved to $2,149,182 for the quarter ended June 30, 2002, from $2,576,973 for the second quarter of 2001 primarily as a result of the increase in revenue of $652,000 from the prior year quarter. The overall decrease in total operating expenses from the prior year quarter was offset by the decrease in net other income. Net loss improved to $4,041,812 for the six months ended June 30, 2002, from $5,811,278 for the comparable period of 2001 primarily as a result of the increase in revenue of $1.3 million from the prior year period. Also contributing to the improvement was the overall decrease in total operating expenses of $947,000 from the prior year period that was offset partially by the decrease in net other income of $251,000.

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