Form 10-K
period 2002-12-31
BILLSERV INC
filed 2003-04-15
CIK 1088034

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

              |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 2003, was $3,212,012. As of March 17, 2003, 20,722,656 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 29, 2003, or as soon as practicable thereafter, are incorporated by reference in Part III of this Report.

                                 BILLSERV, INC.

                                    FORM 10-K
                      For the Year Ended December 31, 2002

                                      INDEX

                                                                                       Page
                                                                                       ----
                                     PART I

Item 1.   Business ...................................................................... 3
Item 2.   Properties ....................................................................11
Item 3.   Legal Proceedings .............................................................11
Item 4.   Submission of Matters to a Vote of Security Holders ...........................11

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .........12
Item 6.   Selected Financial Data .......................................................13
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................................14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....................26
Item 8.   Financial Statements and Supplementary Data ...................................27
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..........................................................45

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ............................46
Item 11.  Executive Compensation ........................................................46
Item 12.  Security Ownership of Certain Beneficial Owners and Management ................46
Item 13.  Certain Relationships and Related Transactions ................................46
Item 14.  Controls and Procedures .......................................................47

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............48
Signatures ..............................................................................49
Certifications ..........................................................................50

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

PART I

ITEM 1. BUSINESS

All references to "we," "us," "our," "Billserv" or the "Company" in this Annual Report on Form 10-K mean Billserv, Inc. and its consolidated subsidiaries. All references to "billers", "billing customers" or "customers" in this Annual Report on Form 10-K mean the companies that have contracted with us to receive services from us. All references to "consumers" in this Annual Report on Form 10-K mean the persons that are receiving bills from companies, including the companies that are billing customers of Billserv.

General

Billserv provides Electronic Bill Presentment and Payment ("EBPP") and related services to companies that generate recurring paper-based bills. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allows companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. Billserv offers services to consolidate billing information and then securely deliver an electronic bill to the biller's own Billserv-hosted payment Web site, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allow billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. We provide professional services to assist with the implementation and maintenance of an electronic bill offering. In addition, we offer consumer marketing support to assist billers in encouraging their consumers to switch from paper to electronic billing.

Billserv generates revenue by charging volume-based fees fixed under long-term contracts for transactions processed through its system, such as loading, delivering, viewing and paying bills, customer care interactions, handling payment returns and consolidating remittances. In certain instances, Billserv receives a fixed amount per e-bill delivered and made available to consumers regardless of whether they pay the e-bill using our services. Billserv also typically receives an up-front fee from a customer to cover the initial basic implementation of the contracted services. Billserv charges customers that contract for professional consulting services on a time and materials basis and charges license fees for the use of its proprietary gateway services technology and the CheckFree iSolutions software that is resold by Billserv as an authorized reseller in Australia only.

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with third party hardware and software platforms to offer our customers a scalable, branded and secure EBPP process. Our systems infrastructure utilizes IBM Netfinity file servers for processing and stores critical billing data on Network Appliance F760 external disk arrays. The operating software architecture of our system combines Microsoft Windows NT with IBM's DB2 database management system. We license software from CheckFree iSolutions, Inc. that we use to parse the detail of our customers' billing data print streams and create the electronic bill to be presented and also license software from ACI Worldwide that allows us to securely deliver electronic bills via e-mail. We have designed our systems infrastructure so that it is reliable, flexible, and expandable to meet growth demands without significant cost or changes. Our systems infrastructure allows us to work with our customers to build a customized EBPP service offering tailored to their specific needs.

We currently market our services through both direct sales efforts and organizations that resell our services to their customers and prospects. As of December 31, 2002, we have signed 119 billers, of which 106 are in a full production environment which means that the electronic billing services being provided are available to their target consumers and 13 are in various stages of implementation which means that the electronic billing product is still being developed and is not yet ready for general release to the billers' consumers. During 2002, 2001 and 2000, Billserv processed approximately 3,603,000, 2,045,000 and 448,000 electronic bill presentments, respectively, for its billing customers. We processed our first transactions for billing customers during the fourth quarter of 1999 so the number of transactions processed in 1999 was insignificant. Billserv's customers include companies operating in the insurance, student loan financing, utilities, waste management, telecommunications, media and cable industries. The Company was founded in July 1998 and is incorporated in the State of Nevada. Billserv operates primarily in the United States as a single operating segment, although it also operates in Australia and Canada on a limited basis. Foreign operations began in 2000; however, the impact financially of expanding internationally is not significant as of December 31, 2002.

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

The majority of paper-based bills are recurring monthly or quarterly invoices mailed to consumers by communications companies (such as telephone and cable companies), utilities, newspapers and financial institutions such as banks and other lenders. Paper bills are prepared either by the company itself or by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly, multiple-step process that includes extracting relevant data from the internal accounts receivable system of the company, organizing the data into a billing format, printing and separating the bills, inserting the bills into envelopes, applying postage and mailing the bill to the consumer. Payments mailed by the consumer must then be received and processed manually by the biller or its lockbox provider in order to provide remittance information. This paper bill and payment process is less efficient than electronic bill delivery and payment, which eliminates or accelerates many of these steps.

Our Market Opportunity

Growth of the Internet and Electronic Commerce

The Internet has emerged as a significant global medium for communication, information and commerce. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce and communicate with their consumers and business partners over the Internet. One of the consequences of the widespread growth and acceptance of Web use is that consumers are embracing the ability to conduct financial and other personal business over the Internet. Accordingly, we believe there is a substantial potential for growth in EBPP and related services.

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

In addition, if companies want to be able to provide their consumers with wider access to their bills, they must make arrangements with multiple EBPP aggregators, such as CheckFree, Metavante and Mastercard RPPS, or front ends, such as Internet portals or financial institutions' Web sites that present bills to consumers in a consolidated manner, and manage those multiple relationships on an ongoing basis. EBPP aggregators are companies that have access to Web sites that function as portals to allow multiple bills generated by different billers to be delivered to and/or paid by consumers that access these sites. Such aggregators enhance the convenience of payment and management of e-bills via the Internet for consumers by giving them access to multiple bills at one secure site versus having to visit multiple biller-specific Web sites to view or pay each individual bill. Many companies lack the resources, expertise and/or inclination to develop, implement and manage their own EBPP offering in a cost-effective manner. These issues are compounded by the current state of the EBPP industry, which can be characterized by rapid technological change, disparate standards and competing business models.

The Billserv Service Offering

Our services provide a comprehensive and cost-effective outsourced offering that enables any company producing recurring paper-based bills to offer EBPP services to their consumers and to utilize the electronic delivery and payment of bills to enhance business and customer relationship management strategies. Our offering allows our customers to provide EBPP services to their consumers, support the EBPP process with Internet customer care, and utilize the electronic delivery and payment of bills to reduce costs, create additional revenue streams, increase branding opportunities, enhance customer service and provide competitive differentiation. These service offerings are supported by our systems infrastructure that integrates certain proprietary components with third party hardware and software platforms to offer our customers a scalable, branded and secure EBPP process. By outsourcing the development, implementation and management of their entire EBPP process, our customers can realize the following benefits:

o Single Point of Contact - Our services offers a one-stop, comprehensive and cost-effective outsourced process for our customers' entire EBPP offering. We become our customers' single point of contact for implementing, developing and managing their entire EBPP offering.
o Speed to Market - Our services allows our customers to establish an EBPP offering in as little as 90 days, without diverting critical time and financial resources from their core competencies. The time-to-market of an EBPP offering is important to our customers because it enables them to rapidly address the opportunities presented by electronic delivery and payment of bills.
o Reduced Capital Requirements and Technology Risk - Outsourcing the design, development, installation and management of their entire EBPP process reduces the costs and administrative burden on our customers by eliminating the need to develop and manage an in-house system and by capitalizing on our economies of scale and implementation expertise.
o Broad Distribution - Our relationships with multiple EBPP aggregators and other front-ends enable our customers to publish their bills through multiple presenters and our Direct Delivery product enables the presentment of bills straight to the consumer's email inbox. These distribution channels provide our customers with the ability to offer their consumers numerous options of where and when to access and pay their bills.
o Enhanced Customer Service - Our services provide Internet-enabled customer support for the EBPP process and enables our customers to utilize the electronic delivery and payment of bills to improve customer retention, increase customer loyalty and enhance customer relationships.
o Open System Architecture - Our systems infrastructure supports all of the data standards currently employed by aggregators and front-ends today, including Open Financial eXchange (OFX), eXtensible Markup Language (XML), Electronic Data Interchange (EDI) and others. This allows our customers to present their bills to any Internet bill presenters, regardless of the standard used.
o Scalability - We use IBM Netfinity line of servers that have the ability to handle large volumes of transactions with an upward growth path and clustering technology. Our current infrastructure has excess capacity to support new billers and increasing transaction volumes.
o Increased Revenue Streams - We believe that our EBPP strategy provides our customers with the potential for increased revenue opportunities by leveraging the capabilities of the Internet to support direct marketing and enable cross- and up-selling opportunities.
o Transparency - Our services are transparent to the consumer at all times, allowing our customers to maintain and build upon their brand recognition.
o Security - Our services enable our customers to have total control over their billing data at all times. In addition, we use digital certificates, data encryption, NT authentication and firewalls to protect billing data.
o Transaction-Based Pricing - Our customers typically pay an up-front fee that covers basic implementation of the contracted services. After the customer is in production, we assess transaction-based fees based on the number of electronic bills presented to and/or paid by their consumers, depending on the specific services that have been contracted by the customer. In virtually all cases, these transaction-based fees are significantly less than the cost to our customers of processing paper-based bills.

Our Strategy

Our goal is to be the leading outsourced service provider of EBPP and related services. In order to achieve this goal, we are implementing a strategy consisting of the following key elements:

Acquire Additional Billing Customers

We believe that establishing a large customer base that distributes a significant number of recurring paper-based bills is critical to the long-term success of our business. We intend to continue expanding our customer base, targeting those companies with a high likelihood of generating significant revenue. We are actively building relationships with organizations that resell our services to their clients and prospects. Our partners leverage relationships with existing and prospective clients, using our EBPP capabilities as a means to retain or obtain new accounts, as well as enhance profit margins. This strategy allows us to take advantage of opportunities that arise from the sales activities of our resellers while expending limited resources on our direct sales efforts.

We qualify potential resellers based on their market orientation, national presence, account base, and sales capabilities. To date, we have signed multi-year agreements with several companies that have a national presence to resell our services on either a direct or referral basis. The reseller agreements generally provide for either wholesale pricing or commissions based on referred and qualified sales. If our services are resold on a direct basis, the reseller receives wholesale pricing from us for our services and negotiates terms with the biller directly. If our services are resold on a referral basis, we negotiate terms with the biller directly and the reseller earns a specified commission. These agreements vary in length from 5 to 7 years and the earliest expiration of any of these agreements is February 2005. Our reselling partners are generally leaders in their industries, with a strategic commitment to EBPP and electronic commerce. We will continue to add select partners when advantageous to us to expand horizontal and vertical coverage. Our direct sales staff promotes business with our partners on both the corporate level and a localized basis. Our direct sales development efforts are coordinated with resellers to achieve comprehensive coverage of targeted markets.

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

To date, we have seen positive results from marketing programs designed to enhance adoption rates. Billers that are marketing aggressively to their consumer base or have favorable consumer demographics, such as high Internet usage, are experiencing adoption rates of between 3% and 30%. These adoption rates are calculated by dividing the number of transactions for a given period such as a month by the total population of a billing customer's bills that are eligible for electronic presentment or payment during that same period. We do not differentiate between initial customer transactions and repeat customer transactions for purposes of calculating these adoption percentages and are therefore unable to measure customer adoption or attrition rates over time. Although an increase in the number of transactions does not necessarily mean that more individual consumers are using the EBPP services that we provide through our billing customers, it provides an indication of adoption growth since a low percentage of consumers would be expected to make multiple transactions during a month to pay a bill delivered monthly, for example. During 2002, we presented over 3.6 million electronic bills up from over 2 million in 2001 and 48,000 in 2000. New consumer enrollments rose to 504,000 for the year 2002 from 316,000 in 2001 and 101,000 in 2000.

Finally, connecting companies to customers through the widest array of Web sites from which to receive, view, pay and manage bills is also an important step towards realizing increased customer adoption. In this regard, the Company's maintenance of distribution agreements with all of the major aggregators in the EBPP industry demonstrates our commitment to proactively offer billers increased opportunities for their consumers to pay and manage their bills via the Internet. Our efforts to provide customers with distribution to all major aggregators will be a continuing focus for the Company.

Expand and Leverage Strategic Relationships and Partnerships

An important element of the Company's strategy is to strengthen and expand its relationships with strategic allies and partners to increase the market awareness, demand and acceptance of EBPP and value of Billserv's services. We have formed strategic relationships and partnerships with key technology providers and companies serving the EBPP industry to enable us to offer a high quality of service to our customers. Our key partners and providers include:

o Technology providers, such as International Business Machines Corporation ("IBM"), CheckFree i-Solutions and ACI Worldwide, that provide various hardware and software components of our service offering. We utilize IBM servers and software in our system infrastructure. We have an electronic billing services agreement with CheckFree licensing us to use their CheckFree i-Solutions software and are also a certified reseller of this software in Australia. CheckFree also owns approximately 5% of the Company and holds warrants to purchase additional shares of the Company's common stock. We have a license agreement with ACI for the use of their software and a referral agent agreement with ACI qualifying them as an authorized agent to earn commissions based on referring billers to us.

o Billing distribution partners, or aggregators, that provide the ability to distribute electronic bills to various Internet sites where consumers can receive, view, pay and manage bills as well as provide electronic payments and remittance information back to our billing customers. We have multi-year distribution agreements with all major EBPP aggregators including CheckFree, Metavante (includes Spectrum and Paytrust) and MasterCard RPPS that call for us to pay volume-based fees to the aggregators for bills delivered through the aggregators' networks. The terms of the distribution agreements vary from 2 years to 5 years. The aggregators help us to generate revenue by allowing us to provide our billing customers with access to a greater number of Web sites from which their consumers can view, pay and manage their bills, thus making our services more attractive and beneficial to billing customers. We charge our billing customers a transaction fee for bills delivered to their consumers through these aggregators.

o Payment processing partners, such as Bank One and Paymentech, Inc., that allow us access to the ACH and credit card clearing network, respectively, to facilitate the electronic transfer of funds between our billing customers and their consumers who utilize a biller direct Web site. Billserv has an agreement with Bank One to process ACH payments that has an unspecified term and can be terminated upon 30-day written notice. Billserv has an agreement with Paymentech, Inc. to process credit card payments that automatically renews annually unless 60-day notice is given prior to the end of the term. Through its contractual relationships with Bank One and Paymentech, Billserv is able to process ACH and credit card payment transactions on behalf of its billing customers. Billserv pays volume-based fees for debit and credit transactions initiated through these partners, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. Some of our billing customers do not rely exclusively on our services to process their electronic payments.

o Reselling partners which resell our EBPP services to their billing customer base under contractual agreements that provide for wholesale pricing or commissions based on referred sales. Under these agreements, these resellers are obligated to resell our EBPP services on a preferred basis.

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

Pursue International Market Opportunities

We believe our services can be adapted for international customers. Although we have historically focused our marketing efforts in the United States, we also market our services in Canada and Australia. We plan on continuing to market our services outside the United States in the future. However, that expansion will take place in a fashion that brings strength of local country partnerships and minimizes the capital investment made by us to expand into these countries. For example, during 2001, the

Company acquired a 50% interest in a corporate joint venture operating in Australia to provide EBPP services. The equal partner in this venture is Salmat, a customer communications company in Australia specializing in document management services, letterbox delivery, data solutions, teleservices, fulfilment and customer targeting. The venture presented the first live electronic bill through a banking Web site in Australia for payment through BPAY, Australia's leading electronic bill payment service. We believe the demand for EBPP services is developing in Australia and presents a viable market opportunity through our partnership with Salmat.

Expand Service Utilization

Billserv is marketing a comprehensive offering that delivers a single, outsourced capability for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with Internet-enabled direct marketing and communication ("IDMC") services and online real-time customer care support provided by our Internet Interaction Center ("IIC"), Billserv puts billers in direct, interactive contact with their consumers. We refer to this as a "Customer Communication Network". We are actively promoting our Customer Communication Networks to qualified prospective billers as well as converting existing customers to this enhanced service. In addition to the current components integrated into our service offering, we intend to add enhanced products and services that could further broaden the capabilities and revenue-generating potential of our offering. These enhanced offerings will primarily be in the areas of IDMC and customer relationship management services.

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

Components of the Billserv Service Offering

One of the key advantages of our service offering is that we have integrated certain proprietary components with third party software and hardware platforms that cover a wide variety of services and functionality. This integration enables us to be the single point of contact for all customer needs for designing, developing, implementing and managing their entire EBPP process. Our menu approach to offering our integrated products and services also allows us to tailor our EBPP services to our customers' business and marketing objectives. The components of our service offering, all of which are currently available to customers and have generated revenue to date, include:

eServ

eServ is our flagship product and the foundation for our comprehensive EBPP services. eServ provides our customers with a single offering for developing and managing their entire EBPP capabilities. With eServ we manage, on behalf of our customers, the multiple systems, delivery channels and relationships necessary for a successful EBPP offering. Our eServ product provides outsourced creation and management of presentment and payment processes for a biller direct site and all aggregator sites, as well as payment processing and full reporting and reconciliation capabilities. During the third quarter of 2002, we announced the rebranding and reorganization of our product line under the eServ brand name, which is a federally registered trademark owned by Billserv. This new organization and branding was done in order to consolidate our products under one identifiable and proprietary brand name, and distinguish our comprehensive customizable EBPP offering marketed under the eServ Select product group from our standard, parameter-driven EBPP offering marketed under the eServ Express product group. Our eServ offering includes eServ Direct Delivery, which is a delivery medium whereby the electronic bill is "pushed" directly to the consumer's email inbox. This service gives consumers the opportunity to view their bill and make payments directly from the email by clicking the "pay" button found within. Also included in our offering is eServ Insert, our targeted messaging and marketing tool that provides an interactive medium that can dynamically present customized communication campaigns and deliver preemptive customer care messages directly to consumers via the electronic bill statement.

eServ View and eServ Connect are our Internet-enabled customer care service products supporting the EBPP process. eServ View is a proprietary, multi-function, Web-based desktop browser product that provides access to the consumer's bill detail stored on our servers. We provide a tool for our client's customer service representatives ("CSRs") to deliver customer support to all consumers, including those not using the Internet. eServ Connect provides enhanced capabilities by utilizing licensed Internet collaboration software to enable interaction with consumers over the Internet in a variety of ways, such as email, Web collaboration (Web-chat) and voice-over Internet protocol ("VoIP"), and also provides capabilities for extended Customer Relationship Management ("CRM") services. We have developed proprietary customer relationship management software applications that enable us to intelligently and efficiently analyze data obtained through the EBPP process. eServ Connect Outsource is available through our Internet Interaction Center ("IIC") to provide the client with essentially the same functionality as eServ Connect, using our employees to perform customer service on behalf of the client. This service can be a fully outsourced model in which our client chooses not to provide direct in-house services. Alternatively, this service model may be used as an after-hours support function that supplements and extends our client's existing service center hours of operation.

eConsulting

eConsulting is Billserv's professional services group that offers electronic billing, customer care, project management, and IT consulting services to both existing billing customers and the EBPP industry in general. Billserv's eConsulting group offers services ranging from project monitoring to complete turnkey project development and implementation. In addition, customers can gain access to Billserv's extensive and successful team to acquire data-centric (Internet-based) customer care knowledge.

eServ Gateway

Billserv's eServ Gateway offers billers who are already participating in EBPP a single distribution point to virtually all bill presentment and payment locations across the World Wide Web. The Gateway is designed to improve a biller's existing EBPP system, whether an in-house offering, biller direct site or limited distribution channel, by expanding the range of distribution partners. Billserv serves as the single point of contact to the numerous distribution channels, which gives billers a cost-effective means to make bills more accessible to consumers. Billserv's unique Gateway specifications may also be embedded as an OEM (Original Equipment Manufacturer) component within companies' software or service offerings, affording such vendors a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills through bank and internet payment portals.

bills.com

Billserv operates a consumer Web site, or portal, focused on providing bill presentment and payment services under the domain name www.bills.com. The bills.com strategy is to provide the consumer with an efficient and secure interface for viewing, paying and managing bills via the Internet. We also market this portal service to online financial services providers looking to provide EBPP capabilities as part of their service offering.

Product Development

Our total research and development expenses were $461,065, $760,082 and $767,751 for 2002, 2001 and 2000, respectively. We have created a proprietary technology infrastructure to support all of the components of our service offering. Our systems consist primarily of proprietary software applications that we have integrated with third party hardware and software platforms. We have designed our system so that it is reliable, flexible, and expandable to meet growth demands without significant cost or change. The combination of Microsoft Windows NT and IBM's DB2 database management system and use of redundant IBM Netfinity file servers provides for a reliable environment which is further enhanced by security measures taken such as the use of digital certificates, data encryption, NT authentication and firewalls to protect billing data. The IBM Netfinity line of servers have the ability to handle large volumes of transactions with an upward growth path and clustering technology that readily allows for expansion and scalability. Our support for open standards allows us to integrate with any third party print-stream parser, as well as in-house EBPP services. In addition, these widely used object oriented standards have provided us with a highly reusable and flexible modular system. Because of this reusability and flexibility, the business components can be constructed and modified to adapt to the rapidly developing EBPP industry without affecting the underlying software development.

The Company believes that its success will depend in part upon its ability to enhance existing products to meet the needs of the rapidly evolving EBPP market. The Company intends to continue to devote resources to enhancing its product offerings and offering higher levels of integration among its products. We also intend to continue to evaluate and enhance our systems as new technology is developed to maintain a competitive advantage.

Sales and Marketing

Our sales strategy targets both direct and indirect sales. Leads for sales are obtained through resellers, direct contact by our sales personnel, and our marketing efforts to existing customers led by our Account Management team. Billserv's direct sales effort is coordinated by a sales executive and supported by other employees who function in limited sales capacities. We also market our services through organizations that have exclusive reseller agreements with us to sell our EBPP services. Reselling partners generate and qualify sales leads, make initial contacts, assess client needs and recommend use of Billserv services when appropriate, and introduce Billserv at high levels within the customer organization.

Our marketing efforts are primarily EBPP adoption-focused. Our professional staff of Account Managers actively assists our customers in creating programs to encourage their consumers to utilize EBPP. The shared knowledge of our staff, combined with the cumulative experience of our entire customer base, enables them to provide valuable leadership as we work to build consumer adoption rates. We also participate in limited corporate marketing that promotes the Billserv brand.

Customers

Our primary market focus is on top-tier and middle-market companies generating high volumes of recurring (usually monthly) paper-based bills. The Company services billers in select vertical markets, such as utilities, telecom, cable, media and financial services industries, as well as the higher education market. All of our billing customers have signed long-term contracts, with generally three to five year terms, that provide for set-up fees in certain cases and volume-based transaction fees. The number of customers served by Billserv for the three years ended December 31, 2002, including additions and attrition, was as follows:


                                Number at beginning                           Number at end
                                      of period       Additions   Attrition     of period
                                -------------------   ---------   ---------   -------------
Year ended December 31, 2000            14                36           1          49
Year ended December 31, 2001            49                53           1          101
Year ended December 31, 2002            101               34          16          119

The attrition in 2002 is primarily attributable to the loss of certain customers serviced via resellers as a normal part of the resellers' account turnover and the migration of certain customers to in-house EBPP offerings after their billing agreements expired, such as Reliant Energy. EBPP services provided to Reliant Energy accounted for approximately 16%, 23% and 40% of total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer began developing an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows a customer to move from an outsourced offering provided by Billserv to an in-house offering of the customer's choosing. The resulting loss of transaction revenues were mitigated by fees generated from consulting services provided to Reliant Energy related to the transition of their EBPP capabilities to an in-house offering as well as transaction revenues for that portion of 2002 during which we provided this customer transaction services. Total revenues generated by this customer in 2002 were approximately equal to those in 2001 for both consulting and transaction services in the aggregate. We do not expect any significant revenues to be generated by Reliant Energy in 2003 and beyond. Also, 27% of total consolidated revenues for 2000 were attributable to a single customer for which we are no longer providing services.

Competition

The market for EBPP services is highly competitive. We compete primarily with companies that provide turnkey outsourced EBPP services for customers. These companies include Metavante, Princeton eCom Corporation, KUBRA and DST Output (formerly YourAccounts.com). In addition, we expect that other companies, such as traditional information technology services companies and systems integrators, may introduce services that compete with us. Remaining competitive in the EBPP market will require a continued investment in new technologies, marketing and a high level of customer service. We believe that the principal competitive factors in our market include:

o     System reliability and performance
o     Ability to provide a CRM component
o     Price and other financial terms
o     Technological support and customer service
o     Time-to-market of implemented services
o Strategic relationships with aggregators, front-ends and technology providers
o     Compliance with industry and technological standards

We also face potential competition from a number of other companies that compete with us indirectly. These include aggregators, such as CheckFree Corporation; EBPP front-ends, such as financial institutions and Internet portals; EBPP software providers, such as CheckFree I-solutions, eDocs and Avolent; and traditional bill printing companies, such as Electronic Data Systems Corporation, CSG Interactive LLC, and Cable Data. In addition, several companies are addressing the emergence of the Internet banking industry with service bureau offerings, which could include electronic bill presentment. These competitors have significant market presence and financial resources. If they enter our market, we may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully.

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

Employees

As of December 31, 2002, we had 48 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

As of December 31, 2002, our headquarters and operations were housed in approximately 36,000 square feet of leased office space in San Antonio, Texas. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation currently pending. We are not aware of any disputes that may lead to material litigation, except as follows:

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheets at December 31, 2002 and 2001. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The institutional lenders holding the funds as collateral are disputing this claim, solely relying upon their strict interpretations of the Loan guarantee agreements. Subsequent to December 31, 2002, the lenders applied the pledged funds being held to satisfy the outstanding balances of the loans. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding Payable under related party guarantees on the Company's balance sheet at December 31, 2002. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the National Association of Securities Dealers ("NASD") Over the Counter Bulletin Board ("OTC BB") through March 13, 2000 at which time our common stock was approved for trading on the NASDAQ Small Cap Market. Subsequently, our stock was approved for trading on the Nasdaq National Market on July 31, 2000 under the symbol "BLLS." On February 4, 2003, the Nasdaq National Market delisted our common stock because the Company did not meet the requirements for continued listing on the Nasdaq National Market. The Company's common shares were immediately eligible for quotation on the OTC BB effective at open of business February 4, 2003. The Company kept the letters BLLS as its ticker symbol.

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of the common stock as reported.

                                         High          Low
                                       --------     --------
                        2002
                  -------------
                  First Quarter        $  1.25      $  0.90
                  Second Quarter       $  1.70      $  1.02
                  Third Quarter        $  1.25      $  0.52
                  Fourth Quarter       $  0.70      $  0.17

                        2001
                  -------------
                  First Quarter        $  5.38      $  2.16
                  Second Quarter       $  3.05      $  1.88
                  Third Quarter        $  2.20      $  0.73
                  Fourth Quarter       $  1.55      $  0.80

Holders

As of March 17, 2003, 20,722,656 shares of common stock are outstanding, $.001 par value. As of March 17, 2003, there were approximately 5,784 stockholders of record of the common stock.

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

Consolidated Statement Of Operations Data

                                                                                                       From Inception
                                     Year Ended       Year Ended       Year Ended        Year Ended    (July 30, 1998)
                                    December 31,     December 31,     December 31,      December 31,   To December 31,
                                       2002             2001             2000             1999 (1)        1998 (1)
                                  ------------------------------------------------------------------------------------
Revenues                           $  4,206,554     $  2,968,678     $    650,023     $     55,438     $       --
Cost of revenues                      4,690,344        4,995,161        3,690,843          127,345             --
Operating expenses:
  Research and development              461,065          760,082          767,751          906,532             --
  Selling, general and
    administrative                    4,822,459        6,423,315        8,264,657        3,737,922          289,211
  Depreciation and
    amortization                      1,658,886        1,555,626          940,995          270,908              559
  Provision for impairment
    of assets                           855,117             --               --               --               --
  Non-cash expense related
    to the issuance of warrants            --               --          7,488,000          491,428             --
                                  ------------------------------------------------------------------------------------
Total operating expenses              7,797,527        8,739,023       17,461,403        5,406,790          289,770
Other income (expense), net          (2,673,360)         359,800          546,173            5,749             --
Cumulative effect of a change
 in accounting principle                   --               --            (52,273)            --               --
                                  ------------------------------------------------------------------------------------
Net loss                           $(10,954,677)    $(10,405,706)    $(20,008,323)    $ (5,472,948)    $   (289,770)
                                  ====================================================================================
Per share information:
Net loss - basic and diluted       $      (0.53)    $      (0.58)    $      (1.35)    $      (0.50)    $      (0.03)
Weighted average common shares
outstanding - basic and diluted      20,591,304       18,017,051       14,793,622       10,876,096       10,030,000

Consolidated Balance Sheet Data

                                        -----------------------------------------------------------------------------
                                             2002            2001             2000           1999 (1)       1998 (1)
                                        -----------------------------------------------------------------------------
Working capital (deficit)               $ (2,408,924)    $  5,750,354     $  5,291,006     $ 6,293,217     $(303,926)
Current assets                          $  2,514,973     $  7,255,124     $  8,848,543     $ 7,490,648     $ 387,980
Total assets                            $  4,709,263     $ 11,415,136     $ 15,290,542     $ 9,398,168     $ 407,530
Long-term  obligations,
net  of  current portion                $     39,168     $       --       $    148,428     $   259,694     $    --
Accumulated deficit                     $(47,136,060)    $(36,181,383)    $(25,775,677)    $(5,767,354)    $(294,406)
Total stockholders' equity (deficit)    $   (345,270)    $  9,748,566     $ 11,011,410     $ 7,936,043     $(289,676)

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

Overview

Billserv was a development stage enterprise through December 31, 2001 and so has a limited operating history on which to base an evaluation of our businesses and prospects. The Company's principal activities during development included research and development, raising of capital and organizational activities. The Company has recently focused its activities in the areas of obtaining billing customers and implementing Electronic Bill Presentment and Payment ("EBPP") capabilities for those billers. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to manage growth. To address these risks, we must, among other things, maintain and increase our customer base; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel; and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since inception, we have incurred operating losses each quarter, and as of December 31, 2002, we have an accumulated deficit of $47.1 million. The Company expects to continue to incur losses for the foreseeable future as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) continue to add quality billers to our significant client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities that serve to encourage EBPP adoption by consumers and billers in order to increase revenue.

In keeping with this strategy, our sales focus has shifted to a more comprehensive offering that delivers a single, outsourced service offering for developing customer relationships utilizing the electronic bill as a dynamic communication medium. By integrating our electronic billing capabilities with online real-time customer care support and Internet-enabled direct marketing and communication, Billserv puts billers in direct, interactive contact with their consumers. Our selling strategy is a targeted approach with an emphasis on complementary marketing initiatives with our valued reseller and referral partners in order to maximize our leverage in the marketplace and limit the resources needed to obtain accounts through direct sales.

The Company also provides professional marketing consultations as a key element of its account management group to actively assist billers in creating programs to move their consumers to EBPP. Because growth of our revenues is dependent upon consumer acceptance of EBPP, we work directly with a client's marketing department to spur adoption rates and increase the number of EBPP transactions. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other related services performed for our customers. During the third quarter of 2002, we announced the rebranding and reorganization of our product line under the eServ brand name, which is a federally registered trademark owned by Billserv. This new organization and branding was done in order to consolidate our products under one identifiable and proprietary brand name, and distinguish our comprehensive customizable EBPP offering marketed under the eServ Select brand name from our standard, parameter-driven EBPP offering marketed under the eServ Express brand name. There were no significant changes made to any of our service products as a result of this action. The components of our service offering, all of which are currently available to customers and have generated revenue to date, include:

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

      o Licensing of CheckFree e-billing software as an authorized reseller in Australia only.
      o Online bill payment and management services for consumers through the bills.com Internet portal.

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

Revenue Recognition

Prior to December 31, 1999, we recognized revenue generated from up-front fees upon completion of an implementation project. These up-front fees are charged for the work involved in implementing the basic functionality required to provide EBPP services to customers. These set-up procedures include tasks such as establishing connectivity, design and construction of the hosted Web site, and conversion of the paper bill print stream to an electronic format. In December 1999, the SEC issued SAB 101, which requires that revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. We adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At December 31, 2002, deferred revenue was $400,960. We anticipate that transaction fees and other services will make up a larger percentage of total revenue in future periods, which will further reduce the effect that deferring implementation fee revenue has on our current operating results. However, the volume of transactions and amount of related revenue we will generate in future periods is dependent upon, among other things, the rate at which consumers utilize EBPP.

Bad Debt

Billserv maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company recorded bad debt expense of $30,000, $21,000 and $10,000 for 2002, 2001 and 2000, respectively, and recorded bad debt write-offs of $1,734 and $12,069 to its allowance for doubtful accounts in 2002 and 2001, respectively. There were no write-offs recorded to the allowance for doubtful accounts in 2000. At December 31, 2002 and 2001, the balance of the allowance for doubtful accounts was $47,197 and $18,931, respectively. If the financial condition of the Billserv's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. An impairment loss of $855,000 was recorded in 2002. No impairment losses were recorded in 2001 or 2000.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the tax assets carried on our balance sheet as of December 31, 2002 will be fully realized in future periods. FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the current year is a net increase of $3.7 million. At December 31, 2002, the Company has available net operating loss carryforwards of approximately $34.8 million, which expire beginning in the year 2020.

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Billserv also became a licensed reseller of CheckFree's e-billing software in Australia during 2002. Revenues by type for the three years in the period ended December 31, 2002, are as follows:

                                     2002          2001         2000
                                  ----------    ----------    --------
Service revenues:
Implementation revenues           $  311,712    $  502,753    $ 93,013
Transaction revenues               1,952,631     1,163,214     285,741
Consulting revenues                1,704,211     1,302,711     271,269
                                  ----------    ----------    --------
  Total service revenues           3,968,554     2,968,678     650,023
Software license revenues            238,000          --          --
                                  ----------    ----------    --------
  Total revenues                  $4,206,554    $2,968,678    $650,023
                                  ==========    ==========    ========

Total revenues increased 42% to $4,206,554 in 2002 from $2,968,678 in 2001. Of the total increase from the prior year, 64% was attributable to the growth in transaction fee revenue, while growth in consulting revenues, which includes revenue from the licensing of the Company's gateway technology, accounted for 32% of the increase. These increases were due to an increase in the number of implemented billers and volume of transactions. As of December 31, 2002, we had 119 billers under contract who were in various stages of development, including 106 billers that were in full production or pilot stages, as compared to 84 billers in full production or pilot stages at December 31, 2001. The Company's first sale of a software license as a reseller of CheckFree's e-billing software in Australia also contributed $238,000 to the increase in revenue from the prior year. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market. Total revenues increased 357% to $2,968,678 in 2001 from $650,023 in 2000. Of the increase from the prior year, 44% was attributable to the addition of a full year of consulting revenue in 2001 (professional consulting services were first offered to customers in the fourth quarter of 2000) with the remaining increase attributable to growth in transaction and related implementation fee revenue due to an increase in the number of implemented billers and volume of transactions. As of December 31, 2001, we had 101 billers under contract who were in various stages of development, including 84 billers that were in full production or pilot stages, as compared to 31 billers in full production or pilot stages at December 31, 2000.

During 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its gateway technology to certain third party software vendors to be used as an original equipment manufacturer ("OEM") component of their product offering in exchange for software products from those vendors. The Company accounted for these transactions in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". These exchanges were determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the products received by the Company were expected to be deployed and utilized as productive assets. The Company recognized revenue related to these transactions at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the assets transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company capitalized the software received and at the time of acquisition and subsequently recognized a loss on impairment of these assets which took the carrying amount of these assets to zero.

One billing customer accounted for approximately 16%, 23% and 40% of total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer began developing an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced offering with Billserv to an in-house offering. The resulting loss of transaction revenues were mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house offering such that total revenues generated by this customer in 2002 were approximately equal to those in 2001. We do not expect any significant revenues to be generated by this customer in 2003 and beyond. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. We have multi-year distribution agreements with all major EBPP aggregators, including CheckFree, Metavante (includes Spectrum and Paytrust) and MasterCard RPPS, which call for volume-based fees for bills delivered through the aggregators' networks. Through its contractual relationships with its payment processors, Billserv is able to process ACH and credit card payment transactions on behalf of its customers and their consumers. Billserv pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. Cost of revenues decreased 6% to $4,690,344 in 2002 from $4,995,161 for 2001. The decrease from 2001 is primarily due to cost reductions that were implemented in the second half of 2001, which included a decrease in the number of personnel employed to provide revenue-producing services from an average of 79 such employees for 2001 to 63 in 2002. The cost savings from the prior year period were partially offset by the cost of the CheckFree software license that was resold in 2002, which was $228,000. Cost of revenues increased 35% to $4,995,161 in 2001 from $3,690,843 for 2000. The increase from 2000 is primarily due to an increase in the number of personnel employed to provide revenue-producing services from an average of 54 such employees for 2000 to 79 in 2001.

General and administrative expenses include costs for the Company's human resources, finance, legal, facilities and executive management functions. These expenses decreased to $3,948,684 in 2002 from $4,338,374 for 2001 and were $3,677,834 in 2000. The decrease from 2001 to 2002 is attributable to cost reductions resulting from the restructuring and realignment of our organization during the latter half of 2001 to better position the Company for current economic and market conditions. During the third quarter of 2001, the Company downsized and realigned its organization to make more efficient use of its resources and better match the Company's infrastructure to market conditions and the current business environment since the overall growth of the economy and rate of technology spending by businesses had slowed. This realignment included the layoff of certain employees and reassignment of other employees to different functions to reduce our cash outflows and allow us to utilize our limited resources more prudently by eliminating functions that did not directly contribute to our goal of profitability. It also involved reorganizing the Company to promote better communication with customers and improve customer service. The increase in general and administrative expenses from 2000 to 2001 was principally due to increased facilities costs resulting from our move to new corporate headquarters. Total rent expense in 2000 was $681,000, and in 2001, the aggregate rent expense was approximately $1.2 million.

Selling and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising services. These expenses decreased to $873,775 in 2002 from $2,084,941 for 2001 and $4,586,823 for 2000. The decrease in 2002 from 2001 was primarily the result of reductions in our direct sales staff, which contributed 77% to the decrease from the prior year, as well as lower related travel expenses and trade show participation, which contributed 18% to the decrease from the prior year. As we have increased our focus throughout 2002 on using strategic reseller partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a decrease in the amount of expenses related to our direct sales force. The decrease in selling and marketing expenses in 2001 from 2000 was primarily the result of lower advertising media costs related to promotion of the bills.com Web site as well as lower corporate marketing expenses, which contributed 66% to the decrease, and reductions in personnel and travel expenses, which contributed 27% to the decline in expenses in total. During the second quarter of 2000, bills.com was re-launched with a focus on making the Web site simpler and more secure for consumers to view, pay and manage their bills online. As part of this re-launch, we incurred approximately $1.2 million of expense in 2000 to develop and market this consumer payment portal. The increase in selling and marketing expenses in 2000 from $1,750,615 in 1999 was the result of the development and expansion initiatives of our sales and marketing departments as well as the advertising media costs associated with our bills.com promotion. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of third-party applications, new customer care services, additional business-to-consumer applications, and services for direct marketing opportunities. These expenses decreased to $461,065 in 2002 after remaining relatively flat in 2001 and 2000 at $760,082 and $767,751, respectively, due to a focus on our core competencies in order to implement and service existing products. During the earlier stages of our Company, we applied additional resources to design and develop our base technology infrastructure and operating systems. All research and development costs are expensed as incurred. We plan to minimize our research and development activities in the foreseeable future, as we intend to concentrate our limited resources on generating revenue and servicing existing customers.

Depreciation and amortization was $1,658,886, $1,555,626 and $940,995 for 2002, 2001 and 2000, respectively. The increase from 2001 was the result of writing off $207,000 of leasehold improvements related to our corporate office facility due to the cancellation of the related lease in March 2003. This increase was partially offset by lower depreciation related to certain assets that became fully depreciated during 2002. The increase from 2000 to 2001 reflected the capital expenditures made in prior years for infrastructure and operating systems in support of our growth strategy. We purchased approximately $402,000, $723,000 and $3.7 million of property and equipment during 2002, 2001 and 2000, respectively, but do not anticipate making significant capital expenditures in 2003.

During the fourth quarter of 2002, the Company performed an impairment review because the uncertainty of the Company's ability to continue as a going concern due to decreased liquidity indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that customer relationship management software and document archival and retrieval software with a carrying amount of $855,117 were no longer recoverable and recorded a non-cash charge of $855,117, which is included as a component of operating income in the accompanying consolidated statement of operations. Fair value was based on the expected future cash flows to be generated by these assets, which was zero because of the Company's inability to deploy and utilize the assets to provide revenue-generating services, due to the Company's limited resources and lack of liquidity.

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with accounting principles generally accepted in the United States, we expensed the fair value of these warrant issuances, which was calculated using the Black-Scholes option-pricing model, and recorded the related credit to paid-in capital. During 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. Under this agreement, which expires in February 2005, CheckFree provides us with electronic bill presentment services for volume-based fees. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. We may also recognize warrant costs in future periods based on CheckFree's ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest pro rata upon the achievement of a target level of 200 referred billers, each generating approximately 500,000 paper-based bills per month, to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. As of December 31, 2002, none of these incentive warrants were vested and management of the Company is unable to assess the likelihood of whether or when any of these incentive warrants will be earned by CheckFree and the related expenses incurred.

Net other expense was $2,673,360 in 2002 compared to net other income of $359,800 in 2001 and $546,173 in 2000. The increase in other expenses from 2001 to 2002 is primarily attributable to $1.4 million of interest and other expenses related to the convertible debt issuance in 2002 and a $1.3 million loss on related party loan guarantees as well as lower interest income earned in 2002 as a result of lower invested balances and market interest rates. The decrease in net other income from 2000 to 2001 is primarily attributable to lower interest income earned in 2001 as a result of lower invested balances and market interest rates.

The increase in net loss to $10,954,677 in 2002 from $10,405,706 in 2001 was primarily due to non-operating expenses recognized in 2002, including $1.4 million of interest and other expenses related to the Laurus debt and a $1.3 million loss on related party loan guarantees. The decrease in net loss to $10,405,706 in 2001 from $20,008,323 in 2000 was primarily due to $7.5 million of expenses recognized in 2000 related to the issuance of warrants to CheckFree as consideration for entering into an extended biller service provider agreement. The increase in net loss in 2000 from $5,472,948 in 1999 was due to the warrant expense in 2000 as well as an overall increase in expenses as a result of employee growth from 50 employees at December 31, 1999 to 141 at December 31, 2000 and expansion of the Company's operations.

Liquidity and Capital Resources

At December 31, 2002, the Company's principal source of liquidity consisted of $286,000 of cash and cash equivalents, compared to $4.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees in November 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The satisfactory completion of a sale or additional investment in the Company is essential or the Company has no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheets at December 31, 2002 and 2001. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The institutional lenders holding the funds as collateral are disputing this claim, solely relying upon their strict interpretations of the Loan guarantee agreements. Subsequent to December 31, 2002, the lenders applied the pledged funds being held to satisfy the outstanding balances of the loans. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding Payable under related party guarantees on the Company's balance sheet at December 31, 2002. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $5.6 million, $9.0 million and $11.0 million for 2002, 2001 and 2000, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by development stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2003 as a result of lower than anticipated revenue growth.

Net cash used in investing activities was $143,000 in 2002 and was primarily used for purchases of computer equipment. Net cash provided by investing activities for 2001 was $1.5 million and reflected sales and maturities of marketable securities of $2.0 million and purchases of property and equipment of $723,000. Net cash used in investing activities was $6.4 million in 2000 and was primarily used for purchases of investments and equipment and to make deposits for leases. We do not anticipate making significant capital expenditures during 2003.

Net cash provided by financing activities of $1.9 million for 2002 resulted primarily from $1.5 million of borrowings under a convertible debt agreement and the return of $707,000 that had been pledged as collateral for margin loans of officers. Net cash provided by financing activities of $6.5 million for 2001 resulted from proceeds, net of issuance costs, of $9.2 million from the issuance of common stock private placement offerings in March and November 2001. The $1.5 million repayment of the outstanding line of credit in January 2001 and additional pledge of $1.0 million as collateral for margin loans of officers reduced the amount of net cash provided by financing activities. Net cash provided by financing activities of $15.6 million for 2000 resulted from proceeds, net of issuance costs, of $9.5 million from the purchase of common stock by CheckFree and $6.1 million from the exercise of warrants issued in the October and December 1999 private equity placements. In addition, the Company drew $1.5 million on its line of credit in 2000. The initial pledge of $1.0 million as collateral for margin loans of officers reduced the amount of net cash provided by financing activities.

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

On July 25, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note and a four-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus may convert the convertible note, which bears interest at 7% annually, at any time into shares of the Company's common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement.

The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock is used to pay the note, the conversion price will be the lesser of (i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date the Company gives notice of payment. Accrued interest and one-ninth of the principal is due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. If the required principal payment is made in cash, the principal amount paid will be 105% of the amount due. The Company granted Laurus a security interest in all of its assets. As of the date of this report, the Company has not made any principal payments to Laurus and is in default under the note. A penalty of 20% of the outstanding principal amount, or $300,000, has been assessed to the Company for being in default, and is included in the balance of Short-term borrowings on the Company's balance sheet at December 31, 2002.

The Company recorded a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which was being charged to interest expense over the term of the convertible note using the effective yield method. Upon the Company's default under the note during the fourth quarter of 2002, the remaining balance of the discount was charged to interest expense. Furthermore, the Company recorded an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which was charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which the note is convertible, or 1,923,077 shares based on the fixed conversion price of $0.78 per common share. The resulting effective conversion price of $0.65 per common share was then compared to the fair value of the Company's stock, which was $0.93 per common share on the issuance date. The difference of $0.28 per common share between the fair value of the stock and the effective conversion price was then multiplied by 1,009,586, which was the number of shares the note was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. The agreement stipulates that Laurus may not convert that amount of the note that would result in beneficial ownership of more than 4.9% of the outstanding common shares of the Company on the date of conversion. The conversion limitation becomes null and void upon an event of default under the note and may be raised if the Company chooses to redeem the outstanding principal amount of the note in cash and Laurus elects to convert the note instead. The limitation may also be raised if the Company were to issue additional common shares for any reason, thus increasing the number of outstanding shares. Due to the Company's default under the note during the fourth quarter of 2002, the 4.9% limitation became null and void and additional interest expense of approximately $256,000 was recognized at a rate of $0.28 per common share for the 913,491 additional shares that the note became convertible into upon default.

The Company agreed to file with the Securities and Exchange Commission, and have declared effective by November 25, 2002, a registration statement registering the resale of the shares of the Company's common stock issuable upon conversion or payment of the note and exercise of the warrant. As of the date of this report, the Company has filed a registration statement but it has not yet been declared effective.

Effect of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with FAS 142, goodwill and certain intangible assets are no longer amortized, but are subject to at least an annual assessment of impairment. The Company adopted this statement on January 1, 2002. The provisions of FAS 142 did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 became effective for the Company in the first quarter of 2002. During the fourth quarter of 2002, the Company performed an impairment review because the uncertainty of the Company's ability to continue as a going concern due to decreased liquidity indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that customer relationship management software and document archival and retrieval software with a carrying amount of $855,000 were no longer recoverable and recorded a non-cash charge of $855,000, which is included as a component of operating income in the accompanying consolidated statement of operations. Fair value was based on the expected future cash flows to be generated by these assets, which was zero because of the Company's inability to deploy and utilize the assets to provide revenue-generating services, due to the Company's limited resources and lack of liquidity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has included the disclosures herein as required.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company's consolidated financial statements, however, the Company has modified its disclosures as provided for in the new standard.

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

Lack of Profitability; Uncertainty of Future Profitability

The Company was organized in 1998 and began operations as a public company in 1999 offering electronic billing services to other companies. The Company has not been profitable since inception and may never achieve profitability. As of December 31, 2002, the Company's accumulated deficit was $47.1 million. Because we have a relatively limited history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. Therefore, all historical information included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future.

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

Erosion of Revenue from Services

One of the Company's customers that accounted for approximately 16%, 23% and 40% of total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively, began developing an in-house EBPP offering during 2002. To the extent that this expected loss of revenue is not mitigated by fees generated from consulting services provided to this customer related to the transition of their EBPP capabilities to an in-house offering, the Company's revenues and profits will be adversely affected. The profitability of the Company's business depends, to a substantial degree, upon billers electing to continue to periodically renew contracts and receive services under existing contracts. In the event that a substantial number of these customers were to decline to renew these contracts or choose to discontinue receiving services for any reason, the Company's revenues and profits would be adversely affected. Sales of the Company's services are dependent upon customer demand for the services, which is affected by pricing decisions, the competition of similar products and services, and reputation of the products and services for performance. Most of the Company's services are likely to be sold within the utilities and financial services industries, and poor performance by the Company in performing its services would have the potential to undermine the Company's reputation and affect future sales of other services. A substantial decrease in revenue from services would have a material adverse effect upon the Company's business, operating results and financial condition.

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

Control by Principal Stockholders

As of December 31, 2002, the directors and officers of the Company and their affiliates collectively own approximately 10% of the outstanding shares of the Company's common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Shares Eligible for Future Sale; Possible Adverse Effect on Market Price

As of December 31, 2002, the Company had 20,603,799 shares of common stock outstanding. The Company anticipates that it may need future equity financing to meet certain operational and strategic requirements. Such future equity financing may have a significant dilutive effect on the Company's stock price.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors ....................................     28

Consolidated Balance Sheets as of December 31, 2002 and 2001 ......     29

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000 ................................     30

Consolidated Statement of Changes in Shareholders' Equity (Deficit)
  for the years ended December 31, 2002, 2001 and 2000 ............     31

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000 ................................     32

Notes to Consolidated Financial Statements ........................     33

                         REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Shareholders of Billserv, Inc.

We have audited the accompanying consolidated balance sheets of Billserv, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Billserv, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements of Billserv, Inc. have been prepared assuming that Billserv, Inc. will continue as a going concern. As more fully described in Note 18, the Company has incurred substantial losses since inception and has experienced a material shortfall in anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of Billserv, Inc. do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                        ERNST & YOUNG LLP

San Antonio, Texas
April 1, 2003

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,      December 31,
                                                                2002               2001
                                                            ------------     -------------
  Assets:
Cash and cash equivalents                                   $    286,105     $  4,173,599
Cash pledged as collateral for related party obligations       1,311,984        2,018,951
Investments restricted as collateral for capital leases             --            236,948
Accounts receivable, net                                         659,074          437,677
Prepaid expenses and other                                       257,810          225,795
Related party notes receivable                                      --            162,154
                                                            ------------     ------------
Total current assets                                           2,514,973        7,255,124

Property and equipment, net of accumulated
  depreciation and amortization of $3,747,539
  and $2,718,953 for 2002 and 2001, respectively               2,171,790        3,701,205
Intangible asset, net of accumulated amortization of
  $52,500 and $37,500 for 2002 and 2001, respectively             22,500           37,500
Other assets                                                        --            421,307
                                                            ------------     ------------
Total assets                                                $  4,709,263     $ 11,415,136
                                                            ============     ============
Liabilities and shareholders' equity (deficit):
Current liabilities:
  Accounts payable                                          $    797,211     $    201,513
  Accrued expenses and other current liabilities                 707,741          664,200
  Payable under related party guarantees                       1,278,138             --
  Current portion of obligations under capital leases             31,315          148,228
  Current portion of deferred revenue                            309,492          490,829
  Short-term borrowings                                        1,800,000             --
                                                            ------------     ------------
Total current liabilities                                      4,923,897        1,504,770

Obligations under capital leases, less current portion            39,168             --
Deferred revenue, less current portion                            91,468          161,800

Shareholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares
  authorized; 20,603,799 issued and outstanding
  at December 31, 2002, 20,538,526 issued and
  outstanding at December 31, 2001                                20,604           20,539
Additional paid-in capital                                    46,770,186       45,909,410
Accumulated deficit                                          (47,136,060)     (36,181,383)
                                                            ------------     ------------
Total shareholders' equity (deficit)                            (345,270)       9,748,566
                                                            ------------     ------------
Total liabilities and shareholders' equity (deficit)        $  4,709,263     $ 11,415,136
                                                            ============     ============
See notes to consolidated financial statements

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended      Year ended      Year ended
                                            December 31,    December 31,    December 31,
                                                2002            2001            2000
                                            ------------    ------------    ------------

Service revenues                            $  3,968,554    $  2,968,678    $    650,023
Software license revenues                        238,000            --              --
                                            ------------    ------------    ------------
Total revenues                                 4,206,554       2,968,678         650,023

Cost of service revenues                       4,462,344       4,995,161       3,690,843
Cost of software license revenues                228,000            --              --
                                            ------------    ------------    ------------
Total cost of revenues                         4,690,344       4,995,161       3,690,843
                                            ------------    ------------    ------------
Gross margin                                    (483,790)     (2,026,483)     (3,040,820)

Operating expenses:
  General and administrative                   3,948,684       4,338,374       3,677,834
  Selling and marketing                          873,775       2,084,941       4,586,823
  Research and development                       461,065         760,082         767,751
  Depreciation and amortization                1,658,886       1,555,626         940,995
  Provision for impairment of assets             855,117            --              --
  Non-cash expense related to the
    issuance of warrants                            --              --         7,488,000
                                            ------------    ------------    ------------
Total operating expenses                       7,797,527       8,739,023      17,461,403
                                            ------------    ------------    ------------
Operating loss                                (8,281,317)    (10,765,506)    (20,502,223)

Other income (expense), net:
  Interest income                                 81,799         355,262         687,724
  Interest expense                            (1,114,798)        (40,079)       (140,651)
  Equity in earnings (loss) of
    unconsolidated subsidiary                     (7,729)         7 ,676            --
  Loss on related party guarantees            (1,278,138)           --              --
  Other income (expense)                        (354,494)         36,941            (900)
                                            ------------    ------------    ------------
Total other income (expense), net             (2,673,360)        359,800         546,173

Loss before income taxes and cumulative
  effect of accounting change                (10,954,677)    (10,405,706)    (19,956,050)
Income taxes                                        --              --              --
                                            ------------    ------------    ------------

Net loss before cumulative effect of
  accounting change                          (10,954,677)    (10,405,706)    (19,956,050)
Cumulative effect of a change in
  accounting principle, net of taxes                --              --           (52,273)
                                            ------------    ------------    ------------
Net loss                                    $(10,954,677)   $(10,405,706)   $(20,008,323)
                                            ============    ============    ============
Net loss per common share before
  cumulative effect of accounting change-
  basic and diluted                         $      (0.53)   $      (0.58)   $      (1.35)
Cumulative effect of accounting change-
  basic and diluted                                 --              --              --
                                            ------------    ------------    ------------
Net loss per common share - basic and
  diluted                                   $      (0.53)   $      (0.58)   $      (1.35)
                                            ============    ============    ============
Weighted average common shares
  outstanding - basic and diluted             20,591,304      18,017,051      14,793,622
                                            ============    ============    ============

 See notes to consolidated financial statements.

                                 BILLSERV, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock         Additional                       Other             Total
                                        ---------------------     Paid - In       Accumulated   Comprehensive     Shareholders'
                                        Shares         Amount      Capital          Deficit        Income        Equity (Deficit)
                                       -----------    --------   -----------    -------------   -------------   -----------------
Balance at December 31, 1999           13,113,065     $13,113    $13,695,584    $ (5,767,354)     $   --          $  7,941,343

Exercise of warrants                    1,514,136       1,514      6,094,984            --            --             6,096,498
Exercise of stock options                   3,700           4         13,527            --            --                13,531
Issuance of common stock, net
    of issuance costs                     896,969         897      9,466,355            --            --             9,467,252
Value of common stock warrants
    granted in connection with
      issuance of common stock               --          --        7,488,000            --            --             7,488,000
Comprehensive loss:
    Unrealized gain on investments           --          --             --              --          13,109              13,109
    Net loss for the year ended
      December 31, 2000                      --          --             --       (20,008,323)         --           (20,008,323)
                                                                                                                ---------------
    Comprehensive loss                                                                                             (19,995,214)
                                       -----------    --------   -----------    -------------   -------------   ---------------

Balance at December 31, 2000           15,527,870      15,528     36,758,450     (25,775,677)       13,109          11,011,410

Exercise of stock options                   8,000           8         34,992            --            --                35,000
Issuance of common stock, net
    of issuance costs                   5,002,656       5,003      9,115,968            --            --             9,120,971
Comprehensive loss:

    Unrealized gain on investments           --          --             --              --         (13,109)            (13,109)
    Net loss for the year ended
       December 31, 2001                     --          --             --       (10,405,706)         --           (10,405,706)
                                                                                                                ---------------
    Comprehensive loss                                                                                             (10,418,815)
                                       -----------    --------   -----------    -------------   -------------   ---------------

Balance at December 31, 2001           20,538,526      20,539     45,909,410     (36,181,383)         --             9,748,566

Issuance of common stock                   65,273          65         63,170            --            --                63,235
Value of beneficial conversion
    feature granted in connection
     with issuance of debt                   --          --          538,461            --            --               538,461
Value of common stock warrants
    granted in connection with
      issuance of debt                       --          --          259,145            --            --               259,145
Comprehensive loss:
    Net loss for the year ended
       December 31, 2002                     --          --             --       (10,954,677)         --           (10,954,677)
                                       -----------    --------   -----------    -------------   -------------   ---------------
Balance at December 31, 2002           20,603,799     $20,604    $46,770,186    $(47,136,060)     $   --          $   (345,270)
                                       ===========    ========   ===========    =============   =============   ===============

See notes to consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               2002               2001                2000
                                                            -------------      -------------      -------------
Cash flows from operating activities:
Net loss                                                    $(10,954,677)      $(10,405,706)      $(20,008,323)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock warrants and convertible debt           797,606               --            7,488,000
Amortization of financing costs                                  237,649               --                   --
Depreciation and amortization                                  1,658,886          1,555,626            940,955
Loss on related party guarantees                               1,278,138               --                 --
Loss on impairment of assets                                     855,117               --                 --
Non-cash exchange of assets                                     (600,000)              --                 --
Loss on renegotiation of facilities leases                       478,653               --                 --
(Gain) loss on disposition                                        20,999            (36,070)              --
Equity in (earnings) loss of unconsolidated subsidiary             7,729             (7,676)              --
Cumulative effect of change in accounting principle                 --                 --               52,273
Changes in current assets and current liabilities:
  (Increase) decrease in accounts receivable                    (221,397)           344,860           (772,310)
  (Increase) decrease in related party notes receivable          162,154            121,584           (253,516)
  Decrease in prepaid expenses and other                           7,702            377,551              5,004
  Increase (decrease) in accounts payable and
     accrued expenses                                            893,818           (757,863)           735,458
  Increase (decrease) in deferred revenue                       (251,669)          (173,371)           768,727
                                                            -------------      -------------      -------------
Net cash used in operating activities                         (5,629,292)        (8,981,065)       (11,043,732)

Cash flows from investing activities:

Purchases of property and equipment                             (401,904)          (722,748)        (3,652,712)
Purchase of investments                                             --                 --           (7,864,759)
Proceeds from sales and maturities of investments                   --            2,028,680          5,863,048
Long-term deposits, net                                          255,503            218,641           (764,496)
Other investing activities                                         3,874              2,577               --
                                                            -------------      -------------      -------------
Net cash provided by (used in) investing activities             (142,527)         1,527,150         (6,418,919)

Cash flows from financing activities:
Proceeds from notes payable                                    2,145,000               --            1,500,000
Principal payments for notes payable                            (645,000)        (1,500,000)              --
Financing costs, net                                            (237,649)              --                 --
Principal payments for capital lease obligations                (148,228)          (181,328)          (512,231)
Exercise of warrants                                                --                 --            6,096,498
Cash pledged as collateral for related party obligations         706,967         (1,018,951)        (1,000,000)
Issuance of common stock, net of issuance costs                   63,235          9,155,971          9,480,783
                                                            -------------      -------------      -------------
Net cash provided by financing activities                      1,884,325          6,455,692         15,565,050
                                                            -------------      -------------      -------------

Net decrease in cash and cash equivalents                     (3,887,494)          (998,223)          (897,601)
Cash and cash equivalents, beginning of period                 4,173,599          5,171,822          7,069,423
                                                            -------------      -------------      -------------
Cash and cash equivalents, end of period                    $    286,105       $  4,173,599       $  5,171,822
                                                            =============      =============      =============
Supplemental information:
  Cash paid for interest                                    $     39,264       $     52,027       $    139,755

Non-cash investing and financing activities:
  Purchases of equipment under capital leases               $     70,483       $       --         $    278,080

See notes to consolidated financial statements.

                                 BILLSERV, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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

Basis of Presentation

The Company remained a development stage company through December 31, 2001, as recurring revenue related to EBPP activity had not reached a significant level. Based on revenue growth, the Company was no longer considered to be a development stage enterprise in 2002.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company's customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. Credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company recorded bad debt expense of $30,000, $21,000 and $10,000 for 2002, 2001 and 2000,
respectively, and recorded bad debt write-offs of $1,734 and $12,069 to its allowance for doubtful accounts in 2002 and 2001, respectively. There were no write-offs recorded to the allowance for doubtful accounts in 2000. At December 31, 2002 and 2001, the balance of the allowance for doubtful accounts was $47,197 and $18,931, respectively.

One billing customer accounted for approximately 16%, 23% and 40% of total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer developed an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows the customer to move from an outsourced offering with Billserv to an in-house offering. The resulting loss of transaction revenues was mitigated by fees generated from consulting services provided to this customer related to transitioning their EBPP capabilities to an in-house offering. In addition, the Company recognized $173,000 of non-recurring revenue in 2000 attributable to a single customer for which we are no longer providing services.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The Company's investments consist primarily of commercial paper, repurchase agreements and investment-grade corporate bonds. The Company classifies these investments as "available-for-sale," "trading" or "held-to-maturity" securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not had any investments classified as "trading" or "held-to-maturity" securities. Investments classified as "available-for-sale" securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity (See Note 2). Realized gains and losses on sales of available-for-sale securities are determined based on the amortized cost of such securities using the specific identification method.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Intangible Asset

The cost of the intangible asset is being amortized on a straight-line basis over a five-year period.

Revenue Recognition

Revenue consists of implementation fees, hosting and transaction fees, fees for consulting services and license revenue from the resale of third party software. The Company typically receives an up-front fee for the work involved in implementing the basic functionality required to provide electronic bill presentment and payment services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract, generally three to five years. Hosting and transaction fees are generated through the electronic presentment of bills, processing of bill payments, and handling of customer care interactions for billing customers and are recognized as revenue as the related services are provided. Consulting fees are earned for professional services provided to EBPP billers or vendors and are recognized as services are rendered. Revenue from the resale of software licenses is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

The cost of advertising is expensed as incurred. The Company incurred $6,000, $19,000 and $1,394,000 in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Operations

Foreign operations began in 2000, however the impact financially of expanding internationally is not material to the Company's financial position or results of operations as of December 31, 2002. Australia and Canada are the only foreign countries in which the Company is currently operating. The Company's Australia operations include a 50% interest in a corporate joint venture to provide EBPP services. The Company accounts for this investment under the equity method. At December 31, 2002, the investment in this joint venture was zero. The Company has no material additional contractual commitments to this joint venture and no dividends have been received from this joint venture. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.

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

Stock-Based Compensation

The Company applies the intrinsic value method in accounting for its stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. Had compensation expense been recorded based on the fair value at the grant date for 2002, 2001 and 2000 stock option grants, net loss and net loss per share would approximate the pro forma amounts below:

                                                2002              2001              2000
                                                ----              ----              ----
      Pro forma net loss                   $(12,539,041)     $(13,188,701)     $(23,778,759)

      Pro forma net loss per common
       share - basic and diluted           $    (0.61)       $    (0.73)       $    (1.61)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Net Loss Per Share

Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants and the convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Notes 10, 13 and 14 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which addresses the recognition and measurement of other intangible assets acquired outside of a business combination whether acquired individually or with a group of assets. In accordance with FAS 142, goodwill and certain intangible assets are no longer amortized, but are subject to at least an annual assessment of impairment. The Company adopted this statement on January 1, 2002. The provisions of FAS 142 did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 became effective for the Company in the first quarter of 2002. During the fourth quarter of 2002, the Company performed an impairment review because the uncertainty of the Company's ability to continue as a going concern due to decreased liquidity indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that customer relationship management software and document archival and retrieval software with a total carrying amount of $855,000 were no longer recoverable and recorded a non-cash charge of $855,000, which is included as a component of operating income in the accompanying consolidated statement of operations. Fair value was based on the expected future cash flows to be generated by these assets, which was zero because of the Company's inability to deploy and utilize the assets to provide revenue-generating services, due to the Company's limited resources and lack of liquidity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has included the disclosures herein as required.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company's consolidated financial statements, however, the Company has modified its disclosures as provided for in the new standard.

NOTE 2. Financial Instruments

There were no available-for-sale investments held at December 31, 2002. The following is a summary of available-for-sale investments at December 31, 2001:

                                    December 31, 2001
                        ---------------------------------------
                                          Gross
                        Amortized      unrealized        Fair
                          Cost            gains          value
                        ---------      ----------     ----------
Time deposits           $ 236,948        $  0         $ 236,948

The securities included in the table above with fair values totaling $236,948 at December 31, 2001 are classified as short-term investments restricted as collateral for capital leases in the accompanying consolidated balance sheets (see Note 8). All short-term investments mature within one year.

NOTE 3. Cumulative Effect of Accounting Change

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 requires the Company's revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. Prior to December 31, 1999, the Company recognized revenue generated from such up-front fees upon completion of an implementation project. The Company adopted SAB 101 as of January 1, 2000, and accordingly, changed its revenue recognition policy for up-front implementation fees. The cumulative effect of this accounting change totaled $52,273. This amount was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual service periods.

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

NOTE 5. Property and Equipment

The following is a summary of property and equipment at December 31, 2002 and 2001:

                                              December 31,     December 31,
                                                 2002             2001
                                             ------------    ------------
      Furniture and fixtures                 $ 1,069,687     $ 1,285,440
      Equipment                                3,201,484       2,983,164
      Software                                 1,612,707       1,613,759
      Leasehold improvements                      35,451         537,795
                                             ------------    ------------
                                               5,919,329       6,420,158
      Less: accumulated depreciation
          and amortization                    (3,747,539)     (2,718,953)
                                             ------------    ------------
      Total property and equipment, net      $ 2,171,790     $ 3,701,205
                                             ============    ============

For 2002, 2001 and 2000, the Company recorded $1,643,886, $1,540,626 and
$925,995, respectively, of depreciation expense related to fixed assets, including amortization expense related to capital leases. Amortization expense related to intangible assets in 2002, 2001 and 2000 was $15,000 each year.

NOTE 6. Other Assets

At December 31, 2001, other assets included a cash deposit of approximately $413,000 related to the lease for the Company's corporate headquarters.

NOTE 7. Accrued Expenses

Accrued expenses consist of the following balances:

                               December 31,  December 31,
                                           2002           2001
                                       -----------   -----------
        Accrued salaries                $185,178      $257,843
        Accrued vacation                  80,517       122,501
        Accrued property taxes            84,018        99,338
        ESPP withholdings                  6,710        40,745
        Other accrued expenses           351,318       143,773
                                       -----------   -----------
        Total                           $707,741      $664,200
                                       ===========   ===========

NOTE 8. Obligations Under Capital Leases

Property held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Property held under a capital lease is amortized on a straight-line basis over the estimated useful life of the assets. Amortization of property held under capital leases is included with depreciation expense. At December 31, 2002 and 2001, there was $70,483 and $498,946, respectively, of office and computer equipment held under capital leases. All of the Company's capital leases at December 31, 2001 were secured by certificates of deposit totaling approximately $237,000.

The following is a schedule of future minimum lease payments under capital leases for the year ending December 31, 2003, together with the present value of the minimum lease payments as of December 31, 2002:

           Year ending December 31,
           2003                                          $  32,534
           2004                                             21,062
           2005                                             19,307
                                                         ---------
           Total minimum lease payments                     72,903
           Less: amount representing interest               (2,420)
                                                         ---------
                                                            70,483
           Less: current portion                           (31,315)
                                                         ---------

           Obligations under capital leases              $  39,168
                                                         =========

NOTE 9. Operating Leases

In March 2000, the Company entered into a five-year operating lease for its corporate headquarters at a rate of $98,000 per month. The lease required an initial cash deposit of approximately $516,000. In May 2002, the lease agreement for the office space the Company utilizes for its headquarters and operations was amended. The amendment reduced the leased space to approximately 36,000 square feet and lowered the annual rent to approximately $677,000 from $1,175,000. In return, the Company surrendered its prepaid rent, which was included in other assets, to the lessor. Subsequent to December 31, 2002, the lessor terminated this amended lease for nonpayment of rent and executed a monthly lease with no renewal option for approximately 25,000 square feet with the Company. Including the write-off of affected leasehold improvements, the Company recognized total charges related to these lease amendments of $686,000 for the year ended December 31, 2002. Additionally, the Company leases office equipment under non-cancelable operating leases. Rental expense under operating leases for the year ended December 31, 2002, 2001 and 2000, was $998,000, $1,245,000 and $681,000, respectively. Future minimum lease payments required under operating leases, by year and in the aggregate, consist of the following at December 31, 2002:

                           Year ending December 31,

                                    2003                       $ 214,407
                                    2004                           9,382
                                    2005                           1,940
                                                               ---------
                           Total minimum lease payments        $ 225,729
                                                               =========

NOTE 10. Debt

Line of Credit

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

Convertible Debt

On July 24, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note and a four-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus may convert the convertible note, which bears interest at 7% annually, at any time into shares of the Company's common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement.

The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock is used to pay the note, the conversion price will be the lesser of (i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date the Company gives notice of payment. Accrued interest and one-ninth of the principal is due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. If the required principal payment is made in cash, the principal amount paid will be 105% of the amount due. The Company granted Laurus a security interest in all of its assets. Currently, the Company has not made any principal payments to Laurus and is in default under the note. A penalty of 120% of the outstanding principal amount, or $300,000, has been assessed to the Company for being in default, and is included in the balance of short-term borrowings on the Company's balance sheet at December 31, 2002.

The Company recorded a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which was being charged to interest expense over the term of the convertible note using the effective yield method. Upon the Company's default under the note during the fourth quarter of 2002, the remaining balance of the discount was charged to interest expense. Furthermore, the Company recorded an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which was charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which the note is convertible, or 1,923,077 shares based on the fixed conversion price of $0.78 per common share. The resulting effective conversion price of $0.65 per common share was then compared to the fair value of the Company's stock, which was $0.93 per common share on the issuance date. The difference of $0.28 per common share between the fair value of the stock and the effective conversion price was then multiplied by 1,009,586, which was the number of shares the note was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. The agreement stipulates that Laurus may not convert that amount of the note that would result in beneficial ownership of more than 4.9% of the outstanding common shares of the Company on the date of conversion. The conversion limitation becomes null and void upon an event of default under the note and may be raised if the Company chooses to redeem the outstanding principal amount of the note in cash and Laurus elects to convert the note instead. The limitation may also be raised if the Company were to issue additional common shares for any reason, thus increasing the number of outstanding shares. Due to the Company's default under the note during the fourth quarter of 2002, the 4.9% limitation became null and void and additional interest expense of approximately $256,000 was recognized at a rate of $0.28 per common share for the 913,491 additional shares that the note became convertible into upon default.

During 2002, the Company capitalized $238,000 in financing costs related to the issuance of the Laurus debt that were being charged to interest expense over the term of the convertible note using the effective yield method. Upon default under the note in the fourth quarter of 2002, the remaining unamortized balance was charged to interest expense.

The Company agreed to file with the Securities and Exchange Commission, and have declared effective by November 25, 2002, a registration statement registering the resale of the shares of the Company's common stock issuable upon conversion or payment of the note and exercise of the warrant. Currently, the Company has filed a registration statement but it has not yet been declared effective.

NOTE 11. Related Party Transactions and Guarantees

From time to time, the Company has made loans to certain officers of the Company. These amounts are included in Related Party Notes Receivable. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) was $162,000 during 2002 and $230,000 during 2001 and 2000.

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

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of three officers and an ex-officer of the Company. These funds are classified as cash pledged as collateral for related party obligations on the Company's balance sheets at December 31, 2002 and 2001. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The institutional lenders holding the funds as collateral are disputing this claim, solely relying upon the strict interpretation of the loan guarantee agreements. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes and was denied. Subsequent to December 31, 2002, the lenders applied the pledged funds being held to satisfy the outstanding balances of the loans. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's balance sheet at December 31, 2002. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

NOTE 12. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                 2002              2001
                                             ------------     -------------
       Deferred Tax Assets:
       --------------------
       Warrant expense                       $  3,166,992     $  2,713,006
       Deferred revenue                           136,326          221,894
       Start-up and organizational costs           90,632          167,042
       Accrued expenses                            36,481           42,748
       Research credit                             38,153           38,153
       Amortization                                12,325            8,925
       Allowance for doubtful accounts             16,047            6,437
       Trademark cost                                 583              636
       Other                                        2,729            2,710
       Impairment of assets                       290,740             --
       Loss on related party guarantees           434,567             --
       Net operating loss                      11,818,879        9,195,720
                                             ------------     -------------
                                               16,044,454       12,397,271
       Valuation allowance                    (15,921,467)     (12,221,101)
                                             ------------     -------------
       Total Deferred Tax Asset                   122,987          176,170

       Deferred Tax Liabilities:
       -------------------------
       Depreciation                                30,835          104,773
       Prepaid expenses                            85,352           61,987
       Equity in earnings of investee                --              2,610
       Other                                        6,800            6,800
                                             ------------     -------------
       Total Deferred Tax Liabilities             122,987          176,170
                                             ------------     -------------
       Net Deferred Tax Asset (Liability)    $       --       $       --
                                             ============     =============

For the years ended December 31, 2002, 2001 and 2000, the Company generated net operating losses for tax purposes of approximately $7.7 million, $10.6 million, and $12.0 million, respectively. The losses for the years ended December 31, 2002, 2001 and 2000 expire in 2023, 2022 and 2021, respectively. The Company also has a research and development credit of approximately $38,000 that expires in 2015. Legislation regarding the research and development tax credit extended that utilization period. However, use of the credit is suspended during certain periods. The Company intends to utilize the research and development credit during the applicable periods. For financial reporting purposes, a valuation allowance of approximately $15.9 million has been recognized to offset the deferred tax assets related to various temporary differences at December 31, 2002.

For the period from inception (July 30, 1998) through December 31, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $34.8 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                           2002             2001            2000
                                        ------------    ------------    ------------
    Tax at US statutory rate -- 34%     $(3,724,590)    $(3,537,940)    $(6,802,830)
    Valuation allowance                   3,700,366       3,421,050       6,809,538
    Permanent and other differences          24,224         116,890          31,445
    Research credit                            --              --           (38,153)
                                        ------------    ------------    ------------
    Income tax expense                  $      --       $      --       $      --
                                        ============    ============    ============

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

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders in 1999. Under the Director Plan, which is administered by a committee of no less than two board members and two disinterested persons, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company has reserved 1,000,000 shares of its common stock for issuance pursuant to the Director Plan.

In May 2002, the Company tendered an offer to employees and non-employee directors to cancel certain outstanding stock options under a stock option exchange program. In return for voluntarily canceling certain stock options, employees and non-employee directors were granted an equal number of stock options promptly after six months and one day from the cancellation date. The exercise price of the new options granted was equal to the fair market value of the Company's common stock on the grant date. The program is not expected to result in any additional compensation expense or variable plan accounting. In connection with this offer, 754,925 options were canceled on June 11, 2002 and 513,150 options were granted on December 13, 2002 at an exercise price of $0.26 per share.

Activity under the Employee Plan and Director Plan for the three years in the period ended December 31, 2002 is as follows:


                                                               Weighted Average
                                          Number Of Shares     Exercise Price
                                          ----------------     ----------------
        Outstanding, December 31, 1999         1,064,300            $3.86
           Granted                             2,075,075             5.56
           Cancelled                            (236,500)            5.42
           Exercised                              (3,700)            3.66
                                          ---------------
        Outstanding, December 31, 2000         2,899,175             4.95
           Granted                             2,045,162             0.97
           Cancelled                            (646,032)            4.67
           Exercised                              (8,000)            4.38
                                          ---------------
        Outstanding, December 31, 2001         4,290,305             3.10
           Granted                             3,104,250             0.23
           Cancelled                          (1,632,906)            5.09
           Exercised                                --               --
                                          ---------------
        Outstanding, December 31, 2002         5,761,649            $0.99
                                          ===============

There was an aggregate of 179,617 and 1,197,995 options to purchase the Company's common stock available for future grants under the Employee and Director Plans at December 31, 2002 and 2001, respectively. Exercisable stock options amounted to 1,604,492 at a weighted average price of $2.33 and 1,089,059 at a weighted average price of $4.62 at December 31, 2002 and 2001, respectively.

Summarized information about stock options outstanding at December 31, 2002 is as follows:

                                               Options Outstanding                 Options Exercisable
                                      -----------------------------------     -----------------------------
                                      Weighted Average       Weighted                          Weighted
Range of Exercise       Options          Remaining           Average           Number of        Average
   Prices             Outstanding     Contractual Life     Exercise Price       Options      Exercise Price
-----------------    ------------     ----------------     --------------     ----------     --------------
 $0.18 - $0.52          2,945,750          9.99                 $0.20             --              --
 $0.81 - $1.02          1,514,200          8.85                 $0.86           536,539         $0.86
 $1.55 - $2.09            723,898          8.05                 $2.03           507,852         $2.04
 $2.75 - $3.81            393,267          6.19                 $2.83           389,567         $2.83
 $4.13 - $11.25           184,534          6.73                 $6.73           170,534         $6.65
                     ------------                                             ----------
                        5,761,649          9.08                 $0.99         1,604,492         $2.33
                     ============                                             ==========

The weighted average fair value of stock options at date of grant was $0.17, $0.73 and $4.20 per option for options granted during fiscal years 2002, 2001, and 2000, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                  2002      2001       2000
                                                  ----      ----       ----

                Dividend yield                    None      None       None
                Expected volatility                128%      119%       118%
                Risk-free interest rate           1.80%     3.40%      5.22%
                Expected life                     3.74      3.95       3.98

Employee Stock Purchase Plan

The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company's common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 799,685 shares at December 31, 2002. The first offering period under the ESPP began January 1, 2000. A total of 65,273, 117,194 and 17,848 shares were issued under the ESPP in 2002, 2001 and 2000, respectively, at prices ranging from $0.92 per share to $6.56 per share.

401(k) Plan

In May 1999, the Company adopted a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during fiscal 2002, 2001 or 2000.

NOTE 14. Stock Warrants

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

In connection with the CheckFree investment (see Note 4), the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into the extended biller service provider agreement and investing $10.0 million. The Company recorded $7,488,000 of expense and a corresponding credit to additional paid-in capital related to the estimated fair value of 1.3 million of these warrants, which were issued as consideration for entering into the extended biller service provider agreement. Under this agreement, which expires in February 2005, CheckFree provides the Company with electronic bill presentment services for volume-based fees. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. Also, CheckFree has the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. Assuming certain of these warrants vest, the Company will record a charge for the fair value of the warrants based on a Black Scholes valuation, which will take into consideration the market value of the Company's stock, the strike price of the warrants, the volatility of the Company's stock price and the applicable risk-free interest rate at the measurement date. As of December 31, 2002, none of these incentive warrants have vested.

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

In connection with the July 2002 convertible debt issuance (see Note 10), the Company issued a warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. The warrant is immediately exercisable and has a term of four years. Using the fair value-based method of accounting, the Company recorded $259,000 of expense and a corresponding credit to paid-in-capital during 2002 related to the issuance of this warrant.

At December 31, 2002, the outstanding vested warrants to purchase common stock are as follows:

        Shares of Common      Exercise     Aggregate Exercise     Expiration
             Stock             Price             Price               Date
        -------------------------------------------------------------------
                41,237        $ 6.06         $    250,000        08/05/2004
                   250          3.25                  813        10/14/2004
                   280          8.00                2,240        12/15/2004
                 8,890          7.41               65,875        12/20/2004
                 3,500          7.31               25,585        12/22/2004
             2,179,121         11.38           24,798,397        06/02/2010
             2,000,000          1.80            3,600,000        11/27/2006
               150,000           0.936            140,400        07/24/2006
                50,000           0.975             48,750        07/24/2006
               100,000          1.17              117,000        07/24/2006
             ---------                       ------------
             4,533,278                       $ 29,049,060
             =========                       ============

NOTE 15. Common Stock Listing

Billserv common stock began trading on the OTC BB operated by the National Association of Securities Dealers ("NASD") on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. The Company filed its initial filing on Form 10 with the SEC on June 10, 1999 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTC BB's phase-in schedule for the new eligibility rules, the listing on the OTC BB was terminated. The Company's common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and the stock was relisted and traded on the OTC BB through March 13, 2000 at which time the stock was approved for trading on the NASDAQ Small Cap Market. Subsequently the stock was approved for trading on the NASDAQ National Market on July 31, 2000, under the symbol "BLLS". On February 4, 2003, the Nasdaq National Market ("NNM") delisted the Company's common stock because the Company did not meet the requirements for continued listing on the NNM. The Company's common shares were immediately eligible for quotation on the OTC BB effective at open of business February 4, 2003. The Company kept the letters BLLS as its ticker symbol.

NOTE 16. Nonmonetary Transactions

During 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its Application Service Provider ("ASP") payment gateway technology to certain third party software vendors to be used as an original equipment manufacturer ("OEM") component of their product offering in exchange for software products from those vendors. The Company accounted for these transactions in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". These exchanges were determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the products received by the Company were expected to be deployed and utilized as productive assets. The Company recognized revenue related to these transactions at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the assets transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized

$300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company capitalized the software received at the time of acquisition and subsequently recognized a loss on impairment of these assets which took the carrying amount of these assets to zero (see Note 1).

NOTE 17. Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2002 and 2001 is presented below.

                                                            2002
                              ----------------------------------------------------------------
                                   First          Second           Third           Fourth
                              ----------------------------------------------------------------
Revenue                       $  1,129,672     $  1,342,413     $    827,736     $    906,733
Gross margin                       (75,424)        (109,647)        (274,711)         (24,008)
Net loss                      $ (1,892,630)    $ (2,149,182)    $ (2,275,705)    $ (4,637,160)
Net loss per common share-
  basic and diluted (a)       $      (0.09)    $      (0.10)    $      (0.11)    $      (0.23)
Weighted average shares         20,577,813       20,581,126       20,602,074       20,603,799

                                                           2001
                              ----------------------------------------------------------------
                                   First          Second           Third           Fourth
                              ----------------------------------------------------------------
Revenue                       $    509,409     $    690,062     $    831,893     $    937,314
Gross margin                      (722,907)        (536,188)        (474,507)        (292,881)
Net loss                      $ (3,234,305)    $ (2,576,973)    $ (2,478,390)    $ (2,116,038)
Net loss per common share-
  basic and diluted (a)       $      (0.21)    $      (0.14)    $      (0.13)    $      (0.11)
Weighted average shares         15,697,051       18,490,631       18,535,923       19,299,313

      (a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per common share.

NOTE 18. Going Concern

The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 (see Note 10) and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans (see Note 11) after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced expenditures for operating requirements, including a reduction of 36 employees in its workforce in November 2002, and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The satisfactory completion of a sale or additional investment in the Company is essential or the Company has no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this Report in that we will file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 29, 2003, or as soon as practicable thereafter, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated in this Item 10, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears therein under the captions "Item 1: Election of Directors," "Information Concerning Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated in this Item 11, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated in this Item 12, by reference, that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which appears under the caption "Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

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

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.4 Form of Employment Agreement dated May 31, 2001, between the Company and Executive Officers of the Company (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1,
      2002)

21.1 Subsidiaries of the Registrant (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1, 2002)

23.1  Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

                                        Billserv, Inc.

                                        By: /s/ Michael R. Long
                                           -------------------------------------
                                           Michael R. Long
                                           Chairman of the Board and
                                             Chief Executive Officer

Date: April 15, 2003

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

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

                                        By: /s/ Peter G. Kirby
                                           -------------------------------------
                                           Peter G. Kirby
                                           Director

                                 CERTIFICATIONS

I, Michael R. Long, certify that:

1. I have reviewed this annual report on Form 10-K of Billserv, Inc.;

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

Date: April 15, 2003                    /s/ Michael R. Long
                                        ----------------------------------------
                                        Michael R. Long
                                        Chief Executive Officer

I, Terri A. Hunter, certify that:

1. I have reviewed this annual report on Form 10-K of Billserv, Inc.;

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

Date: April 15, 2003                    /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Chief Financial Officer

                                                                    EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 333-59042, 333-64508 and 333-75906) of Billserv, Inc.; (Form S-8
Nos. 333-30962 and 333-82530) pertaining to the 1999 Employee Comprehensive Stock Plan of Billserv, Inc.; (Form S-8 No. 333-30960) pertaining to the 1999 Non-Employee Director Plan of Billserv, Inc.; and (Form S-8 No. 333-30958) pertaining to the Employee Stock Purchase Plan of Billserv, Inc. of our report dated April 1, 2003 with respect to the consolidated financial statements of Billserv, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                                        /s/ Ernst & Young LLP
                                        ----------------------------------------
                                        Ernst & Young LLP

San Antonio, Texas
April 14, 2003

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Billserv, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Michael R. Long, Chief Executive Officer, and Terri A. Hunter, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003                    /s/ Michael R. Long
                                        ----------------------------------------
                                        Michael R. Long
                                        Chief Executive Officer


Date: April 15, 2003                    /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Chief Financial Officer