Form 10-Q
period 2003-03-31
BILLSERV INC
filed 2003-05-14
CIK 1088034

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

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

At May 1, 2003, 20,722,656 shares of the registrant's common stock, $.001 par value, were outstanding.

================================================================================

                                 BILLSERV, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of March 31, 2003
          and December 31, 2002 .........................................      3

        Consolidated Statements of Operations for the three months
          ended March 31, 2003 and 2002 .................................      4

        Consolidated Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002 .................................      5

        Notes to Consolidated Financial Statements ......................      6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................      8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......     12

Item 4. Controls and Procedures .........................................     12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................     13

Signature ...............................................................     14

Certifications ..........................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2003    December 31, 2002
                                                                   --------------    -----------------
                                                                     (Unaudited)          (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                     $    166,749       $    286,105
      Cash pledged as collateral for related party obligations                --          1,311,984
      Accounts receivable, net                                           727,667            659,074
      Prepaid expenses and other                                         162,288            257,810
                                                                    ------------       ------------
Total current assets                                                   1,056,704          2,514,973

   Property and equipment, net                                         1,853,034          2,171,790
   Intangible asset, net                                                  18,750             22,500
                                                                    ------------       ------------
Total assets                                                        $  2,928,488       $  4,709,263
                                                                    ============       ============

Liabilities and stockholders' equity (deficit):
   Current liabilities:
      Accounts payable                                              $  1,150,009       $    797,211
      Accrued expenses and other current liabilities                     639,289            707,741
      Payable under related party guarantees                                  --          1,278,138
      Current portion of obligations under capital leases                 31,315             31,315
      Current portion of deferred revenue                                335,527            309,492
      Short-term borrowings                                            1,800,000          1,800,000
                                                                    ------------       ------------
Total current liabilities                                              3,956,140          4,923,897

Obligations under capital leases, less current portion                    39,168             39,168
Deferred revenue, less current portion                                    57,448             91,468

Stockholders' equity:
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,722,656 issued and outstanding at
     March 31, 2003, 20,603,799 issued and outstanding at
     December 31, 2002                                                    20,723             20,604
   Additional paid-in capital                                         46,793,027         46,770,186
   Accumulated deficit                                               (47,938,018)       (47,136,060)
                                                                    ------------       ------------
Total stockholders' equity (deficit)                                  (1,124,268)          (345,270)
                                                                    ------------       ------------
Total liabilities and stockholders' equity (deficit)                $  2,928,488       $  4,709,263
                                                                    ============       ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Revenues                                         $    903,739      $  1,129,672

Cost of revenues                                      717,041         1,205,096
                                                 ------------      ------------

Gross margin                                          186,698           (75,424)

Operating expenses:
   General and administrative                         554,524           964,693
   Selling and marketing                               25,811           322,587
   Research and development                            39,550           138,675
   Depreciation and amortization                      322,506           424,000
                                                 ------------      ------------
Total operating expenses                              942,391         1,849,955
                                                 ------------      ------------

Operating loss                                       (755,693)       (1,925,379)

Other income (expense), net:
   Interest income                                      4,168            35,977
   Interest expense                                   (44,393)           (5,622)
   Equity in earnings of
     unconsolidated subsidiary                             --             2,180
   Other income (expense)                              (6,040)              214
                                                 ------------      ------------
Total other income, net                               (46,265)           32,749
                                                 ------------      ------------

Loss before income taxes                             (801,958)       (1,892,630)

Income taxes                                               --                --
                                                 ------------      ------------

Net loss                                         $   (801,958)     $ (1,892,630)
                                                 ============      ============

Net loss per common share - basic and
   diluted                                       $      (0.04)     $      (0.09)

Weighted average common shares
   outstanding - basic and diluted                 20,686,189        20,577,813

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
  Net loss                                                   $  (801,958)   $(1,892,630)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                322,506        424,000
    Equity in earnings of unconsolidated subsidiary                   --         (2,180)
  Changes in current assets and current liabilities:
    Increase in accounts receivable                              (68,593)       (48,723)
    Decrease in related party notes receivables                       --        134,605
    (Increase) decrease in prepaid expenses and other             95,522        (83,239)
    Increase in accounts payable, accrued expenses
      and other current liabilities                              284,346        126,815
    Decrease in deferred revenue                                  (7,985)      (181,994)
                                                             -----------    -----------

  Net cash used in operating activities                         (176,162)    (1,523,346)

Cash flows from investing activities:
  Purchases of property and equipment                                 --       (658,045)
  Other investing activities                                          --         (6,126)
                                                             -----------    -----------

  Net cash used in investing activities                               --       (664,171)

Cash flows from financing activities:
  Cash pledged as collateral for related party
    obligations                                                1,311,984        104,157
  Payments for related party obligations                      (1,278,138)            --
  Proceeds from notes payable                                         --        300,000
  Principal payments for capital lease obligations                    --        (49,684)
  Issuance of common stock, net of issuance costs                 22,960         39,145
                                                             -----------    -----------

  Net cash provided by financing activities                       56,806        393,618
                                                             -----------    -----------

Net decrease in cash and cash equivalents                       (119,356)    (1,793,899)

Cash and cash equivalents, beginning of period                   286,105      4,173,599
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $   166,749    $ 2,379,700
                                                             ===========    ===========

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Billserv, Inc. (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. In prior fiscal years, the Company had been in the development stage, but is no longer considered to be a development stage company.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note 2. Stock-Based Compensation

The Company applies the intrinsic value method under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based employee compensation.

                                                                               Three Months Ended March 31,
                                                                                  2003             2002
                                                                                  ----             ----
Net loss, as reported                                                         $  (801,958)     $ (1,892,630)

Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects        (190,974)         (637,019)
                                                                              -----------      ------------

Pro forma net loss                                                               (992,932)       (2,529,649)
                                                                              ===========      ============

Net loss per common share - basic and diluted, as reported                    $     (0.04)     $      (0.09)

Net loss per common share - basic and diluted, pro forma                      $     (0.05)     $      (0.12)

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Note 3. Related Party Transactions

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the fourth quarter of 2002, the Company recognized a loss of $1,278,000 and recorded a corresponding payable related to the probable loss. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Note 4. Going Concern

The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans (see Note 3) after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced expenditures for operating requirements, including a reduction of 36 employees in its workforce in November 2002, and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company or its primary assets. The satisfactory completion of a sale or additional investment in the Company is essential or the Company has no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Note 5. Subsequent Events

On April 16, 2003, CyberStarts, Inc., a financial services technology holding company, signed a letter of intent to acquire certain assets of the Company. Under the agreement, CyberStarts will pay $4.8 million to purchase certain Billserv assets. The acquisition is subject to the negotiation and execution of definitive agreements, and approval by Billserv's shareholders. Currently, the assets to be purchased represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The assets to be sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue, therefore, in the event the purchase transaction is consummated, the Company will cease its primary operations and continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments presence. During the quarters ended March 31, 2003 and 2002, these remaining operations that are expected to continue provided revenue of $24,000 and $15,000, respectively.

In March 2003, the Company's amended five-year operating lease for its corporate headquarters was terminated by the lessor for nonpayment of rent. Subsequently, the lessor executed a monthly lease with no renewal option for approximately 25,000 square feet with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All references to "we," "us" or "our" in this Form 10-Q mean Billserv, Inc. ("Billserv" or the "Company").

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

Since inception, we have incurred operating losses each quarter, and as of March 31, 2003, we have an accumulated deficit of $47.9 million. The Company expects to continue to incur losses for the foreseeable future as efforts to achieve profitability continue. We believe that our success will depend in large part on our ability to (a) drive the consumer adoption rate of EBPP, (b) continue to add quality billers to our client base, (c) meet evolving customer requirements and
(d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on activities that serve to encourage EBPP adoption by consumers and billers in order to increase revenue. Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. The components of our service offering, all of which are currently available to customers and have generated revenue to date, include:

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

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Billserv also became a licensed reseller of CheckFree's e-billing software in Australia during 2002. Revenues by type for the three months ended March 31, 2003 and 2002 are as follows:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      2003               2002
                                                   ----------         ----------
Service revenues:
Implementation revenues                            $   51,419         $  100,680

Transaction revenues                                  583,237            468,202

Consulting revenues                                   269,083            560,790
                                                   ----------         ----------
  Total revenues                                   $  903,739         $1,129,672
                                                   ==========         ==========

Revenues for the quarter ended March 31, 2003 decreased 20% to $903,739 from $1,129,672 for the quarter ended March 31, 2002. The decrease from the prior year quarter was primarily attributable to a decrease in consulting revenues, which includes revenue from the licensing of the Company's gateway technology. The decrease in consulting revenues was partially offset by the increase in transaction fee revenue, which grew due to an increase in the number of implemented billers and volume of transactions. As of March 31, 2003, we had 128 billers under contract who were in various stages of development, including 118 billers that were in full production or pilot stages, as compared to 92 billers in full production or pilot stages at March 31, 2002.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $717,041 and $1,205,096 for the quarters ended March 31, 2003 and 2002, respectively. The decrease is primarily the result of lower salary and benefit costs due to the reduction of personnel during 2002.

General and administrative expenses decreased to $554,524 for the quarter ended March 31, 2003, from $964,693 for the first quarter of 2002. The decrease in such expenses from the prior year quarter is principally due to lower salary and benefit costs due to the reduction of personnel during 2002, which contributed 43% to the decrease, and lower rental expenses under the Company's amended lease agreement, which contributed 34% to the decrease.

Selling and marketing expenses decreased to $25,811 for the quarter ended March 31, 2003, from $322,587 for the first quarter of 2002. The decrease from the prior year quarter was primarily the result of reductions in our direct sales staff, which contributed 89% to the decrease from the prior year quarter, as well as lower related travel expenses, which contributed 5% to the decrease from the prior year quarter. As we have increased our focus on using strategic partners to provide sales opportunities related to the deployment and use of our EBPP services, we have experienced a significant decrease in the amount of expenses related to our direct sales channel.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer applications, and integration of third-party applications. These expenses decreased 71% in the first quarter of 2003 from the prior year quarter due to a focus on our core competencies in order to implement and service existing products.

Depreciation and amortization decreased to $322,506 for the quarter ended March 31, 2003, as compared to $424,000 for the first quarter of 2002. This decrease was due to lower depreciation related to certain assets that became fully depreciated during 2002. We did not purchase any property and equipment during the quarter ended March 31, 2003 and do not anticipate making any significant capital expenditures over the remaining nine months of 2003.

Net other expense was $46,265 for the quarter ended March 31, 2003, compared to net other income of $32,749 for the first quarter of 2002. This change is primarily attributable to higher interest expense related to the convertible debt issued in the third quarter of 2002 and lower interest income earned in 2003 as a result of lower invested balances.

Net loss improved to $801,958 for the quarter ended March 31, 2003, from $1,892,630 for the first quarter of 2002 primarily as a result of the overall decrease in total operating expenses from the prior year quarter.

Liquidity and Capital Resources

At March 31, 2003, the Company's principal source of liquidity consisted of $167,000 of cash and cash equivalents, compared to $286,000 of cash and cash equivalents at December 31, 2002. The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company or its primary assets. The satisfactory completion of a sale or additional investment in the Company is essential or the Company has no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

On April 16, 2003, CyberStarts, Inc., a financial services technology holding company, signed a letter of intent to acquire certain assets of the Company. Under the agreement, CyberStarts will pay $4.8 million to purchase certain Billserv assets. The acquisition is subject to the negotiation and execution of definitive agreements, and approval by Billserv's shareholders. Currently, the assets to be purchased represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The assets to be sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue, therefore, in the event the purchase transaction is approved and consummated, the Company will cease its primary operations and continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments presence. During the quarters ended March 31, 2003 and 2002, these remaining operations that are expected to continue provided revenue of $24,000 and $15,000, respectively. In the event that the purchase transaction is consummated, the Company believes that its remaining cash after payment of existing liabilities along with anticipated future revenues may be insufficient for it to continue as a going concern.

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $176,000 and $1.5 million for the quarters ended March 31, 2003 and 2002, respectively. The Company plans to focus on expending its resources prudently given its current state of liquidity and does not expect to achieve positive cash flow from operations for 2003 as a result of lower than anticipated revenue growth.

There were no investing activities for the quarter ended March 31, 2003 due to the Company's current state of liquidity. We do not anticipate making any significant capital expenditures during the remaining nine months of 2003. Net cash used in investing activities was $664,000 for the quarter ended March 31, 2002 and primarily reflected capital expenditures for computer equipment and software, which amounted to approximately $658,000 in the first three months of 2002.

Net cash provided by financing activities was $57,000 for the quarter ended March 31, 2003 and included a net return of $34,000 under the Company's guarantees of related party obligations. Net cash provided by financing activities of $394,000 for the quarter ended March 31, 2002 included a $300,000 draw under the Company's line of credit.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2002 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

(b) Reports on Form 8-K:

            On March 18, 2003, the Company filed a report on Form 8-K regarding the resignation of three Directors of the Company.

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

Date: May 14, 2003

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

Date: May 14, 2003                                   /s/ Michael R. Long
                                                     ---------------------------
                                                     Michael R. Long
                                                     Chief Executive Officer

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

Date: May 14, 2003                                   /s/ Terri A. Hunter
                                                     ---------------------------
                                                     Terri A. Hunter
                                                     Chief Financial Officer