Form 10-K/A
period 2001-12-31
BILLSERV INC
filed 2003-06-30
CIK 1088034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      |X| AMENDMENT NO. 2 TO Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                 Billserv, Inc.

                                   FORM 10-K/A
                      For the Year Ended December 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business ............................................................ 3

Item 2.  Properties ..........................................................12

Item 3.  Legal Proceedings ...................................................12
Item 4.  Submission of Matters to a Vote of Security Holders .................12

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters .............................................................13
Item 6.  Selected Financial Data .............................................14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........25
Item 8.  Financial Statements and Supplementary Data .........................26
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ................................................45

                                 PART III

Item 10. Directors and Executive Officers of the Registrant ..................46
Item 11. Executive Compensation ..............................................46
Item 12. Security Ownership of Certain Beneficial Owners and Management ......46
Item 13. Certain Relationships and Related Transactions ......................46
Item 14. Controls and Procedures .............................................47

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K ............................................................48

Signatures ...................................................................49
Certifications ...............................................................50

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

This Amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, is being filed to amend Items 1, 7 and 8 to provide certain additional disclosures to and clarification of the description of the Company's business, the discussion and analysis of the Company's financial condition and results of operations, and the footnotes to the Company's financial statements. There were no adjustments made to the previously reported results of operations or financial position of the Company for any of the periods presented.

                                     PART I

ITEM 1. BUSINESS

All references to "we," "us," "our," "Billserv" or the "Company" in this Annual Report on Form 10-K/A mean Billserv, Inc. and its consolidated subsidiaries. All references to "billers", "billing customers" or "customers" in this Annual Report on Form 10-K/A mean the companies that have contracted with us to receive services from us. All references to "consumers" in this Annual Report on Form 10-K/A mean the persons that are receiving bills from companies, including the companies that are billing customers of Billserv.

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

We currently market our services through a direct sales force and through organizations that resell our services to their customers and prospects. As of December 31, 2001, we have signed 101 billers who generate approximately 1.3 billion paper-based bills annually (or approximately 7% of the total annual bills produced in the United States). Of these billers, 84 are in a full production environment which means that the electronic billing services being provided are available to their target consumers and 17 are in various stages of implementation which means that the electronic billing product is still being developed and is not yet ready for general release to the billers' consumers. For the years ended 2001 and 2000, Billserv processed approximately 2,045,000 and 448,000 transactions, respectively, for its billing customers. We processed our first transactions for billing customers during the fourth quarter of 1999 so the number of transactions processed in 1999 was insignificant. Billserv's customers include companies operating in the insurance, student loan financing, energy, waste management, telecommunications and cable industries. The Company was founded in July 1998 and is incorporated in the State of Nevada. Billserv operates primarily in the United States as a single operating segment, although it also operates in Australia and Canada on a limited basis. Foreign operations began in 2000; however, the impact financially of expanding internationally is not significant as of December 31, 2001.

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

In addition, if companies want to be able to provide their consumers with wider access to their bills, they must make arrangements with multiple EBPP aggregators, such as CheckFree, Spectrum, Mastercard RPPS, Paytrust and Metavante, or front ends, such as Internet portals or financial institutions' Web sites that present bills to consumers in a consolidated manner, and manage those multiple relationships on an ongoing basis. EBPP aggregators are companies that have access to Web sites that function as portals to allow multiple bills generated by different billers to be delivered to and/or paid by consumers that access these sites. Such aggregators enhance the convenience of payment and management of e-bills via the Internet for consumers by giving them access to multiple bills at one secure site versus having to visit multiple biller-specific Web sites to view or pay each individual bill. Many companies lack the resources, expertise and/or inclination to develop, implement and manage their own EBPP offering in a cost-effective manner. These issues are compounded by the current state of the EBPP industry, which can be characterized by rapid technological change, disparate standards and competing business models.

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

Expand and Leverage Strategic Relationships and Partnerships

An important element of the Company's strategy is to strengthen and expand its relationships with strategic allies and partners to increase the market awareness, demand and acceptance of EBPP and value of Billserv's services. We have formed strategic relationships and partnerships with key technology providers and companies serving the EBPP industry to enable us to offer a high quality of service to our customers. Our key partners include:

o Technology providers, such as International Business Machines Corporation ("IBM"), CheckFree i-Solutions and ACI Worldwide, that provide various hardware and software components of our service offering. We have a sales referral agreement with IBM that provides for commissions based on sales leads referred to us and we utilize IBM servers and software in our system infrastructure. We have an electronic billing services agreement with CheckFree licensing us to use their CheckFree i-Solutions software and are also a certified reseller of this software in Australia. CheckFree also owns approximately 5% of the Company and holds warrants to purchase additional shares of the Company's common stock. We have a license agreement with ACI for the use of their software and a referral agent agreement with ACI qualifying them as an authorized agent to earn commissions based on referring billers to us.
o Billing distribution partners, or aggregators, that provide the ability to distribute electronic bills to various Internet sites where consumers can receive, view, pay and manage bills as well as provide electronic payments and remittance information back to our billing customers. We have multi-year distribution agreements with all major EBPP aggregators including CheckFree, Spectrum, MasterCard RPPS, Paytrust and Metavante that call for us to pay volume-based fees to the aggregators for bills delivered through the aggregators' networks. The terms of the distribution agreements vary from 2 years to 5 years. The aggregators help us to generate revenue by allowing us to provide our billing customers with access to a greater number of Web sites from which their consumers can view, pay and manage their bills, thus making our services more attractive and beneficial to billing customers. We charge our billing customers a transaction fee for bills delivered to their consumers through these aggregators.
o Payment processing partners, such as Bank One and Paymentech, Inc., that allow us access to the ACH and credit card clearing network, respectively, to facilitate the electronic transfer of funds between our billing customers and their consumers who utilize a biller direct Web site. Billserv has an agreement with Bank One to process ACH payments that has an unspecified term and can be terminated upon 30-day written notice. Billserv has an agreement with Paymentech, Inc. to process credit card payments that automatically renews annually unless 60-day notice is given prior to the end of the term. Through its contractual relationships with Bank One and Paymentech, Billserv is able to process ACH and credit card payment transactions on behalf of its billing customers. Billserv pays volume-based fees for debit and credit transactions initiated through these partners, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. Some of our billing customers do not rely exclusively on our services to process their electronic payments.
o Reselling partners which resell our EBPP services to their billing customer base under contractual agreements that provide for wholesale pricing or commissions based on referred sales. Under these agreements, these resellers are obligated to resell our EBPP services on a preferred basis.

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

All of our billing customers have signed long-term contracts, with generally three to five year terms, that provide for set-up fees in certain cases and volume-based transaction fees. The number of customers served by Billserv for the three years ended December 31, 2001, including additions and attrition, was as follows:

                                 Number at beginning of period       Additions       Attrition      Number at end of period
                                 -----------------------------       ---------       ---------      -----------------------
Year ended December 31, 1999                   0                         14              0                    14
Year ended December 31, 2000                  14                         36              1                    49
Year ended December 31, 2001                  49                         53              1                   101

EBPP services provided to Reliant Energy accounted for approximately 23% and 40% of total consolidated revenues for the years ended December 31, 2001 and 2000, respectively. This customer is planning to develop an in-house EBPP offering during 2002 utilizing Billserv's transition plan that allows a customer to move from an outsourced offering provided by Billserv to an in-house offering of the customer's choosing. We expect the resulting loss of transaction revenues to be mitigated by fees generated from consulting services provided to Reliant Energy related to the transition of their EBPP capabilities to an in-house offering as well as transaction revenues for that portion of 2002 during which we are still providing this customer transaction services. We estimate that total revenues generated by this customer in 2002 will be approximately equal to those in 2001 based on actual amounts invoiced to this customer through November 2002 for both consulting and transaction services. We do not expect any significant revenues to be generated by Reliant Energy in 2003 and beyond. Also, 27% of total consolidated revenues for 2000 were attributable to a single customer for which we are no longer providing services. Total consolidated revenues in 1999 were not significant, as the Company did not begin generating revenue until the fourth quarter of 1999.

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

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of the common stock as reported.

                                             High               Low
                                            -------           -------
      2001
      ----
First Quarter                               $  5.38           $  2.16
Second Quarter                              $  3.05           $  1.88
Third Quarter                               $  2.20           $  0.73
Fourth Quarter                              $  1.55           $  0.80

      2000
      ----
First Quarter                               $ 31.88           $  7.63
Second Quarter                              $ 19.50           $  9.13
Third Quarter                               $  9.19           $  6.25
Fourth Quarter                              $  7.75           $  2.06

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

Consolidated Statement Of Operations Data

                                                                                                 From Inception   From Inception
                                                                                                    (July 30,        (July 30,
                                                Year Ended       Year Ended       Year Ended         1998) To         1998) To
                                                December 31,     December 31,    December 31,      December 31,     December 31,
                                                    2001             2000          1999 (1)          1998 (1)         2001 (1)
                                               ---------------------------------------------------------------------------------
Revenues                                       $   2,968,678    $     650,023    $      55,438    $          --    $   3,674,139
Cost of revenues                                   4,995,161        3,690,843          127,345               --        8,813,349
Operating expenses:
  Research and development                           760,082          767,751          906,532               --        2,434,365
  Selling, general and
    administrative                                 6,423,315        8,264,657        3,737,922          289,211       18,715,105
  Depreciation and
    amortization                                   1,555,626          940,995          270,908              559        2,768,088
  Non-cash expense related
   to the issuance of warrants                            --        7,488,000          491,428               --        7,979,428
                                               ---------------------------------------------------------------------------------
Total operating expenses                           8,739,023       17,461,403        5,406,790          289,770       31,896,986
Other income, net                                    359,800          546,173            5,749               --          911,722
Cumulative effect of a change in accounting
principle                                                 --          (52,273)              --               --          (52,273)
                                               ---------------------------------------------------------------------------------
Net loss                                       $ (10,405,706)   $ (20,008,323)   $  (5,472,948)   $    (289,770)   $ (36,176,747)
                                               =================================================================================
Per share information:
Net loss - basic and diluted                   $       (0.58)   $       (1.35)   $       (0.50)   $       (0.03)
Weighted average common shares outstanding -
basic and diluted                                 18,017,051       14,793,622       10,876,096       10,030,000

Consolidated Balance Sheet Data

                                                                          December 31,
                                                   ---------------------------------------------------------------
                                                       2001            2000          1999 (1)            1998 (1)
                                                   ---------------------------------------------------------------
Working capital (deficit)                          $  5,750,354    $  5,291,006    $  6,293,217       $   (303,926)
Current assets                                     $  7,255,124    $  8,848,543    $  7,490,648       $    387,980
Total assets                                       $ 11,415,136    $ 15,290,542    $  9,398,168       $    407,530
Long-term obligations, net of current portion      $         --    $    148,428    $    259,694       $         --

Deficit accumulated during the development stage   $(36,181,383)   $(25,775,677)   $ (5,767,354)      $   (294,406)
Total stockholders' equity (deficit)               $  9,748,566    $ 11,011,410    $  7,936,043       $   (289,676)

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

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Revenues by type for the three years in the period ended December 31, 2001, are as follows:

                             2001         2000         1999
                          ----------   ----------   ----------
Service revenues:
Implementation revenues   $  502,753   $   93,013   $   55,000
Transaction revenues       1,163,214      285,741          438
eConsulting revenues       1,302,711      271,269           --
                          ----------   ----------   ----------
  Total revenues          $2,968,678   $  650,023   $   55,438
                          ==========   ==========   ==========

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

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. We have multi-year distribution agreements with all major EBPP aggregators including CheckFree, Spectrum, MasterCard RPPS, Paytrust and Metavante that call for volume-based fees for bills delivered through the aggregators' networks. Through its contractual relationships with its payment processors, Billserv is able to process ACH and credit card payment transactions on behalf of its customers and their consumers. Billserv pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts, test debits, file transmission and depository fees. Cost of revenues increased 35% to $4,995,161 in 2001 from $3,690,843 for 2000. The increase from 2000 is primarily due to an increase in personnel costs of $1.3 million due to the number of personnel employed to provide revenue-producing services growing from an average of 54 such employees for 2000 to 79 in 2001. Cost of revenues was only $127,345 for 1999 as this was the first year that revenues were generated.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, integration of third-party applications, new customer care services, additional business-to-consumer applications, business-to-business applications and services for direct marketing opportunities. These expenses remained relatively flat in 2001 and 2000 at $760,082 and $767,751, respectively, after decreasing from $906,532 in 1999. During the earlier stages of our Company, we applied additional resources to design and develop our base technology infrastructure and operating systems. All research and development costs are expensed as incurred. We will continue to invest in research and development efforts in the foreseeable future, as we believe this is critical in order to remain competitive.

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

Non-cash expense related to the issuance of warrants relates to expenses recognized for warrants issued in consideration for services. In accordance with accounting principles generally accepted in the United States, we expensed the fair value of these warrant issuances, which was calculated using the Black-Scholes option-pricing model, and recorded the related credit to paid-in capital. During 2000, we recognized $7.5 million of expense associated with the issuance of 1.3 million warrants to CheckFree as consideration for entering into an extended biller service provider agreement. Under this agreement, which expires in February 2005, CheckFree provides us with electronic bill presentment services for volume-based fees. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. We may also recognize warrant costs in future periods based on CheckFree's ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 are exercisable at $11.375 per share and 1,801,903 are exercisable at $14.219 per share. The incentive warrants vest pro rata upon the achievement of a target level of 200 referred billers, each generating approximately 500,000 paper-based bills per month, to the Company by CheckFree and will occur on the first through fifth anniversaries of the agreement. All incentive warrants that are not vested by the fifth anniversary will expire at that time. As of December 31, 2001, none of these incentive warrants were vested and management of the Company is unable to assess the likelihood of whether or when any of these incentive warrants will be earned by CheckFree and the related expenses incurred. During the second and third quarters of 1999, we recognized $356,583 of warrant expense for 111,085 warrants issued in exchange for strategic and financial advisory services rendered by our private placement agent and $134,845 related to the issuance of warrants associated with debt, respectively.

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

Liquidity and Capital Resources

At December 31, 2001, the Company's principal source of liquidity consisted of $4.2 million of cash and cash equivalents and $237,000 in short-term investments, compared to $5.2 million of cash and cash equivalents and $1.0 million in short-term investments at December 31, 2000. Additionally, the Company had $1.0 million of long-term investments at December 31, 2000. The Company had net working capital of $5.8 million and $5.3 million at December 31, 2001 and 2000, respectively.

During December 2000 and May 2001, the Company pledged $1.0 million and $960,000, respectively, held as money market funds and certificates of deposit to collateralize margin loans of four officers of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheets at December 31, 2001 and 2000. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these officers, one of whom was no longer employed by the Company at December 31, 2001. The Company's purpose in collateralizing the margin loans was to enhance the Company's ability to raise additional capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $2.0 million at December 31, 2001. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on
(i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors .............................................  27

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............  28

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ......................................  29

Consolidated Statement of Changes in Shareholders' Equity
  from inception to December 31, 2001 ......................................  30

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 and
  from inception to December 31, 2001 ......................................  33

Notes to Consolidated Financial Statements .................................  34

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

                                               ERNST & YOUNG LLP

San Antonio, Texas
February 5, 2002, except for Note 18, as to which the date is November 14, 2002

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,     December 31,
                                                                               2001            2000
                                                                           ------------    ------------
Assets:
Cash and cash equivalents                                                  $  4,173,599    $  5,171,822
Cash pledged as collateral for related party obligations                      2,018,951       1,000,000
Investments                                                                          --       1,013,900
Investments restricted as collateral for capital leases                         236,948              --
Accounts receivable, net                                                        437,677         782,537
Prepaid expenses and other                                                      225,795         596,546
Related party notes receivable                                                  162,154         283,738
                                                                           ------------    ------------
Total current assets                                                          7,255,124       8,848,543

Property and equipment, net of accumulated
  depreciation and amortization of $2,718,953
  and $1,178,813 for 2001 and 2000, respectively                              3,701,205       4,518,347
Intangible asset, net of accumulated amortization of
  $37,500 and $22,500 for 2001 and 2000, respectively                            37,500          52,500
Long-term investments                                                                --       1,000,920
Investments restricted as collateral for capital leases                              --         335,000
Other assets                                                                    421,307         535,232
                                                                           ------------    ------------
Total assets                                                               $ 11,415,136    $ 15,290,542
                                                                           ============    ============

Liabilities & shareholders' equity:
Current liabilities:
  Accounts payable                                                         $    201,513    $    726,804
  Accrued expenses and other current liabilities                                664,200         896,772
  Current portion of obligations under capital leases                           148,228         181,128
  Current portion of deferred revenue                                           490,829         252,833
  Short-term borrowings                                                              --       1,500,000
                                                                           ------------    ------------
Total current liabilities                                                     1,504,770       3,557,537

Obligations under capital leases, less current portion                               --         148,428
Deferred revenue, less current portion                                          161,800         573,167

Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; 20,538,526 issued and outstanding at December 31, 2001, 15,527,870 issued and
  outstanding at December 31, 2000                                               20,539          15,528
Additional paid-in capital                                                   45,909,410      36,758,450
Accumulated other comprehensive income                                               --          13,109
Deficit accumulated during the development stage                            (36,181,383)    (25,775,677)
                                                                           ------------    ------------
Total shareholders' equity                                                    9,748,566      11,011,410
                                                                           ------------    ------------
Total liabilities and shareholders' equity                                 $ 11,415,136    $ 15,290,542
                                                                           ============    ============

                 See notes to consolidated financial statements.

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       July 30, 1998
                                                         Year ended       Year ended     Year ended    (Inception) to
                                                         December 31,     December 31,   December 31,    December 31,
                                                             2001             2000           1999           2001
                                                         ------------    ------------    ------------    ------------
Revenues                                                 $  2,968,678    $    650,023    $     55,438    $  3,674,139

Cost of revenues                                            4,995,161       3,690,843         127,345       8,813,349
                                                         ------------    ------------    ------------    ------------

Gross margin                                               (2,026,483)     (3,040,820)        (71,907)     (5,139,210)

Operating expenses:
  Research and development                                    760,082         767,751         906,532       2,434,365
  Selling and marketing                                     2,084,941       4,586,823       1,750,615       8,510,677
  General and administrative                                4,338,374       3,677,834       1,987,307      10,204,428
  Depreciation and amortization                             1,555,626         940,995         270,908       2,768,088
  Non-cash expense related to the issuance of warrants      7,488,000         491,428       7,979,428              --
                                                         ------------    ------------    ------------    ------------
Total operating expenses                                    8,739,023      17,461,403       5,406,790      31,896,986
                                                         ------------    ------------    ------------    ------------

Operating loss                                            (10,765,506)    (20,502,223)     (5,478,697)    (37,036,196)

Other income (expense), net:
  Interest income                                             355,262         687,724          73,270       1,116,256
  Interest expense                                            (40,079)       (140,651)        (67,521)       (247,564)
  Equity in earnings of unconsolidated subsidiary               7,676              --              --           7,676
  Other income (expense)                                       36,941            (900)             --          35,354
                                                         ------------    ------------    ------------    ------------
Total other income (expense), net                             359,800         546,173           5,749         911,722

Loss before income taxes and cumulative
  effect of accounting change                             (10,405,706)    (19,956,050)     (5,472,948)    (36,124,474)
Income taxes                                                       --              --              --              --
                                                         ------------    ------------    ------------    ------------

Net loss before cumulative effect of
  accounting change                                       (10,405,706)    (19,956,050)     (5,472,948)    (36,124,474)

Cumulative effect of a change in accounting
  principle, net of taxes                                          --         (52,273)             --         (52,273)
                                                         ------------    ------------    ------------    ------------

Net loss                                                 $(10,405,706)   $(20,008,323)   $ (5,472,948)   $(36,176,747)
                                                         ============    ============    ============    ============

Net loss per common share before
  cumulative effect of accounting change-
  basic and diluted                                      $      (0.58)   $      (1.35)   $      (0.50)

Cumulative effect of accounting change-
  basic and diluted                                                --              --              --
                                                         ------------    ------------    ------------

Net loss per common share - basic and
  diluted                                                $      (0.58)   $      (1.35)   $      (0.50)
                                                         ============    ============    ============

Weighted average common shares
  outstanding - basic and diluted                          18,017,051      14,793,622      10,876,096
                                                         ============    ============    ============

                 See notes to consolidated financial statements.

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                     Common Stock          Additional     During the       Other         Total
                                                ------------------------   Paid - In      Development  Comprehensive  Shareholders'
                                                  Shares       Amount       Capital          Stage         Income        Equity
                                                ----------  ------------  ------------   ------------   ------------  ------------
Balance at July 30, 1998 (date of inception)         1,000  $         --  $         --   $         --   $         --  $         --
Acquisition of Shares and Reverse Merger,
   December 9, 1998                             10,029,000        10,030            --         (4,636)            --         5,394
Net Loss From Inception (July 30, 1998)
    to December 31, 1998                                --            --            --       (289,770)            --      (289,770)
                                                ----------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 1998                    10,030,000        10,030            --       (294,406)            --      (284,376)
Shares issued under Reg. S,
   June 1999 ($5.60 per share)                     946,428           946     5,299,054             --             --     5,300,000
Issuance of Common Stock Warrants,
   May 1999                                             --            --       356,583             --             --       356,583
Issuance of Common Stock Warrants,
   August 1999                                          --            --       134,845             --             --       134,845
Issuance of Common Stock, net of issuance
   costs, October 1999 ($3.25 per share)         1,250,791         1,251     3,725,173             --             --     3,726,424
Issuance of Common Stock, net of issuance
   costs, October 1999, in Exchange for Debt
   ($3.25 per share)                               153,846           154       490,057             --             --       490,211
Issuance of Common Stock, net issuance
   costs, December 1999 ($5.50 per share)          732,000           732     3,689,872             --             --     3,690,604
Net Loss for the Year Ended
   December 31, 1999                                    --            --            --     (5,472,948)            --    (5,472,948)
                                                ----------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 1999                    13,113,065        13,113    13,695,584     (5,767,354)            --     7,941,343
Equity Issuance Costs                                   --            --        (8,465)            --             --        (8,465)
Exercise of Warrants, January 2000
   ($3.75 per share)                                15,400            15        57,735             --             --        57,750
Exercise of Warrants, February 2000
  ($3.75 per share)                                126,969           127       476,007             --             --       476,134

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                    Common Stock           Additional     During the        Other         Total
                                             ---------------------------   Paid - In      Development   Comprehensive  Shareholders'
                                                Shares         Amount       Capital          Stage         Income        Equity
                                             ------------   ------------  ------------   ------------   ------------  ------------
Exercise of Warrants, February 2000
   ($4.45 per share)                               52,426   $         53  $    232,984   $         --   $         --  $    233,037
Exercise of Warrants, March 2000
   ($3.25 per share)                               22,515             23        73,147             --             --        73,170
Exercise of Warrants, March 2000
   ($6.86 per share)                               11,032             11        75,648             --             --        75,659
Exercise of Warrants, March 2000
   ($6.18 per share)                              145,054            145       895,911             --             --       896,056
Exercise of Warrants, March 2000
   ($6.73 per share)                                2,318              2        15,607             --             --        15,609
Exercise of Warrants, March 2000
   ($3.75 per share)                              138,385            138       518,806             --             --       518,944
Stock Option Exercise, March 2000
   ($2.81 per share)                                  900              1         2,530             --             --         2,531
Exercise of Warrants, March 2000
   ($3.75 per share)                              673,076            673     2,523,362             --             --     2,524,035
Exercise of Warrants, April 2000
   ($3.75 per share)                              326,961            327     1,225,777             --             --     1,226,104
Issuance of Common Stock, Net of Issuance
   Costs, June 2000 ($11.375 per share)           879,121            879     9,564,621             --             --     9,565,500
Value of Common Stock Warrants granted in
   Connection with Issuance of Common Stock            --             --     7,488,000             --             --     7,488,000
Stock Option Exercise, June 2000
   ($2.81 per share)                                  500              1         1,405             --             --         1,406
Issuance of Common Stock, July 2000
   ($6.56 per share)                               17,848             18       117,075             --             --       117,093
Equity Issuance Costs                                  --             --       (56,876)            --             --       (56,876)
Stock Option Exercise, August 2000
   ($2.81 per share)                                  300             --           844             --             --           844
Stock Option Exercise, September 2000
   ($4.37 per share)                                2,000              2         8,748             --             --         8,750
Equity Issuance Costs                                  --             --      (150,000)            --             --      (150,000)
Comprehensive Loss:
    Unrealized Gain on Investments                     --             --            --             --         13,109        13,109
    Net Loss for the Year Ended
       December 31, 2000                               --             --            --    (20,008,323)            --   (20,008,323)
                                                                                                                      ------------
    Comprehensive Loss                                                                                                 (19,995,214)
                                             ------------   ------------  ------------   ------------   ------------  ------------
Balance at December 31, 2000                   15,527,870         15,528    36,758,450    (25,775,677)        13,109    11,011,410

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          Deficit
                                                                                         Accumulated
                                                      Common Stock           Additional  During the      Other          Total
                                               ---------------------------   Paid - In   Development  Comprehensive  Shareholders'
                                                  Shares         Amount       Capital       Stage        Income        Equity
                                               ------------   ------------  ------------  ------------   -------     ------------
Issuance of Common Stock, January 2, 2001
   ($2.18 per share)                                 69,299   $         69  $    150,866  $         --   $    --     $    150,935
Stock Option Exercise, January 31, 2001
   ($4.38 per share)                                  8,000              8        34,992            --        --           35,000
Issuance of Common Stock, net of issuance
   costs, March 28, 2001 ($2.50 per share)        2,885,462          2,885     6,594,746            --        --        6,597,631
Issuance of Common Stock, July 6, 2001
   ($1.74 per share)                                 47,895             49        83,406            --        --           83,455
Issuance of Common Stock, net of issuance
   costs, November 27, 2001 ($1.25 per share)     2,000,000          2,000     2,286,950            --        --        2,288,950
Comprehensive Loss:
    Unrealized Gain on Investments                       --             --            --            --   (13,109)         (13,109)
    Net Loss for the Year Ended
       December 31, 2001                                 --             --            --   (10,405,706)       --      (10,405,706)
                                                                                                                     ------------
    Comprehensive Loss                                                                                                (10,418,815)
                                               ------------   ------------  ------------  ------------   -------     ------------
Balance at December 31, 2001                     20,538,526   $     20,539  $ 45,909,410  $(36,181,383)  $    --     $  9,748,566
                                               ============   ============  ============  ============   =======     ============

See notes to consolidated financial statements.

                                 BILLSERV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      July 30, 1998
                                                                                                     (Inception) to
                                                                                                       December 31,
                                                              2001           2000           1999           2001
                                                          ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                  $(10,405,706)  $(20,008,323)  $ (5,472,948)  $(36,176,747)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock warrants                                   --      7,488,000        491,428      7,979,428
Depreciation and amortization                                1,555,626        940,955        270,908      2,768,048
Gain on sale of investments                                    (36,070)            --             --        (36,070)
Equity in earnings of unconsolidated subsidiary                 (7,676)            --             --         (7,676)
Cumulative effect of change in accounting principle                 --         52,273             --         52,273
Changes in current assets and current liabilities:
  (Increase) decrease in accounts receivable                   344,860       (772,310)       (10,227)      (437,677)
  (Increase) decrease in related party notes
     receivable                                                121,584       (253,516)        (6,222)      (162,154)
  (Increase) decrease in prepaid expenses
     and other                                                 377,551          5,004       (346,414)         1,779
  Increase (decrease) in accounts payable and
     accrued expenses and other current liabilities           (757,863)       735,458        851,212      1,020,713
  Decrease in related party accounts payable                        --             --       (150,000)      (150,000)
  Increase (decrease) in deferred revenue                     (173,371)       768,727             --        595,356
                                                          ------------   ------------   ------------   ------------
Net cash used in operating activities                       (8,981,065)   (11,043,732)    (4,372,263)   (24,552,727)
Cash flows from investing activities:
Purchase of property and equipment                            (722,748)    (3,652,712)    (1,052,459)    (5,448,028)
Purchase of investments                                             --     (7,864,759)      (275,496)    (8,140,255)
Proceeds from sales and maturities of investments            2,028,680      5,863,048             --      7,891,728
Long-term deposits, net                                        218,641       (764,496)       (45,041)      (590,896)
Other investing activities                                       2,577             --        (86,884)       (78,913)
                                                          ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities          1,527,150     (6,418,919)    (1,459,880)    (6,366,364)
Cash flows from financing activities:
Advance from shareholders                                           --             --      1,500,000      2,000,000
Repayment to shareholders                                           --             --     (2,000,000)    (2,000,000)
Proceeds from notes payable and short-term borrowings               --      1,500,000      1,000,000      2,500,000
Principal payments for notes payable                        (1,500,000)            --       (500,000)    (2,000,000)
Principal payments for capital lease obligations              (181,328)      (512,231)      (135,291)      (828,850)
Exercise of warrants                                                --      6,096,498             --      6,096,498
Cash pledged as collateral for related party obligations    (1,018,951)    (1,000,000)            --     (2,018,951)
Issuance of common stock, net of issuance costs              9,155,971      9,480,783     12,707,239     31,343,993
                                                          ------------   ------------   ------------   ------------
Net cash provided by financing activities                    6,455,692     15,565,050     12,571,948     35,092,690
                                                          ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents          (998,223)    (1,897,601)     6,739,805      4,173,599
Cash and cash equivalents, beginning of period               5,171,822      7,069,423        329,618             --
                                                          ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                  $  4,173,599   $  5,171,822   $  7,069,423   $  4,173,599
                                                          ============   ============   ============   ============
Supplemental information:

  Cash paid for interest                                  $     52,027   $    139,755   $     28,933   $    220,715
Non-cash investing and financing activities:
  Purchases of equipment under capital leases             $         --   $    278,080   $    563,707   $    841,787
  Conversion of debt to equity                            $         --   $         --   $    500,000   $    500,000

See notes to consolidated financial statements

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

Foreign Operations

Foreign operations began in 2000, however the impact financially of expanding internationally is not material to the Company's financial position or results of operations as of December 31, 2001. Australia and Canada are the only foreign countries in which the Company is currently operating. The Company's Australia operations include a 50% interest in a corporate joint venture to provide EBPP services. The Company accounts for this investment under the equity method. At December 31, 2001, the investment in this joint venture was $7,728, which was included in Other assets on the balance sheet. The Company has no material additional contractual commitments to this joint venture and no dividends have been received from this joint venture. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income and have not been significant to the Company's consolidated operating results in any year.

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

NOTE 2. Financial Instruments

The following is a summary of available-for-sale investments at December 31, 2001 and 2000:

                              December 31, 2001                            December 31, 2000
                 -------------------------------------------  -------------------------------------------
                                                   Gross                                        Gross
                   Amortized      unrealized       Fair          Amortized     unrealized       Fair
                      Cost          gains          value           cost          gains          value
                 -------------  -------------  -------------  -------------  -------------  -------------
Time deposits    $     236,948  $           0  $     236,948  $     335,000  $           0  $     335,000
Corporate bonds              0              0              0      2,001,711         13,109      2,014,820
                 -------------  -------------  -------------  -------------  -------------  -------------
                 $     236,948  $           0  $     236,948  $   2,336,711  $      13,109  $   2,349,820
                 =============  =============  =============  =============  =============  =============

Included in the above table are securities with fair values totaling $236,948 and $1,013,900 at December 31, 2001 and 2000, respectively, which are classified as short-term investments and $1,335,920 at December 31, 2000 which are classified as long-term assets in the accompanying consolidated balance sheets. All short-term investments mature within one year. At December 31, 2001 and 2000, short-term investments and long-term investments includes restricted time deposits of $236,948 and $335,000, respectively, which is used as collateral on capital leases (see Note 8).

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

NOTE 5. Property and Equipment

The following is a summary of property and equipment at December 31, 2001 and 2000:

                                                      December 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------

Furniture and fixtures                                $ 1,285,440   $ 1,283,564
Equipment                                               2,983,164     2,535,602
Software                                                1,613,759     1,394,990
Leasehold improvements                                    537,795       483,004
                                                      -----------   -----------
                                                        6,420,158       697,160
Less: accumulated depreciation and amortization        (2,718,953)   (1,178,813)
                                                      -----------   -----------

Total property and equipment, net                     $ 3,701,205   $ 4,518,347
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

NOTE 7. Accrued Expenses

Accrued expenses consist of the following balances:

                                             December 31,    December 31,
                                                2001            2000
                                             ------------    ------------

Accrued salaries                            $    257,843    $    332,337
Accrued vacation                                 122,501         183,703
Accrued property taxes                            99,338          94,000
ESPP withholdings                                 40,745         151,172
Other accrued expenses                           143,773         135,560
                                            ------------    ------------

Total                                       $    664,200    $    896,772
                                            ============    ============

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

During December 2000 and May 2001, the Company pledged $1.0 million and $960,000, respectively, held as money market funds and certificates of deposit to collateralize margin loans of four officers of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2001 and 2000. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these officers, one of whom was no longer employed by the Company at December 31, 2001. The Company's purpose in collateralizing the margin loans was to enhance the Company's ability to raise additional capital through private equity placements. The sale of the Company's common stock held by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $2.0 million at December 31, 2001. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on
(i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

NOTE 12. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                        2001           2000           1999
                                    ------------   ------------   ------------
Deferred Tax Assets:
Warrant expense                     $  2,713,006   $  2,713,006   $         --

Deferred revenue                         221,894        280,840             --
Start-up and organizational costs        167,042        242,432        283,075

Accrued expenses                          42,748        108,155             --
Research credit                           38,153         38,153         38,153
Amortization                               8,925          5,525          2,210

Allowance for doubtful accounts            6,437          3,400             --
Trademark cost                               636            721            774
Other                                      2,710          2,710             --
Net operating loss                     9,195,720      5,562,499      1,683,551
                                    ------------   ------------   ------------
                                      12,397,271      8,957,441      2,007,763
Valuation allowance                  (12,221,101)    (8,800,051)    (1,990,513)
                                    ------------   ------------   ------------
Total Deferred Tax Asset                 176,170        157,390         17,250

Deferred Tax Liabilities:
Depreciation                             104,773         75,694         11,558
Prepaid expenses                          61,987         74,896          5,692
Equity in earnings of investee             2,610             --             --
Other                                      6,800          6,800             --
                                    ------------   ------------   ------------
Total Deferred Tax Liabilities           176,170        157,390         17,250
                                    ------------   ------------   ------------

Net Deferred Tax Asset (Liability)  $         --   $         --   $         --
                                    ============   ============   ============

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

Activity under the Employee Plan and Director Plan from inception to December 31, 2001 is as follows:
                                                              Weighted Average
                                          Number Of Shares     Exercise Price
                                          ----------------     --------------

Inception of Plans, January 1, 1999
   Granted                                    1,091,300             $3.86
   Cancelled                                    (27,000)             3.93
   Exercised                                         --                --
                                             ----------

Outstanding, December 31, 1999                1,064,300              3.86
   Granted                                    2,075,075              5.56
   Cancelled                                   (236,500)             5.42
   Exercised                                     (3,700)             3.66
                                             ----------

Outstanding, December 31, 2000                2,899,175              4.95
   Granted                                    2,045,162              0.97
   Cancelled                                   (646,032)             4.67
   Exercised                                     (8,000)             4.38
                                             ----------

Outstanding, December 31, 2001                4,290,305             $3.10
                                             ==========

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

Summarized information about stock options outstanding at December 31, 2001 is as follows:

                                                  Options Outstanding                    Options Exercisable
                                          -------------------------------------  ------------------------------------
       Range of                            Weighted Average       Weighted
       Exercise             Options           Remaining           Average           Number of      Weighted Average
        Prices            Outstanding      Contractual Life    Exercise Price        Options        Exercise Price
----------------------- ----------------- ------------------- -----------------  ----------------- ------------------
    $0.86 - $0.88           1,851,300            9.83                $0.86                 --                --
    $1.55 - $2.09             892,012            9.05                $2.04            299,405             $2.04
    $2.75 - $4.88             695,967            7.55                $3.61            459,736             $3.62
    $5.19 - $7.84             494,850            8.11                $6.91            205,186             $6.67
    $9.44 - $11.88            356,176            8.29               $11.09            124,732            $11.10
                            ---------                                               ---------
                            4,290,305            8.97                $3.10          1,089,059             $4.62
                            =========                                               =========

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

Had compensation expense been recorded based on the fair value at the grant date for 2001, 2000 and 1999 stock option grants, net loss and net loss per share would approximate the pro forma amounts below:

                                                               2001           2000            1999
                                                           ------------   ------------   -------------
Pro forma net loss                                         $(13,188,701)  $(23,778,759)  $  (6,476,551)

Pro forma net loss per common share - basic and diluted    $      (0.73)  $      (1.61)  $       (0.60)

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

                                                        2001
                             ------------------------------------------------------------
                                 First          Second           Third          Fourth
                             ------------------------------------------------------------
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

                                                         2000
                             ------------------------------------------------------------
                                First(b)        Second           Third          Fourth
                             ------------------------------------------------------------
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

NOTE 18. Subsequent Event - Going Concern

Due to a material shortfall from anticipated revenues in the third quarter of 2002 and the inability to access its funds held as collateral to guarantee certain executive margin loans (see Note 11) after attempting to retrieve such funds during the fourth quarter of 2002, the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees on November 13, 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

                                         Billserv, Inc.

                                         By: /s/ Michael R. Long
                                            ---------------------------
                                                 Michael R. Long
                                            Chairman of the Board and
                                             Chief Executive Officer
Date: June 25, 2003

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 25, 2003.

                       By: /s/ Michael R. Long
                           -----------------------------------------------
                       Michael R. Long
                       Chairman of the Board and
                       Chief Executive Officer (principal executive officer)

                       By: /s/ Louis A. Hoch
                           -----------------------------------------------
                       Louis A. Hoch
                       President, Chief Operating Officer
                       and Director

                       By: /s/ Terri A. Hunter
                           -----------------------------------------------
                       Terri A. Hunter
                       Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Director

                       By: /s/ Peter G. Kirby
                         -------------------------------------------------
                       Peter G. Kirby
                       Director

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

Date: June 25, 2003              /s/ Michael R. Long
                                 -----------------------
                                 Michael R. Long
                                 Chief Executive Officer

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

Date: June 25, 2003              /s/ Terri A. Hunter
                                 -----------------------
                                 Terri A. Hunter
                                 Chief Financial Officer