Form 10-Q/A
period 2002-03-31
BILLSERV INC
filed 2003-06-30
CIK 1088034

================================================================================
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

     |X| AMENDMENT NO. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
================================================================================

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2002   December 31, 2001
                                                                     --------------   -----------------

(Unaudited) (Note 1)
 Assets:
    Current assets:
       Cash and cash equivalents                                      $  1,579,700      $  4,173,599
       Cash pledged as collateral for related party obligations          1,914,794         2,018,951
       Restricted cash                                                     800,000                --
       Investments restricted as collateral for capital leases             243,074           236,948
       Accounts receivable, net                                            486,400           437,677
       Prepaid expenses and other                                          309,151           225,795
       Related party notes receivable                                       41,304           162,154
                                                                      ------------      ------------
 Total current assets                                                    5,374,423         7,255,124

    Property and equipment, net                                          3,939,000         3,701,205
    Intangible asset, net                                                   33,750            37,500
    Other assets                                                           423,370           421,307
                                                                      ------------      ------------
 Total assets                                                         $  9,770,543      $ 11,415,136
                                                                      ============      ============

 Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                               $    636,488      $    201,513
       Accrued expenses and other current liabilities                      369,795           664,200
       Current portion of obligations under capital leases                  98,544           148,228
       Current portion of deferred revenue                                 318,484           490,829
                                                                      ------------      ------------
 Total current liabilities                                               1,423,311         1,504,770

 Deferred revenue, less current portion                                    152,151           161,800
 Long-term borrowings                                                      300,000                --

 Stockholders' equity:
    Common stock, $.001 par value, 200,000,000 shares authorized; 20,581,126 issued and outstanding at March 31, 2002, 20,538,526 issued and outstanding at
      December 31, 2001                                                     20,581            20,539
    Additional paid-in capital                                          45,948,513        45,909,410
    Accumulated deficit                                                (38,074,013)      (36,181,383)
                                                                      ------------      ------------
 Total stockholders' equity                                              7,895,081         9,748,566
                                                                      ------------      ------------
 Total liabilities and stockholders' equity                           $  9,770,543      $ 11,415,136
                                                                      ============      ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended March 31,
                                                ------------------------------
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

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2002             2001
                                                               -----------      -----------
Cash flows from operating activities:
  Net loss                                                     $(1,892,630)     $(3,234,305)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                  424,000          374,263
    Equity in earnings of unconsolidated subsidiary                 (2,180)              --
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                     (48,723)         276,807
    Decrease in related party notes receivables                    134,605          164,390
    (Increase) decrease in prepaid expenses and other              (83,239)         185,590
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities               126,815         (881,979)
    Decrease in deferred revenue                                  (181,994)         (69,007)
                                                               -----------      -----------

  Net cash used in operating activities                         (1,523,346)      (3,184,241)

Cash flows from investing activities:
  Purchases of property and equipment                             (658,045)        (231,452)
  Other investing activities                                        (6,126)             935
                                                               -----------      -----------

  Net cash used in investing activities                           (664,171)        (230,517)

Cash flows from financing activities:
  Proceeds from notes payable                                      300,000               --
  Principal payments for notes payable                                  --       (1,500,000)
  Increase in restricted cash for collateral on note payable      (800,000)              --
  Principal payments for capital lease obligations                 (49,684)         (42,777)
  Cash pledged as collateral for related party obligations         104,157               --
  Issuance of common stock, net of issuance costs                   39,145        6,783,566
                                                               -----------      -----------

  Net cash provided by (used in) financing activities             (406,382)       5,240,789
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents            (2,593,899)       1,826,031

Cash and cash equivalents, beginning of period                   4,173,599        6,171,822
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $ 1,579,700      $ 7,997,853
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

Note 2. Comprehensive Loss

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
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

The Company has pledged $1.9 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at March 31, 2002. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.8 million at March 31, 2002. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements,
(ii) the market price of the Company's stock at the time of the pledge, and
(iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

Note 5. Nonmonetary Transactions

During the three months ended March 31, 2002, the Company entered into a nonmonetary transaction whereby the Company licensed the use of its ASP payment gateway technology to a certain third party software vendor to be used as an OEM component of their product offering in exchange for software products from that vendor. The Company accounted for this transaction in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". This exchange was determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the product received by the Company was expected to be deployed and utilized as a productive asset. The Company recognized $300,000 of revenue related to this transaction at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the asset transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The carrying value of the gateway technology exchanged in this transaction was zero. The Company has capitalized the software received and is depreciating the asset over its estimated useful life of three years.

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

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Revenues by type for the three months ended March 31, 2002 and 2001 are as follows:

                                                       Three Months Ended
                                                 -------------------------------
                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------
Service revenues:
Implementation revenues                            $  100,680        $ 74,512
Transaction revenues                                  468,202         215,792
Consulting revenues                                   560,790         219,105
                                                   ----------        --------
  Total revenues                                   $1,129,672        $509,409
                                                   ==========        ========

Revenues for the quarter ended March 31, 2002 increased 122% to $1,129,672 from $509,409 for the quarter ended March 31, 2001. The increase from the prior year quarter was primarily attributable to growth in eConsulting services, which accounted for 55% of the growth from the prior year quarter, and transaction fee revenue, which accounted for 41% of the growth from the prior year quarter, due to an increase in the number of implemented billers and volume of transactions. As of March 31, 2002, we had 113 billers under contract who were in various stages of development, including 92 billers that were in full production or pilot stages, as compared to 36 billers in full production or pilot stages at March 31, 2001. Although revenue from transaction fees increased significantly from the prior year quarter, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment.

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

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,205,096 and $1,232,316 for the quarters ended March 31, 2002 and 2001, respectively. The decrease is primarily the result of efforts to make more efficient use of resources in light of our profitability objectives and reflects $18,000 in personnel cost reductions that were implemented in the second half of 2001 and a decrease in non-personnel related costs of $9,000. We expect cost of revenues to continue to decrease as a percentage of revenues due to improved efficiencies as our revenue increases.

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

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer and business-to-business applications, and integration of third-party applications. These expenses decreased 35% in the first quarter of 2002 from the prior year quarter due to a focus on our core competencies in order to implement and service existing products. We will continue to invest in research and development in the foreseeable future, as we believe this is critical in order to remain competitive.

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

Liquidity and Capital Resources

At March 31, 2002, the Company's principal sources of liquidity consisted of $2.4 million of cash and cash equivalents, including $800,000 of restricted cash, and $243,000 in short-term investments, compared to $4.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. The Company had net working capital of $4.0 million at March 31, 2002 and $5.8 million at December 31, 2001.

The Company has pledged $1.9 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at March 31, 2002. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.8 million at March 31, 2002. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements,
(ii) the market price of the Company's stock at the time of the pledge, and
(iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

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

Net cash used in financing activities was $406,000 for the quarter ended March 31, 2002 and included a $300,000 draw under the Company's line of credit and the return of $104,000 pledged as collateral as discussed above. These cash inflows were offset by the restriction of $800,000 as collateral for the line of credit. Net cash provided by financing activities of $5.2 million for the quarter ended March 31, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 reduced the amount of net cash provided by financing activities.

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

Date: June 25, 2003

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

Date: June 25, 2003                     /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Chief Financial Officer