Form 10-Q/A
period 2002-06-30
BILLSERV INC
filed 2003-06-30
CIK 1088034

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

                                 Billserv, Inc.

                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 ............................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 .....................................  4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001 .....................................  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 15

Item 4.  Controls and Procedures ............................................ 15

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K ................................... 16

Signature ................................................................... 17

Certifications .............................................................. 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 2002    December 31, 2001
                                                                                    -------------    -----------------
                                                                                     (Unaudited)          (Note 1)
 Assets:
    Current assets:
       Cash and cash equivalents                                                     $    809,967      $  4,173,599
       Cash pledged as collateral for related party obligations                         1,441,836         2,018,951
       Restricted cash                                                                    800,000                --
       Investments restricted as collateral for capital leases                             66,900           236,948
       Accounts receivable, net                                                           837,021           437,677
       Prepaid expenses and other                                                         390,643           225,795
       Related party notes receivable                                                          --           162,154
                                                                                     ------------      ------------
 Total current assets                                                                   4,346,367         7,255,124

    Property and equipment, net                                                         3,894,288         3,701,205
    Intangible asset, net                                                                  30,000            37,500
    Other assets                                                                          108,328           421,307
                                                                                     ------------      ------------
 Total assets                                                                        $  8,378,983      $ 11,415,136
                                                                                     ============      ============

 Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                                              $    669,397      $    201,513
       Accrued expenses and other current liabilities                                     665,081           664,200
       Current portion of obligations under capital leases                                 50,889           148,228
       Current portion of deferred revenue                                                497,004           490,829
       Short-term borrowings                                                              645,000                --
                                                                                     ------------      ------------
 Total current liabilities                                                              2,527,371         1,504,770

 Deferred revenue, less current portion                                                   105,713           161,800

 Stockholders' equity:
    Common stock, $.001 par value, 200,000,000 shares authorized; 20,581,126 issued and outstanding at June 30, 2002, 20,538,526 issued and outstanding
      at December 31, 2001                                                                 20,581            20,539
    Additional paid-in capital                                                         45,948,513        45,909,410
    Accumulated deficit                                                               (40,223,195)      (36,181,383)
                                                                                     ------------      ------------
 Total stockholders' equity                                                             5,745,899         9,748,566
                                                                                     ------------      ------------
 Total liabilities and stockholders' equity                                          $  8,378,983      $ 11,415,136
                                                                                     ============      ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                 Six Months Ended
                                             ------------------------------    ------------------------------
                                             June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                             -------------    -------------    -------------   --------------
Service revenues                              $  1,104,413     $    690,062     $  2,234,085     $  1,199,471
Software license revenues                          238,000               --          238,000               --
                                              ------------     ------------     ------------     ------------
Total revenues                                   1,342,413          690,062        2,472,085        1,199,471

Cost of service revenues                         1,224,061        1,226,250        2,429,156        2,458,566
Cost of software license revenues                  228,000               --          228,000               --
                                              ------------     ------------     ------------     ------------
Total cost of revenues                           1,452,061        1,226,250        2,657,156        2,458,566
                                              ------------     ------------     ------------     ------------

Gross margin                                      (109,648)        (536,188)        (185,071)      (1,259,095)

Operating expenses:
   General and administrative (see Note 7)       1,281,749        1,089,326        2,246,443        2,271,662
   Selling and marketing                           245,973          551,036          568,561        1,374,393
   Research and development                        138,798          190,532          277,473          405,506
   Depreciation and amortization                   340,718          377,994          764,717          752,257
                                              ------------     ------------     ------------     ------------
Total operating expenses                         2,007,238        2,208,888        3,857,194        4,803,818
                                              ------------     ------------     ------------     ------------

Operating loss                                  (2,116,886)      (2,745,076)      (4,042,265)      (6,062,913)

Other income (expense), net:
   Interest income                                  22,342          142,094           58,319          239,603
   Interest expense                                 (7,660)         (10,061)         (13,282)         (24,909)
   Equity in loss of unconsolidated
     subsidiary                                     (9,856)              --           (7,676)              --
   Other income (expense) (see Note 7)             (37,122)          36,070          (36,908)          36,941
                                              ------------     ------------     ------------     ------------
Total other income, net                            (32,296)         168,103              453          251,635
                                              ------------     ------------     ------------     ------------

Loss before income taxes                        (2,149,182)      (2,576,973)      (4,041,812)      (5,811,278)

Income taxes                                            --               --               --               --
                                              ------------     ------------     ------------     ------------

Net loss                                      $ (2,149,182)    $ (2,576,973)    $ (4,041,812)    $ (5,811,278)
                                              ============     ============     ============     ============

Net loss per common share - basic and
   diluted                                    $      (0.10)    $      (0.14)    $      (0.20)    $      (0.34)

Weighted average common shares
   outstanding - basic and diluted              20,581,126       18,490,631       20,579,479       17,101,558

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $(4,041,812)    $(5,811,278)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              764,717         752,257
    (Gain) loss on disposition                                   3,017         (36,070)
    Equity in loss of unconsolidated subsidiary                  7,676              --
    Non-cash exchange of assets (see Note 5)                  (600,000)             --
    Loss on renegotiation of facilities lease (see Note 7)     345,880              --

  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                (399,344)         39,645
    Decrease in related party notes receivables                162,154         162,423
    (Increase) decrease in prepaid expenses and other         (164,731)        208,545
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities           462,351        (770,193)
    Decrease in deferred revenue                               (49,912)       (156,726)
                                                           -----------     -----------

  Net cash used in operating activities                     (3,510,004)     (5,611,397)

Cash flows from investing activities:
  Purchases of property and equipment                         (390,597)       (419,575)
  Long-term deposits, net                                      176,174          66,236
  Proceeds from sales and maturities of investments                 --       1,035,581
  Proceeds from sale of equipment                                3,000              --
  Other investing activities                                    (6,126)         (6,471)
                                                           -----------     -----------

  Net cash provided by (used in) investing activities         (217,549)        675,771

Cash flows from financing activities:
  Proceeds from notes payable                                  645,000              --
  Principal payments for notes payable                              --      (1,500,000)
  Increase in restricted cash for collateral on note          (800,000)             --
    payable
  Principal payments for capital lease obligations             (97,339)        (87,180)
  Cash pledged as collateral for related party                 577,115        (988,534)
    obligations
  Issuance of common stock, net of issuance costs               39,145       6,783,566
                                                           -----------     -----------

  Net cash provided by financing activities                    363,921       4,207,852
                                                           -----------     -----------

Net decrease in cash and cash equivalents                   (3,363,632)       (727,774)

Cash and cash equivalents, beginning of period               4,173,599       5,171,822
                                                           -----------     -----------

Cash and cash equivalents, end of period                   $   809,967     $ 4,444,048
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

Note 2. Comprehensive Loss

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                        Three Months Ended             Six Months Ended
                                            June 30,                       June 30,
                                  ---------------------------     ----------------------------
                                     2002            2001            2002            2001
                                  -----------     -----------     -----------     -----------
Net loss                          $(2,149,182)    $(2,576,973)    $(4,041,812)    $(5,811,278)

Unrealized loss on investments             --         (27,634)             --          (2,479)
                                  -----------     -----------     -----------     -----------

Total comprehensive loss          $(2,149,182)    $(2,604,607)    $(4,041,812)    $(5,813,757)
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

The Company has pledged $1.4 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at June 30, 2002. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at June 30, 2002. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

Note 5. Nonmonetary Transactions

During the six months ended June 30, 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its ASP payment gateway technology to certain third party software vendors to be used as an OEM component of their product offering in exchange for software products from those vendors. The Company accounted for these transactions in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". These exchanges were determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the products received by the Company were expected to be deployed and utilized as productive assets. The Company recognized revenue related to these transactions at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the assets transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

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

We expect to record a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which amount will be charged to interest expense over the term of the convertible note using the effective yield method. Furthermore, we expect to record an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which amount will be charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which the note is convertible, or 1,923,077 shares based on the fixed conversion price of $0.78 per common share. The resulting effective conversion price of $0.65 per common share was then compared to the fair value of the Company's stock, which was $0.93 per common share on the issuance date. The difference of $0.28 per common share between the fair value of the stock and the effective conversion price was then multiplied by 1,009,586, which was the number of shares the note was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. The agreement stipulates that Laurus may not convert that amount of the note that would result in beneficial ownership of more than 4.9% of the outstanding common shares of the Company on the date of conversion. The conversion limitation becomes null and void upon an event of default under the note and may be raised if the Company chooses to redeem the outstanding principal amount of the note in cash and Laurus elects to convert the note instead. The limitation may also be raised if the Company were to issue additional common shares for any reason, thus increasing the number of outstanding shares. If the number of issued and outstanding shares increases or the limitation is raised or voided, additional interest expense will be recognized at a rate of $0.28 per common share to reflect the increase in the number of shares that Laurus is able to acquire through conversion, subject to the 4.9% limitation, if applicable.

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

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Billserv also became a licensed reseller of CheckFree's e-billing software in Australia during the second quarter of 2002. Revenues by type for the three and six months ended June 30, 2002 and 2001 are as follows:

                                 Three Months Ended                Six Months Ended
                           ------------------------------  -------------------------------
                           June 30, 2002    June 30, 2001  June 30, 2002    June 30, 2001
                           -------------    -------------  -------------    -------------
Service revenues:
Implementation revenues      $   79,550       $ 81,356      $  180,230       $  155,868
Transaction revenues            461,618        247,253         929,820          463,045
Consulting revenues             563,245        361,453       1,124,035          580,558
                             ----------       --------      ----------       ----------
  Total service revenues      1,104,413        690,062       2,234,085        1,199,471
Software license revenues       238,000             --         238,000               --
                             ----------       --------      ----------       ----------
  Total revenues             $1,342,413       $690,062      $2,472,085       $1,199,471
                             ==========       ========      ==========       ==========

Total revenues for the quarter ended June 30, 2002 increased 95% to $1,342,413 from $690,062 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, total revenues grew 106% to $2,472,085 from $1,199,471, respectively. The increase from the prior year periods was attributable to growth in professional consulting services, which accounted for 31% and 43% of the growth from the prior year quarter and six-month period, respectively, and transaction fee revenue, which accounted for 33% and 37% of the growth from the prior year quarter and six-month period, respectively, due to an increase in the number of implemented billers and volume of transactions. As of June 30, 2002, we had 112 billers under contract who were in various stages of development, including 96 billers that were in full production or pilot stages, as compared to 60 billers in full production or pilot stages at June 30, 2001. Although revenue from transaction fees increased significantly from the prior year periods, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment. The Company's first sale of a software license as a reseller of CheckFree's e-billing software in Australia also contributed 36% and 19% to the increases in revenue from the prior year quarter and six-month period, respectively. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market.

During the six months ended June 30, 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its ASP payment gateway technology to certain third party software vendors to be used as an OEM component of their product offering in exchange for software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The book value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,452,061 and $1,226,250 for the quarters ended June 30, 2002 and 2001, respectively, and $2,657,156 and $2,458,566 for the six months ended June 30, 2002 and 2001, respectively. The increases from the prior year periods are primarily attributable to the $228,000 cost of the CheckFree software license that was resold in the second quarter of 2002. Non-personnel related costs also increased by $23,000 and $14,000 from the prior year quarter and six-month period, respectively, due to increased transaction volumes. These increases from the prior year quarter and six-month period were offset by $26,000 and $44,000, respectively, in personnel cost reductions that were implemented in the second half of 2001.

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

Liquidity and Capital Resources

At June 30, 2002, the Company's principal sources of liquidity consisted of $1.7 million of cash and cash equivalents, including $800,000 of restricted cash, and $67,000 in short-term investments, compared to $4.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001.

The Company has pledged $1.4 million held as money market funds and certificates of deposit to collateralize margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at June 30, 2002. The margin loans are from an institutional lender and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at June 30, 2002. The Company believes it has the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate.

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

Net cash provided by financing activities was $364,000 for the six months ended June 30, 2002 and included $645,000 of draws under the Company's line of credit and the return of $577,000 pledged as collateral as discussed above. These inflows were reduced by the restriction of $800,000 as collateral for the line of credit. Net cash provided by financing activities of $4.2 million for the six months ended June 30, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 and pledge of an additional $1.0 million as collateral for related party obligations reduced net cash provided by financing activities.

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