Form 10-Q/A
period 2002-09-30
BILLSERV INC
filed 2003-06-30
CIK 1088034

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

                                 Billserv, Inc.

                                      INDEX

Part I - Financial Information                                                  Page
                                                                                ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001 ................................................  3

         Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 ....................................  4

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001 ....................................  5

         Notes to Consolidated Financial Statements .............................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ................................................ 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............. 15

Item 4.  Controls and Procedures ................................................ 15

Part II - Other Information

Item 5.  Other Information ...................................................... 16

Item 6.  Exhibits and Reports on Form 8-K ....................................... 16

Signature ....................................................................... 17

Certifications .................................................................. 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BILLSERV, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                             September 30, 2002         2001
                                                                             ------------------     ------------
                                                                                (Unaudited)           (Note 1)
 Assets:
    Current assets:
       Cash and cash equivalents                                                $    660,636        $  4,173,599
       Cash pledged as collateral for related party obligations                    1,356,796           2,018,951
       Investments restricted as collateral for capital leases                        66,900             236,948
       Accounts receivable, net                                                      702,019             437,677
       Prepaid expenses and other                                                    512,194             225,795
       Related party notes receivable                                                     --             162,154
                                                                                ------------        ------------
 Total current assets                                                              3,298,545           7,255,124

    Property and equipment, net                                                    3,535,438           3,701,205
    Intangible asset, net                                                             26,250              37,500
    Other assets                                                                      95,846             421,307
                                                                                ------------        ------------
 Total assets                                                                   $  6,956,079        $ 11,415,136
                                                                                ============        ============

 Liabilities and stockholders' equity:
    Current liabilities:
       Accounts payable                                                         $    593,871        $    201,513
       Accrued expenses and other current liabilities                                524,142             664,200
       Current portion of obligations under capital leases                            11,444             148,228
       Current portion of deferred revenue                                           368,643             490,829
       Short-term borrowings                                                       1,320,136                  --
                                                                                ------------        ------------
 Total current liabilities                                                         2,818,236           1,504,770

 Deferred revenue, less current portion                                              101,730             161,800

 Stockholders' equity:
    Common stock, $.001 par value, 200,000,000 shares authorized; 20,603,799 issued and outstanding at September 30, 2002, 20,538,526 issued and outstanding at
      December 31, 2001                                                               20,604              20,539
    Additional paid-in capital                                                    46,514,409          45,909,410
    Accumulated deficit                                                          (42,498,900)        (36,181,383)
                                                                                ------------        ------------
 Total stockholders' equity                                                        4,036,113           9,748,566
                                                                                ------------        ------------
 Total liabilities and stockholders' equity                                     $  6,956,079        $ 11,415,136
                                                                                ============        ============

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended                 Nine Months Ended
                                         -----------------------------     -----------------------------
                                         September 30,    September 30,    September 30,    September 30,
                                             2002             2001             2002             2001
                                         ------------     ------------     ------------     ------------
Service revenues                         $    827,736     $    831,893     $  3,061,821     $  2,031,364
Software license revenues                          --               --          238,000               --
                                         ------------     ------------     ------------     ------------
Total revenues                                827,736          831,893        3,299,821        2,031,364

Cost of service revenues                    1,102,447        1,306,400        3,531,603        3,764,966
Cost of software license revenues                  --               --          228,000               --
                                         ------------     ------------     ------------     ------------
Total cost of revenues                      1,102,447        1,306,400        3,759,603        3,764,966
                                         ------------     ------------     ------------     ------------

Gross margin                                 (274,711)        (474,507)        (459,782)      (1,733,602)

Operating expenses:
   General and administrative                 878,567        1,052,416        3,125,010        3,324,078
   Selling and marketing                      196,960          436,248          765,521        1,810,641
   Research and development                   114,044          193,898          391,517          599,404
   Depreciation and amortization              352,750          395,054        1,117,467        1,147,311
                                         ------------     ------------     ------------     ------------
Total operating expenses                    1,542,321        2,077,616        5,399,515        6,881,434
                                         ------------     ------------     ------------     ------------

Operating loss                             (1,817,032)      (2,552,123)      (5,859,297)      (8,615,036)

Other income (expense), net:
   Interest income                             13,457           82,594           71,776          322,197
   Interest expense                          (454,096)          (8,861)        (467,378)         (33,770)
   Equity in loss of unconsolidated
     subsidiary                                   (53)              --           (7,729)              --
   Other income (expense)                     (17,981)              --          (54,889)          36,941
                                         ------------     ------------     ------------     ------------
Total other income, net                      (458,673)          73,733         (458,220)         325,368
                                         ------------     ------------     ------------     ------------

Loss before income taxes                   (2,275,705)      (2,478,390)      (6,317,517)      (8,289,668)

Income taxes                                       --               --               --               --
                                         ------------     ------------     ------------     ------------

Net loss                                 $ (2,275,705)    $ (2,478,390)    $ (6,317,517)    $ (8,289,668)
                                         ============     ============     ============     ============

Net loss per common share - basic and
   diluted                               $      (0.11)    $      (0.13)    $      (0.31)    $      (0.47)

Weighted average common shares
   outstanding - basic and diluted         20,602,074       18,535,923       20,587,093       17,584,934

See notes to interim consolidated financial statements.

                                 BILLSERV, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                2002            2001
                                                            -----------     -----------
 Cash flows from operating activities:
   Net loss                                                 $(6,317,517)    $(8,289,668)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                            1,117,467       1,147,311
     (Gain) loss on disposition                                  20,999         (36,070)
     Equity in loss of unconsolidated subsidiary                  7,729              --
     Non-cash exchange of assets                               (600,000)             --
     Loss on renegotiation of facilities lease                  345,880              --
     Issuance of common stock warrants and convertible
     debt                                                       425,509              --
   Changes in current assets and current liabilities:
     (Increase) decrease in accounts receivable                (264,342)        131,791
     Decrease in related party notes receivables                162,154         103,515
     (Increase) decrease in prepaid expenses and other         (142,123)        355,904
     Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities           245,886        (939,994)
     Decrease in deferred revenue                              (182,256)       (118,851)
                                                            -----------     -----------

   Net cash used in operating activities                     (5,180,614)     (7,646,062)

 Cash flows from investing activities:
   Purchases of property and equipment                         (405,729)       (666,049)
   Long-term deposits, net                                      188,603         170,918
   Proceeds from sales and maturities of investments                 --       1,028,680
   Proceeds from sale of equipment                               10,000              --
   Other investing activities                                    (6,126)          2,015
                                                            -----------     -----------

   Net cash provided by (used in) investing activities         (213,252)        535,564

 Cash flows from financing activities:
   Proceeds from notes payable                                2,145,000              --
   Principal payments for notes payable                        (645,000)     (1,500,000)
   Financing costs, net                                        (207,703)             --
   Principal payments for capital lease obligations            (136,784)       (133,274)
   Cash pledged as collateral for related party                 662,155      (1,008,039)
     obligations
   Issuance of common stock, net of issuance costs               63,235       6,867,021
                                                            -----------     -----------

   Net cash provided by financing activities                  1,880,903       4,225,708
                                                            -----------     -----------

 Net decrease in cash and cash equivalents                   (3,512,963)     (2,884,790)

 Cash and cash equivalents, beginning of period               4,173,599       5,171,822
                                                            -----------     -----------

 Cash and cash equivalents, end of period                   $   660,636     $ 2,287,032
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

Note 2. Comprehensive Loss

The Company's comprehensive loss is composed of net loss and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss:

                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                  ---------------------------     ---------------------------
                                      2002            2001            2002            2001
                                  -----------     -----------     -----------     -----------
Net loss                          $(2,275,705)    $(2,478,390)    $(6,317,517)    $(8,289,668)

Unrealized loss on investments             --          (7,382)             --          (9,861)
                                  -----------     -----------     -----------     -----------

Total comprehensive loss          $(2,275,705)    $(2,485,772)    $(6,317,517)    $(8,299,529)
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

The Company has pledged $1,357,000 held as money market funds and certificates of deposit to collateralize certain margin loans of three officers and an ex-officer of the Company. These funds are classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at September 30, 2002. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1,347,000 at September 30, 2002. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate. The Company believed it had the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The institutional lenders holding the funds as collateral are disputing this claim, solely relying upon the strict interpretation of the loan guarantee agreements. Therefore, the funds are not currently available for the Company's use as of the date of this report. In light of this dispute, the Company is attempting to negotiate a resolution of this matter with the lenders.

Note 5. Nonmonetary Transactions

During the nine months ended September 30, 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its Application Service Provider ("ASP") payment gateway technology to certain third party software vendors to be used as an original equipment manufacturer ("OEM") component of their product offering in exchange for software products from those vendors. The Company accounted for these transactions in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". These exchanges were determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the products received by the Company were expected to be deployed and utilized as productive assets. The Company recognized revenue related to these transactions at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the assets transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

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

Note 9. Subsequent Event - Going Concern

Due to a material shortfall from anticipated revenues in the third quarter of 2002 and the inability to access its funds held as collateral to guarantee certain executive margin loans (see Note 4) after attempting to retrieve such funds during the fourth quarter of 2002, the Company believes that its current available cash and cash equivalents and investment balances along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced its workforce by 36 employees on November 13, 2002 and is currently aggressively pursuing strategic alternatives, including investment in or sale of the Company. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

Since we have a significant amount of investment in infrastructure and a certain level of fixed operating expenses, achieving profitability depends on the volume of transactions we process and the revenue we generate from these transactions, as well as other services performed for our customers. During the third quarter of 2002, we announced the rebranding and reorganization of our product line under the eServ brand name, which is a federally registered trademark owned by Billserv. This new organization and branding was done in order to consolidate our products under one identifiable and proprietary brand name, and distinguish our comprehensive customizable EBPP offering marketed under the eServ Select product group from our standard, parameter-driven EBPP offering marketed under the eServ Express product group. We do not expect this action to have a significant effect on continuing operations and there were no significant changes made to any of our service products as a result of this action. The components of our service offering, all of which are currently available to customers and have generated revenue to date with the exception of our electronic publishing and storage services, include:

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

Results of Operations

Billserv's revenues are principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. Billserv also became a licensed reseller of CheckFree's e-billing software in Australia during the second quarter of 2002. Revenues by type for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                 Three Months Ended                 Nine Months Ended
                            -----------------------------     ------------------------------
                            September 30,   September 30,     September 30,    September 30,
                                2002            2001              2002              2001
                            -------------   -------------     -------------    -------------
 Service revenues:
 Implementation revenues      $ 74,791        $173,363        $  255,021        $  329,231
 Transaction revenues          505,677         343,141         1,435,497           806,186
 Consulting revenues           247,268         315,389         1,371,303           895,947
                              --------        --------        ----------        ----------
   Total service revenues      827,736         831,893         3,061,821         2,031,364
 Software license revenues          --              --           238,000                --
                              --------        --------        ----------        ----------
   Total revenues             $827,736        $831,893        $3,299,821        $2,031,364
                              ========        ========        ==========        ==========

Total revenues for the quarter ended September 30, 2002 decreased slightly to $827,736 from $831,893 for the quarter ended September 30, 2001. Transaction revenues increased 47% due to an increase in the volume of transactions. This increase was offset by decreases in implementation and consulting revenues due to less demand for such services in the current quarter. For the nine months ended September 30, 2002 and 2001, total revenues grew 62% to $3,299,821 from $2,031,364, respectively. The increase from the prior year period was primarily attributable to growth in transaction fee revenue, which accounted for 50% of the growth from the prior year nine-month period, due to an increase in the volume of transactions. The increase in professional consulting fees, which includes revenue from the licensing of ASP payment gateway technology, accounted for 37% of the growth from the prior year nine-month period due to the nonmonetary transactions discussed below. As of September 30, 2002, we had 114 billers under contract who were in various stages of development, including 102 billers that were in full production or pilot stages, as compared to 67 billers in full production or pilot stages at September 30, 2001. Although revenue from transaction fees increased significantly from the prior year periods, transaction fees are not likely to become the major revenue source until consumer adoption rates increase. While consumer adoption rates cannot be controlled, we are working with our clients and partners to promote EBPP through consumer education and marketing programs and the utilization of programmatic adoption driving services such as Preferred Enrollment. The Company's first sale of a software license as a reseller of CheckFree's e-billing software in Australia also contributed 18% to the increase in revenue from the prior year nine-month period. The sale was made to an Australian billing service provider that is also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market.

During the nine months ended September 30, 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its ASP payment gateway technology to certain third party software vendors to be used as an OEM component of their product offering in exchange for software products from those vendors. These exchanges were determined to culminate the earning process and the Company recognized revenue related to these transactions at the fair value of the software received in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company has capitalized the software received and is depreciating these assets over their estimated useful lives of three years.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $1,102,447 and $1,306,400 for the quarters ended September 30, 2002 and 2001, respectively, and $3,759,603 and $3,764,966 for the nine months ended September 30, 2002 and 2001, respectively. The decrease from the prior year quarter is primarily attributable to $244,000 in personnel cost reductions that were implemented in the second half of 2001, which was offset by an increase in non-personnel related costs of $48,000 due to increased transaction volumes. The resulting personnel cost savings from the prior year period of $288,000 were offset by the $228,000 cost of the CheckFree software license that was resold in the second quarter of 2002 and an increase in non-personnel related costs of $62,000 due to increased transaction volumes.

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

Liquidity and Capital Resources

At September 30, 2002, the Company's principal sources of liquidity consisted of $661,000 of cash and cash equivalents and $67,000 in short-term investments, compared to $4.2 million of cash and cash equivalents and $237,000 in short-term investments at December 31, 2001. Included in the current assets at September 30, 2002 is $1,357,000 in money market funds and certificates of deposit being used to collateralize certain margin loans of three officers and an ex-officer of the Company. These funds are classified as cash pledged as collateral for related party obligations on the Company's balance sheet at September 30, 2002. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise more capital through private equity placements. The sale of the Company's common stock by these officers may have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1,347,000 at September 30, 2002 and has decreased from approximately $2.0 million at December 31, 2001. The agreements provide for the Company to terminate its guarantees at its sole discretion, and at the time the Company entered into these agreements, the value of the stock pledged by the officers to secure their margin loans exceeded the balance of the loans in the aggregate. The Company believed it had the unrestricted legal right to use the pledged funds for its operations if necessary based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. The institutional lenders holding the funds as collateral are disputing this claim, solely relying upon the strict interpretation of the loan guarantee agreements. Therefore, the funds are not currently available for the Company's use as of the date of this report. In light of this dispute, the Company is attempting to negotiate a resolution of this matter with the lenders.

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

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2002 and included the borrowing of $1.5 million under a convertible debt agreement, and the return of $662,000 pledged as collateral as discussed above. Net cash provided by financing activities of $4.2 million for the nine months ended September 30, 2001 resulted from proceeds, net of issuance costs, of $6.8 million from the issuance of common stock under the March 2001 private placement offering. The $1.5 million repayment of the outstanding line of credit in January 2001 and pledge of an additional $1.0 million as collateral for related party obligations reduced the amount of net cash provided by financing activities.

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

On August 26, 2002, the Company announced that it had received a letter from Nasdaq advising the Company that for a period of 30 consecutive trading days, the price of the Company's common stock closed below the minimum price of $1.00 per share as required for continued listing on the Nasdaq National Market. Under the Nasdaq Marketplace Rule, if the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days before November 19, 2002, the Company will regain share price compliance. If the Company is not compliant by that date, Nasdaq will provide the Company with written notification that the Company's securities will be delisted from the Nasdaq National Market. If that were to occur, the Company may at that time appeal for an extension to a Nasdaq Listing Qualifications Panel. The letter also stated that the Company could apply to transfer its common stock to the Nasdaq SmallCap Market, which makes available an extended grace period, up to an additional 270 days, for the minimum $1.00 bid price requirement. During this period, the Company would also have the ability to transfer back to the Nasdaq National Market if it maintained a closing bid price equal to or greater than $1.00 for 30 consecutive trading days and if the Company complies with all other continued listing requirements for that market.

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

                                        Billserv, Inc.


Date: June 25, 2003                     /s/ Terri A. Hunter
                                        ----------------------------------------
                                        Terri A. Hunter
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly authorized and principal financial
                                        and accounting officer)

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