Form 10-Q
period 2003-06-30
PAYMENT DATA SYSTEMS INC
filed 2003-08-14
CIK 1088034

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-30152

                           Payment Data Systems, Inc.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

At August 1, 2003, 20,722,656 shares of the registrant's common stock, $.001 par value, were outstanding.

--------------------------------------------------------------------------------
================================================================================

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)

                                      INDEX

Part I - Financial Information                                              Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002 ............................................. 3

         Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 ...................................... 4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2003 and 2002 ...................................... 5

         Notes to Consolidated Financial Statements .......................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........19

Item 4.  Controls and Procedures .............................................19

Part II - Other Information

Item 1.  Legal Proceedings ...................................................20

Item 6.  Exhibits and Reports on Form 8-K ....................................20

Signature ....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2003    December 31, 2002
                                                                     -------------    -----------------
                                                                      (Unaudited)          (Note 1)
 Assets:
    Current assets:
       Cash and cash equivalents                                      $    102,340       $    286,105
       Cash pledged as collateral for related party obligations                 --          1,311,984
       Accounts receivable, net                                            630,944            659,074
       Prepaid expenses and other                                          124,165            257,810
                                                                      ------------       ------------
 Total current assets                                                      857,449          2,514,973

    Property and equipment, net                                          1,360,047          2,171,790
    Intangible asset, net                                                   15,000             22,500
                                                                      ------------       ------------
 Total assets                                                         $  2,232,496       $  4,709,263
                                                                      ============       ============

 Liabilities and stockholders' equity (deficit):
    Current liabilities:
       Accounts payable                                               $  1,478,871       $    797,211
       Accrued expenses and other current liabilities                      699,934            707,741
       Payable under related party guarantees                                   --          1,278,138
       Current portion of obligations under capital leases                  19,973             31,315
       Current portion of deferred revenue                                 203,670            309,492
       Short-term borrowings                                             1,800,000          1,800,000
                                                                      ------------       ------------
 Total current liabilities                                               4,202,448          4,923,897

 Obligations under capital leases, less current portion                     31,722             39,168
 Deferred revenue, less current portion                                     35,556             91,468

 Stockholders' equity (deficit):
    Common stock, $.001 par value, 200,000,000 shares
      authorized; 20,722,656 issued and outstanding at
      June 30, 2003, 20,603,799 issued and outstanding at
      December 31, 2002                                                     20,723             20,604
    Additional paid-in capital                                          46,793,027         46,770,186
    Accumulated deficit                                                (48,850,980)       (47,136,060)
                                                                      ------------       ------------
 Total stockholders' equity (deficit)                                   (2,037,230)          (345,270)
                                                                      ------------       ------------
 Total liabilities and stockholders' equity (deficit)                 $  2,232,496       $  4,709,263
                                                                      ============       ============

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                 Six Months Ended
                                        ------------------------------    ------------------------------
                                        June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                        -------------    -------------    -------------    -------------
Service revenues                         $    947,406     $  1,104,413     $  1,851,145     $  2,234,085
Software license revenues                          --          238,000               --          238,000
                                         ------------     ------------     ------------     ------------
Total revenues                                947,406        1,342,413        1,851,145        2,472,085
Cost of service revenues                      702,929        1,224,061        1,419,970        2,429,156
Cost of software license revenues                  --          228,000               --          228,000
                                         ------------     ------------     ------------     ------------
Total cost of revenues                        702,929        1,452,061        1,419,970        2,657,156
                                         ------------     ------------     ------------     ------------
Gross margin                                  244,477         (109,648)         431,175         (185,071)
Operating expenses:
   General and administrative                 573,337        1,281,749        1,127,861        2,246,443
   Selling and marketing                       40,388          245,973           66,199          568,561
   Research and development                    32,390          138,798           71,940          277,473
   Provision for impairment of assets         200,000               --          200,000               --
   Depreciation and amortization              281,846          340,718          604,352          764,717
                                         ------------     ------------     ------------     ------------
Total operating expenses                    1,127,961        2,007,238        2,070,352        3,857,194
                                         ------------     ------------     ------------     ------------

Operating loss                               (883,484)      (2,116,886)      (1,639,177)      (4,042,265)

Other income (expense), net:
   Interest income                                 26           22,342            4,194           58,319
   Interest expense                           (16,387)          (7,660)         (60,780)         (13,282)
   Equity in loss of unconsolidated
     subsidiary                                    --           (9,856)              --           (7,676)
   Other income (expense)                     (13,117)         (37,122)         (19,157)         (36,908)
                                         ------------     ------------     ------------     ------------
Total other income, net                       (29,478)         (32,296)         (75,743)             453
                                         ------------     ------------     ------------     ------------

Loss before income taxes                     (912,962)      (2,149,182)      (1,714,920)      (4,041,812)

Income taxes                                       --               --               --               --
                                         ------------     ------------     ------------     ------------
Net loss                                 $   (912,962)    $ (2,149,182)    $ (1,714,920)    $ (4,041,812)
                                         ============     ============     ============     ============
Net loss per common share - basic and
   diluted                               $      (0.04)    $      (0.10)    $      (0.08)    $      (0.20)
Weighted average common shares
   outstanding - basic and diluted         20,722,656       20,581,126       20,704,523       20,579,479

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               2003            2002
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $(1,714,920)    $(4,041,812)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              604,352         764,717
    Loss on impairment of assets                               200,000              --
    (Gain) loss on disposition                                      --           3,017
    Equity in loss of unconsolidated subsidiary                     --           7,676
    Non-cash exchange of assets                                     --        (600,000)
    Loss on renegotiation of facilities lease                       --         345,880
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                  28,130        (399,344)
    Decrease in related party notes receivables                     --         162,154
    (Increase) decrease in prepaid expenses and other          133,645        (164,731)
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities           673,853         462,351
    Decrease in deferred revenue                              (161,734)        (49,912)
                                                           -----------     -----------
  Net cash used in operating activities                       (236,674)     (3,510,004)
Cash flows from investing activities:
  Purchases of property and equipment                               --        (390,597)
  Long-term deposits, net                                           --         176,174
  Proceeds from sale of equipment                                   --           3,000
  Other investing activities                                        --          (6,126)
                                                           -----------     -----------
  Net cash provided by (used in) investing activities               --        (217,549)
Cash flows from financing activities:
  Cash pledged as collateral for related party               1,311,984         577,115
    obligations
  Payments for related party obligations                    (1,278,138)             --
  Proceeds from notes payable                                       --         645,000
  Increase in restricted cash for collateral on note                --        (800,000)
    payable
  Principal payments for capital lease obligations              (3,897)        (97,339)
  Issuance of common stock, net of issuance costs               22,960          39,145
                                                           -----------     -----------
  Net cash provided by financing activities                     52,909         363,921
                                                           -----------     -----------
Net decrease in cash and cash equivalents                     (183,765)     (3,363,632)
Cash and cash equivalents, beginning of period                 286,105       4,173,599
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $   102,340     $   809,967
                                                           ===========     ===========

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. ("PDS" or the "Company"), formally known as Billserv, Inc., have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. In prior fiscal years, the Company had been in the development stage, but is no longer considered to be a development stage company.

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

                                          Three Months Ended June 30,      Six Months Ended June 30,
                                          ---------------------------     ---------------------------
                                              2003            2002            2003            2002
                                          -----------     -----------     -----------     -----------
Net loss, as reported                     $  (912,962)    $(2,149,182)    $(1,714,920)    $(4,041,812)
Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects       (175,356)       (480,691)       (366,330)     (1,117,710)
                                          -----------     -----------     -----------     -----------
Pro forma net loss                         (1,088,318)     (2,629,873)     (2,081,250)     (5,159,522)
                                          ===========     ===========     ===========     ===========
Net loss per common share - basic
and diluted, as reported                  $     (0.04)    $     (0.10)    $     (0.08)    $     (0.20)
Net loss per common share - basic
and diluted, pro forma                    $     (0.05)    $     (0.13)    $     (0.10)    $     (0.25)

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Note 3. Related Party Transactions

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the fourth quarter of 2002, the Company recognized a loss of $1,278,000 and recorded a corresponding payable related to the probable loss. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Note 4. Going Concern

The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans (see Note 3) after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced expenditures for operating requirements, including a reduction of 36 employees in its workforce in November 2002, and sold substantially all of its assets on July 25, 2003 (see
Note 5). The satisfactory completion of an additional investment in the Company may be essential to provide sufficient cash flows to meet future operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Note 5. Subsequent Event - Asset Sale

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The board of directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,038,000 at June 30, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $20,000 and $32,000, respectively, at June 30, 2003. The assets sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue, therefore, the Company has ceased its primary operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments presence. During the quarters ended June 30, 2003 and 2002, these continuing operations provided revenue of $29,000 and $18,000, respectively. During the six months ended June 30, 2003 and 2002, these continuing operations provided revenue of $53,000 and $33,000, respectively.

At Closing, the Purchaser paid the Company $4,100,000 in cash. The Company may earn an additional $700,000 based upon two earnouts calculated upon gross revenues of the Business for the four consecutive quarters following the Closing, the first quarter of which begins the first day of the first full month after the Closing. The Sale of the Business qualifies as a change of control under the employee agreements of certain officers of the Company, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

The following unaudited pro forma financial information gives effect to the Company's disposition of the Business on July 25, 2003. The unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2003 and the year ended December 31, 2002 include the effects of the disposition as if the disposition had occurred on January 1, 2002. The following pro forma financial information, consisting of the pro forma balance sheet as of June 30, 2003, the pro forma statements of operations, and the accompanying notes, should be read in conjunction with the historical annual and quarterly financial statements and accompanying notes of the Company. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company after the disposition of the Business, or of the results of operations of the Company that would have occurred had the disposition been effected on the dates described above.

                           PAYMENT DATA SYSTEMS, INC.
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                                                                 Pro Forma       Pro Forma
                                                               Historical       Adjustments       Results
                                                              ------------     ------------     ------------
Assets:
   Current assets:
      Cash and cash equivalents (2)                           $    102,340     $  1,340,698     $  1,443,038
      Accounts receivable, net                                     630,944               --          630,944
      Prepaid expenses and other (4)                               124,165          (79,336)          44,829
                                                              ------------     ------------     ------------
Total current assets                                               857,449        1,261,362        2,118,811

   Property and equipment, net (4)                               1,360,047       (1,172,969)         187,078
   Property and equipment held for sale (11)                            --          135,000          135,000
   Intangible asset, net                                            15,000               --           15,000
                                                              ------------     ------------     ------------
Total assets                                                  $  2,232,496     $    223,393     $  2,455,889
                                                              ============     ============     ============

Liabilities and stockholders' equity (deficit):
   Current liabilities:
      Accounts payable (3)                                    $  1,478,871     $   (619,889)    $    858,982
      Accrued expenses and other current liabilities (3)           699,934          (50,000)         649,934
      Current portion of obligations under
        capital leases (5)                                          19,973          (19,973)              --
      Current portion of deferred revenue (5) (6)                  203,670         (203,670)              --
      Short-term borrowings (3)                                  1,800,000       (1,800,000)              --
                                                              ------------     ------------     ------------
Total current liabilities                                        4,202,448       (2,693,532)       1,508,916

Obligations under capital leases, less current portion (5)          31,722          (31,722)              --
Deferred revenue, less current portion (6)                          35,556          (35,556)              --

Stockholders' equity (deficit):
   Common stock, $.001 par value, 200,000,000 shares
     authorized; 20,722,656 issued and outstanding at
     June 30, 2003                                                  20,723               --           20,723
   Additional paid-in capital                                   46,793,027               --       46,793,027
   Accumulated deficit                                         (48,850,980)       2,984,203      (45,866,777)
                                                              ------------     ------------     ------------
Total stockholders' equity (deficit)                            (2,037,230)       2,984,203          946,973
                                                              ------------     ------------     ------------
Total liabilities and stockholders' equity (deficit)          $  2,232,496     $    223,393     $  2,455,889
                                                              ============     ============     ============

                           PAYMENT DATA SYSTEMS, INC.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                          Pro Forma        Pro Forma
                                                        Historical       Adjustments        Results
                                                       ------------     ------------     ------------
Service revenues                                       $  1,851,145     $ (1,798,074)    $     53,071
Software license revenues                                        --               --               --
                                                       ------------     ------------     ------------
Total revenues (7)                                        1,851,145       (1,798,074)          53,071

Cost of service revenues                                  1,419,970       (1,382,707)          37,263
Cost of software license revenues                                --               --               --
                                                       ------------     ------------     ------------
Total cost of revenues (7)                                1,419,970       (1,382,707)          37,263
                                                       ------------     ------------     ------------

Gross margin                                                431,175         (415,367)          15,808

Operating expenses:
   Selling, general and administrative (8)                1,194,060               --        1,194,060
   Research and development (8)                              71,940               --           71,940
   Provision for impairment of assets                       200,000               --          200,000
   Depreciation and amortization (9)                        604,352         (508,822)          95,530
                                                       ------------     ------------     ------------
Total operating expenses                                  2,070,352         (508,822)       1,561,530
                                                       ------------     ------------     ------------

Operating loss                                           (1,639,177)          93,455       (1,545,722)

Other income (expense), net:
   Interest income                                            4,194               --            4,194
   Interest expense (10)                                    (60,780)          59,178           (1,602)
   Other income (expense)                                   (19,157)              --          (19,157)
                                                       ------------     ------------     ------------
Total other income, net                                     (75,743)          59,178          (16,565)
                                                       ------------     ------------     ------------

Loss from continuing operations before income taxes      (1,714,920)         152,633       (1,562,287)
Income taxes                                                     --               --               --
                                                       ------------     ------------     ------------

Net loss from continuing operations                      (1,714,920)         152,633       (1,562,287)

Discontinued operations:
   Net loss from discontinued operations                         --         (152,633)        (152,633)
   Gain on disposition of discontinued operations                --               --               --
                                                       ------------     ------------     ------------

Net loss                                               $ (1,714,920)    $         --     $ (1,714,920)
                                                       ============     ============     ============

Per common share - basic and diluted:
Net loss from continuing operations                                                      $      (0.07)
Net loss from discontinued operations                                                    $      (0.01)
                                                                                         ------------

Net loss                                                                                 $      (0.08)
                                                                                         ============

Weighted average common shares outstanding                                                 20,704,523

                           PAYMENT DATA SYSTEMS, INC.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                       Pro Forma        Pro Forma
                                                      Historical      Adjustments        Results
                                                     ------------     ------------     ------------
Service revenues                                     $  3,968,554     $ (3,891,484)    $     77,070
Software license revenues                                 238,000         (238,000)              --
                                                     ------------     ------------     ------------
Total revenues (7)                                      4,206,554       (4,129,484)          77,070

Cost of service revenues                                4,462,344       (4,403,605)          58,739
Cost of software license revenues                         228,000         (228,000)              --
                                                     ------------     ------------     ------------
Total cost of revenues (7)                              4,690,344       (4,631,605)          58,739
                                                     ------------     ------------     ------------

Gross margin                                             (483,790)         502,121           18,331

Operating expenses:
   Selling, general and administrative (8)              4,822,459               --        4,822,459
   Research and development (8)                           461,065               --          461,065
   Provision for impairment of assets                     855,117               --          855,117
   Depreciation and amortization (9)                    1,658,886       (1,467,826)         191,060
                                                     ------------     ------------     ------------
Total operating expenses                                7,797,527       (1,467,826)       6,329,701
                                                     ------------     ------------     ------------

Operating loss                                         (8,281,317)       1,969,947       (6,311,370)

Other income (expense), net:
   Interest income                                         81,799               --           81,799
   Interest expense (10)                               (1,114,798)       1,091,886          (22,912)
   Equity in loss of unconsolidated subsidiary             (7,729)              --           (7,729)
   Loss on related party guarantees                    (1,278,138)              --       (1,278,138)
   Other income (expense)                                (354,494)              --         (354,494)
                                                     ------------     ------------     ------------
Total other income, net                                (2,673,360)       1,091,886       (1,581,474)
                                                     ------------     ------------     ------------

Loss from continuing operations before income
   taxes                                              (10,954,677)       3,061,833       (7,892,844)
Income taxes                                                   --               --               --
                                                     ------------     ------------     ------------

Net loss from continuing operations                   (10,954,677)       3,061,833       (7,892,844)

Discontinued operations:
   Net loss from discontinued operations                       --       (3,061,833)      (3,061,833)
   Gain on disposition of discontinued operations              --               --               --
                                                     ------------     ------------     ------------

Net loss                                             $(10,954,677)    $         --     $(10,954,677)
                                                     ============     ============     ============

Per common share - basic and diluted:
Net loss from continuing operations                                                    $      (0.38)
Net loss from discontinued operations                                                  $      (0.15)
                                                                                       ------------

Net loss                                                                               $      (0.53)
                                                                                       ============

Weighted average common shares outstanding                                               20,591,304

Notes to the Pro Forma Financial Information:

(1) The pro forma adjustments above give effect to the Company's disposition of the Business on July 25, 2003 to the Purchaser. The pro forma adjustments consider only that portion of the consideration received at the closing of the transaction ($4,126,000 in cash). The pro forma adjustments for the balance sheet are reflected as if the disposition had occurred on the balance sheet date. The pro forma adjustments for the statements of operations reflect the elimination of financial activity from the Company's divested operations along with the pro forma effect of the disposition as if the disposition had occurred on January 1, 2002.
(2) The adjustment reflects the cash proceeds from the sale of $4,126,000 less the payments required to be made to secured creditors at the time of Closing, including a broker fee of $315,000 (see note 3).
(3) The adjustments represent amounts due to secured creditors that were required to be paid at the time of Closing as a condition of the Sale.
(4) The adjustment represents the carrying value of the assets that were sold to the Purchaser, excluding $135,000 of property and equipment that was reclassified as held for sale (see note 11).
(5) The adjustments give effect to the liabilities assumed by the Purchaser, including deferred revenue of $54,000.
(6) The adjustments reflect the recognition of the deferred revenue that related to the customer list that was sold as part of the Business.
(7) The adjustments give effect to the revenues and related costs of revenues of the Business that was sold to the Purchaser.
(8) Although no pro forma adjustments were made, the Company estimates that cost savings related to these expenses resulting from the disposition of the Business, including the termination of personnel that were hired by the Purchaser subsequent to the Sale, are approximately $800,000 and $4.3 million for the six months ended June 30, 2003 and year ended December 31, 2002, respectively.
(9) The adjustments give effect to the depreciation and amortization expense related to the assets that were sold to the Purchaser.
(10) The adjustment gives effect to the interest savings as a result of the short-term borrowings being paid in full as a condition of the Sale at the Closing (see note 3).
(11) The adjustment represents additional assets available for sale as a result of the release of creditor liens at the Closing and excess capacity subsequent to the Sale.

Note 6. Subsequent Events - Other

On July 29, 2003, the Company amended its articles of incorporation to change its name to Payment Data Systems, Inc. The Company expects to begin trading on the Nasdaq OTC market under a new symbol, PAYS, in August 2003.

In March 2003, the Company's amended five-year operating lease for its corporate headquarters was terminated by the lessor for nonpayment of rent. Subsequently, the lessor executed a monthly lease with no renewal option for approximately 25,000 square feet with the Company. In August 2003, the Company signed a 3-year lease for approximately 4,200 square feet that will serve as the Company's new headquarters.

On August 6, 2003, Payment Data Systems, Inc., formerly Billserv, Inc. (the "Registrant"), a Nevada corporation, became aware that certain shareholders of the Registrant commenced legal action against the Registrant and certain of its current and former directors in the District Court of the 45th Judicial District, Bexar County, Texas seeking recovery for alleged improper disclosure of the Registrant's right to access funds held by certain institutional lenders (the "Suit").

The Registrant believes the Suit to be without merit, and intends to vigorously defend itself and those current and former directors of the Registrant named as defendants therein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. All references to "we," "us" or "our" in this Form 10-Q mean Payment Data Systems, Inc. ("PDS" or the "Company").

Overview

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price") plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The board of directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,038,000 at June 30, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $20,000 and $32,000, respectively, at June 30, 2003. The assets sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue, therefore, the Company has ceased its primary operations, but will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments presence. During the quarters ended June 30, 2003 and 2002, these continuing operations provided revenue of $29,000 and $18,000, respectively. During the six months ended June 30, 2003 and 2002, these continuing operations provided revenue of $53,000 and $33,000, respectively.

Prior to the Sale, PDS provided electronic bill presentment and payment ("EBPP") and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allowed companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. PDS offered services to consolidate customer billing information and then securely deliver an electronic bill to the biller's own payment Web site hosted by PDS, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allowed billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. PDS also provided Internet-based customer care interaction services and professional services to assist with the implementation and maintenance of an electronic bill offering. As a condition of the sale to Saro, Inc., the principal employees of PDS agreed to non-compete provisions covering the presentment of electronic bills. The Company will continue to operate an Internet bill presentment and payment portal for consumers under the domain name www.bills.com and plans to provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the ACH network.

Since inception, we have incurred operating losses each quarter, and as of June 30, 2003, we have an accumulated deficit of $48.7 million. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues. Revenue and operating results will depend on the volume of payment transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer's demands are difficult to forecast. Although we systematically budget for planned outlays and maintain tight controls on our expenditures, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

Critical Accounting Policies

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Revenue Recognition

Prior to December 31, 1999, the Company recognized revenue generated from up-front fees upon completion of an implementation project. These up-front fees are charged for the work involved in implementing the basic functionality required to provide EBPP services to customers. These set-up procedures include tasks such as establishing connectivity, design and construction of the hosted Web site, and conversion of the paper bill print stream to an electronic format. In December 1999, the SEC issued SAB 101, which requires that revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. The Company adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect has been recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which are primarily three to five years in length. At June 30, 2003 and December 31, 2002, deferred revenue was $239,226 and $400,960, respectively. We anticipate that transaction fees and other services will make up a larger percentage of total revenue in future periods, which will further reduce the effect that deferring implementation fee revenue has on our current operating results. However, the volume of transactions and amount of related revenue we will generate in future periods is dependent upon, among other things, the rate at which consumers utilize EBPP.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. There were no write-offs or bad debt expense recorded to the allowance for doubtful accounts for the six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, the balance of the allowance for doubtful accounts was $47,197. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. An impairment loss of $200,000 was recorded in the quarter ended June 30, 2003 and an impairment loss of $855,000 was recorded in 2002.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the tax assets carried on our balance sheet as of June 30, 2003 will be fully realized in future periods. FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for 2002 is a net increase of $3.7 million. At December 31, 2002, the Company has available net operating loss carryforwards of approximately $34.8 million, which expire beginning in the year 2020.

Results of Operations

Prior to the Sale, our revenues were principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. PDS also became a licensed reseller of CheckFree's e-billing software in Australia during 2002. The components of our service offering that generated revenue through June 30, 2003, include:

      o Internet billing services for EBPP through a PDS-hosted payment Web site, secure direct delivery to the consumer's email inbox, or distribution via bill aggregators.
      o Internet-enabled, interactive customer care services on an in-house or outsourced basis.

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

Revenues by type for the three and six months ended June 30, 2003 and 2002 are as follows:

                                      Three Months Ended                  Six Months Ended
                               -------------------------------     -------------------------------
                               June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                               -------------     -------------     -------------     -------------
Service revenues:
Implementation revenues          $   59,066        $   79,550        $  110,485        $  180,230
Transaction revenues                588,717           461,618         1,171,954           929,820
Consulting revenues                 299,623           563,245           568,706         1,124,035
                                 ----------        ----------        ----------        ----------
  Total service revenues            947,406         1,104,413         1,851,145         2,234,085
Software license revenues                --           238,000                --           238,000
                                 ----------        ----------        ----------        ----------
  Total revenues                 $  947,406        $1,342,413        $1,851,145        $2,472,085
                                 ==========        ==========        ==========        ==========

Total revenues for the quarter ended June 30, 2003 decreased 29% to $947,406 from $1,342,413 for the quarter ended June 30, 2002. Total revenues for the six months ended June 30, 2003 decreased 25% to $1,851,145 from $2,472,085 for the six months ended June 30, 2002. The decrease from the prior year periods was primarily attributable to a decrease in consulting revenues, which includes revenue from the licensing of the Company's gateway technology. The decrease in consulting revenues was partially offset by the increase in transaction fee revenue, which grew due to an increase in the number of implemented billers and volume of transactions. As of June 30, 2003, we had 121 billers under contract who were in various stages of development, including 112 billers that were in full production or pilot stages, as compared to 96 billers in full production or pilot stages at June 30, 2002. The Company's lack of any software license sales in the quarter ended June 30, 2003 as a reseller of CheckFree's e-billing software in Australia also contributed to the decreases in total revenue from the prior year quarter and six-month period.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $702,929 and $1,452,061 for the quarters ended June 30, 2003 and 2002, respectively, and $1,419,970 and $2,657,156 for the six months ended June 30, 2003 and 2002, respectively. The decrease from the prior year periods is primarily the result of lower salary and benefit costs due to the personnel reductions during 2002. Also contributing to the decrease was the absence of CheckFree software license costs in the quarter ended June 30, 2003 as compared to the $228,000 cost of the software license that was resold in the second quarter of 2002.

General and administrative expenses decreased to $573,337 and $1,127,861 for the quarter and six months ended June 30, 2003, respectively, from $1,281,749 and $2,246,443 for the comparable periods of 2002, respectively. The decreases in such expenses from the prior year periods were due to lower salary and benefit costs due to the personnel reductions during 2002, which contributed 30% and 35% to the decrease from the prior year quarter and period, respectively, and lower rental expenses under the Company's amended lease agreement, which contributed 22% and 26% to the decrease from the prior year quarter and period, respectively. In addition, the Company incurred a one-time charge of $312,000 in the second quarter of 2002 related to amending the lease terms for its corporate headquarters, which contributed 43% and 27% to the decrease in general and administrative expenses from the prior year quarter and period, respectively.

Selling and marketing expenses decreased to $40,388 and $66,199 for the quarter and six months ended June 30, 2003, respectively, from $245,973 and $568,561 for the comparable periods of 2002, respectively. The decreases from the prior year periods were primarily the result of reductions in our direct sales staff, which contributed 92% and 90% to the decrease from the prior year quarter and period, respectively, as well as lower related travel expenses, which contributed 4% to the decrease from both the prior year quarter and period.

Research and development expenses consist primarily of the cost of personnel devoted to the design of new processes that will improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer applications, and integration of third-party applications. These expenses decreased 77% and 74% in the first quarter and six months of 2003 from the prior year quarter and period, respectively, due to a focus on our core competencies in order to implement and service existing products.

Depreciation and amortization decreased to $281,846 and $604,352 for the quarter and six months ended June 30, 2003, respectively, from $340,718 and $764,717 for the comparable periods of 2002, respectively. These decreases were due to lower depreciation related to certain assets that became fully depreciated during 2002. We did not purchase any property and equipment during the quarter ended June 30, 2003 and do not anticipate making any significant capital expenditures over the remaining six months of 2003.

Net other expense was $29,478 for the quarter ended June 30, 2003, compared to $32,296 for the first quarter of 2002 and reflected lower interest income as a result of lower invested balances. Net other expense was $75,743 for the six months ended June 30, 2003, as compared to net other income of $453 for the prior year period. This change from the prior year period is primarily attributable to lower interest income earned in 2003 as a result of lower invested balances and higher interest expense related to the convertible debt issued in the third quarter of 2002.

Net loss improved to $912,962 and $1,714,920 for the quarter and six months ended June 30, 2003, from $2,149,182 and $4,041,812 for the comparable periods of 2002, respectively, primarily as a result of the overall decrease in total operating expenses from the prior year periods.

Liquidity and Capital Resources

At June 30, 2003, the Company's principal source of liquidity consisted of $102,000 of cash and cash equivalents, compared to $286,000 of cash and cash equivalents at December 31, 2002. The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced expenditures for operating requirements, including a reduction of 36 employees in its workforce in November 2002, and completed the Sale of its Business in July 2003. At Closing, the Purchaser paid the Company $4,100,000 in cash. The Company may earn an additional $700,000 based upon two earnouts calculated upon gross revenues of the Business for the four consecutive quarters following the Closing, the first quarter of which begins the first day of the first full month after the Closing. Even though the purchase transaction has been completed, the Company believes that its remaining cash after payment of existing liabilities along with anticipated future revenues may be insufficient for it to continue as a going concern.

The satisfactory completion of an additional investment in the Company may be essential to provide sufficient cash flows to meet future operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $237,000 and $3.5 million for the six months ended June 30, 2003 and 2002, respectively. The Company plans to focus on expending its resources prudently given its current state of liquidity and does not expect to achieve positive cash flow from continuing operations for 2003.

There were no investing activities for the six months ended June 30, 2003 due to the Company's current state of liquidity. We do not anticipate making any significant capital expenditures during the remaining six months of 2003. Net cash used in investing activities was $218,000 for the six months ended June 30, 2002 and primarily reflected capital expenditures of approximately $391,000 for computer equipment and software offset by the return of $176,000 of deposits.

Net cash provided by financing activities was $53,000 for the six months ended June 30, 2003 and included a net return of $34,000 under the Company's guarantees of related party obligations. Net cash provided by financing activities was $364,000 for the six months ended June 30, 2002 and included $645,000 of draws under the Company's line of credit and the return of $577,000 pledged as collateral as discussed above. These inflows were reduced by the restriction of $800,000 as collateral for the line of credit.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2003, Payment Data Systems, Inc., formerly Billserv, Inc. (the "Registrant"), a Nevada corporation, became aware that certain shareholders of the Registrant commenced legal action against the Registrant and certain of its current and former directors in the District Court of the 45th Judicial District, Bexar County, Texas seeking recovery for alleged improper disclosure of the Registrant's right to access funds held by certain institutional lenders (the "Suit").

The Registrant believes the Suit to be without merit, and intends to vigorously defend itself and those current and former directors of the Registrant named as defendants therein.

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

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

10.1 Securities Purchase Agreement, dated July 25, 2002, relating to the purchase and sale of a convertible note and warrant (incorporated by reference to such exhibit in the Registrant's Current Report on Form 8-K, filed August 1, 2002)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYMENT DATA SYSTEMS, Inc.


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

Date: August 14, 2003