Form 10-Q
period 2003-09-30
PAYMENT DATA SYSTEMS INC
filed 2003-11-14
CIK 1088034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                           12500 San Pedro, Suite 120
                            San Antonio, Texas 78216
                    (Address of principal executive offices)

                                 (210) 249-4100
              (Registrant's telephone number, including area code)

                       211 North Loop 1604 East, Suite 200
                            San Antonio, Texas 78232
   (Former address of principal executive offices, changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

At November 1, 2003, 20,722,656 shares of the registrant's common stock, $.001 par value, were outstanding.


================================================================================

                           PAYMENT DATA SYSTEMS, Inc.
                            (FORMERLY BILLSERV, INC.)

                                      INDEX


Part I - Financial Information                                                                      Page
                                                                                                    ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002                                                                      3

         Consolidated Statements of Operations for the three and nine months
           ended September 30, 2003 and 2002                                                          4

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2003 and 2002                                                          5

         Notes to Consolidated Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                     10

Item 4.  Controls and Procedures                                                                     17

Part II - Other Information

Item 1.  Legal Proceedings                                                                           18

Item 2.  Changes in Securities and Use of Proceeds                                                   18

Item 4.  Submission of Matters to a Vote of Security Holders                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                            19

Signature                                                                                            20

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                           CONSOLIDATED BALANCE SHEETS



                                                                     September 30, 2003     December 31, 2002
                                                                     -------------------- ---------------------
                                                                         (Unaudited)             (Note 1)
Assets:
   Current assets:
      Cash and cash equivalents                                         $      613,655       $      286,105
      Cash pledged as collateral for related party obligations                       -            1,311,984
      Accounts receivable, net                                                 323,234              659,074
      Prepaid expenses and other                                               213,819              257,810
                                                                     -------------------- ---------------------
Total current assets                                                         1,150,708            2,514,973

   Property and equipment, net                                                 262,456              324,651
   Intangible asset, net                                                        11,250               22,500
   Other assets                                                                 30,282                    -
   Net property and equipment of discontinued operations                             -            1,847,139
                                                                     -------------------- ---------------------
Total assets                                                            $    1,454,696       $    4,709,263
                                                                     ==================== =====================

Liabilities and stockholders' equity (deficit):
   Current liabilities:
      Accounts payable                                                  $      620,645       $      797,211
      Accrued expenses and other current liabilities                           250,863              707,741
      Payable under related party guarantees                                         -            1,278,138
      Short-term borrowings                                                          -            1,800,000
      Deferred revenue                                                               -              400,960
      Obligations under capital leases of discontinued
       operations                                                                    -               70,483
                                                                     -------------------- ---------------------
Total current liabilities                                                      871,508            5,054,533

Stockholders' equity (deficit):
   Common stock, $.001 par value, 200,000,000 shares authorized; 20,722,656 issued and outstanding at September 30, 2003, 20,603,799 issued and outstanding at
     December 31, 2002                                                          20,723               20,604
   Additional paid-in capital                                               46,793,027           46,770,186
   Accumulated deficit                                                     (46,230,562)         (47,136,060)
                                                                     -------------------- ---------------------
Total stockholders' equity (deficit)                                           583,188             (345,270)
                                                                     -------------------- ---------------------
Total liabilities and stockholders' equity (deficit)                    $    1,454,696       $    4,709,263
                                                                     ==================== =====================

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                            ---------------------------------  ---------------------------------
                                             September 30,    September 30,    September 30,     September 30,
                                                 2003             2002              2003             2002
                                            ---------------- ----------------  ---------------  ----------------
Revenues                                     $      29,342    $      20,774     $      82,413     $     54,267
Cost of revenues                                    59,022           15,060            96,286           42,393
                                            ---------------- ----------------  ---------------  ----------------
Gross margin                                       (29,680)           5,714           (13,873)          11,874

Operating expenses:
   Selling, general and administrative             455,784          646,594         1,281,035        1,895,839
   Depreciation and amortization                    29,827           47,215            98,461          144,710
                                            ---------------- ----------------  ---------------  ----------------
Total operating expenses                           485,611          693,809         1,379,496        2,040,549
                                            ---------------- ----------------  ---------------  ----------------
Operating loss                                    (515,291)        (688,095)       (1,393,369)      (2,028,675)

Other income (expense), net:
   Interest income                                     299           13,457             4,493           71,776
   Interest expense                                   (643)        (454,096)          (61,423)        (467,378)
   Other income (expense)                          179,474          (17,981)          160,317          (54,889)
                                            ---------------- ----------------  ---------------  ----------------
Total other income, net                            179,130         (458,620)          103,387         (450,491)
                                            ---------------- ----------------  ---------------  ----------------
Loss from continuing operations before
   income taxes                                   (336,161)      (1,146,715)       (1,289,982)      (2,479,166)
Income taxes                                             -                -                 -                -
                                            ---------------- ----------------  ---------------  ----------------

Loss from continuing operations                   (336,161)      (1,146,715)       (1,289,982)      (2,479,166)

Discontinued operations (Note 5):
Income (loss) from discontinued
   operations, net of no income taxes              188,319       (1,128,990)         (572,780)      (3,838,351)
Gain on disposition of discontinued
   operations, net of no income taxes            2,768,260                -         2,768,260                -
                                            ---------------- ----------------  ---------------  ----------------

Net income (loss)                            $   2,620,418    $  (2,275,705)    $     905,498     $ (6,317,517)
                                            ================ ================  ===============  ================
Loss from continuing operations per
   common share - basic and diluted          $       (0.01)    $     (0.06)     $       (0.06)    $     (0.12)
Income (loss) from discontinued
   operations per common share - basic
   and diluted                               $        0.14     $     (0.05)     $        0.10     $     (0.19)
                                            ---------------- ----------------  ---------------  ----------------
Net income (loss) per common share -
   basic and diluted                         $        0.13     $     (0.11)     $        0.04     $     (0.31)
                                            ================ ================  ===============  ================
Weighted average common shares
   outstanding - basic and diluted              20,722,656       20,602,074        20,710,634       20,587,093

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                            (FORMERLY BILLSERV, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended September 30,
                                                         -----------------------------------
                                                               2003              2002
                                                         ----------------- -----------------
Cash flows from operating activities:
  Loss from continuing operations                           $ (1,289,982)     $ (2,479,166)
  Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization                                 98,461           133,460
    Issuance of common stock warrants and convertible
     debt                                                              -           425,509
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable                   335,840          (264,342)
    Decrease in related party notes receivables                        -           162,154
    (Increase) decrease in prepaid expenses and other             43,991          (142,123)
    Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities            (617,194)          245,886
    Decrease in deferred revenue                                (400,960)         (182,256)
                                                         ----------------- -----------------

  Net cash used in continuing operations                      (1,829,844)       (2,100,878)
  Net cash used in discontinued operations                      (251,972)       (3,465,943)
                                                         ----------------- -----------------
  Net cash used in operating activities                       (2,081,816)       (5,566,821)

Cash flows from investing activities:
  Purchases of property and equipment                            (25,016)           (9,522)
  Long-term deposits, net                                        (30,282)          188,603
  Proceeds from sale of equipment                              4,224,108                 -
  Other investing activities                                           -            (6,126)
                                                         ----------------- -----------------
  Net cash provided by investing activities                    4,168,810           172,955

Cash flows from financing activities:
  Cash pledged as collateral for related party                 1,311,984           662,155
    obligations
  Payments for related party obligations                      (1,278,138)                -
  Proceeds from notes payable                                          -         2,145,000
  Principal payments for notes payable                        (1,800,000)         (645,000)
  Principal payments for capital lease obligations                     -          (136,784)
  Financing costs, net                                                 -          (207,703)
  Issuance of common stock, net of issuance costs                  6,710            63,235
                                                         ----------------- -----------------

  Net cash provided by (used in) financing activities         (1,759,444)        1,880,903
                                                         ----------------- -----------------

Net increase (decrease) in cash and cash equivalents             327,550        (3,512,963)

Cash and cash equivalents, beginning of period                   286,105         4,173,599
                                                         ----------------- -----------------

Cash and cash equivalents, end of period                    $    613,655      $    660,636
                                                         ================= =================

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

                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                       --------------------------------       -------------------------------
                                             2003           2002                  2003             2002
                                             ----           ----                  ----             ----
Net income (loss), as reported           $ 2,620,418   $ (2,275,705)         $    905,498      $ (6,317,517)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects      (206,278)       (289,887)            (572,608)       (1,407,597)
                                         -----------      ----------          -----------      ------------

Pro forma net income (loss)                2,414,140      (2,565,592)             332,980        (7,725,114)
                                         ===========      ==========          ===========      ============

Net income (loss) per common share
- basic and diluted, as reported         $      0.13      $   (0.11)          $      0.04      $      (0.31)

Net income (loss) per common share
- basic and diluted, pro forma           $      0.12      $   (0.12)          $      0.02      $      (0.38)

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Note 3.  Related Party Transactions

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the fourth quarter of 2002, the Company recognized a loss of $1,278,000 and recorded a corresponding payable related to the probable loss. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

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

Note 5.  Discontinued Operations - Asset Sale

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The board of directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,068,000 at July 25, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue; therefore, the Company has ceased its primary operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. During the quarters ended September 30, 2003 and 2002, these discontinued operations provided revenue of $357,000 and $807,000, respectively. During the nine months ended September 30, 2003 and 2002, these discontinued operations provided revenue of $2,155,000 and $3,245,000, respectively. The Company retained its accounts receivable and related deferred revenue associated with the customers of the Business, as well as certain accounts payable and accrued liabilities related to the Business that the Company is responsible for but which it does not expect to incur similar costs in the future. At September 30, 2003, the Company's balance sheet included approximately $321,000 of net accounts receivable and approximately $574,000 of current liabilities that related to the operations of the Business.

At Closing, the Purchaser paid the Company $4,100,000 in cash. The Company may earn an additional $700,000 based upon two earnouts calculated upon gross revenues of the Business for the four consecutive quarters following the Closing, the first quarter of which begins the first day of the first full month after the Closing. The Sale of the Business qualifies as a change of control under the employee agreements of certain officers of the Company, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined. Subsequent to the Sale, the Company settled claims made under employee agreements by the Chief Financial Officer and Chief Marketing Officer for cash consideration of $200,000 in the aggregate, including approximately $30,000 that is contingent on the Company meeting the earnout provisions of the Sale, and terminated their respective employee agreements.

Note 6.  Market Information

On July 29, 2003, the Company amended its articles of incorporation to change its name to Payment Data Systems, Inc. The Company began trading on the Nasdaq OTC market under a new symbol, PYDS, on August 20, 2003.

Note 7.  Facilities Lease

In March 2003, the Company's amended five-year operating lease for its corporate headquarters was terminated by the lessor for nonpayment of rent. Subsequently, the lessor executed a monthly lease with no renewal option for approximately 25,000 square feet with the Company. In August 2003, the Company signed a three-year lease for approximately 4,500 square feet that will serve as the Company's headquarters.

Note 8.  Stockholders' Equity

During the nine months ended September 30, 2003, the Company issued 43,857 shares of common stock pursuant to its Employee Stock Purchase Plan at a price of $0.15 per share.

During the nine months ended September 30, 2003, the Company issued 75,000 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933 as an issuance of unregistered securities to a sophisticated investor. The Company recorded $16,250 of expense related to the issuance of this stock.

Note 9.  Legal Proceedings

On July 25, 2003, certain stockholders of the Company (such stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan (collectively, the "Plaintiffs")) commenced legal action against the Company, Ernst & Young, LLP and certain of the Company's former directors (such directors being Louis A. Hoch, Michael R. Long, David S. Jones, Roger Hemminghaus, E. Scott Crist, Peter Kirby, Richard Bergman, and Terri A. Hunter (the "Defendant Directors")) in the District Court of the 45th Judicial District, Bexar County, Texas (the "Suit"). The Plaintiffs allege, as the Suit pertains to the Company, that the Company, acting through the Defendant Directors, misstated in the Company's 2000 and 2001 Form 10-Ks the Company's ability to use for operational purposes certain Company funds pledged as security for margin loans of three Company officers. The Plaintiffs seek economic and exemplary damages, rescission, interest, attorneys' fees, and costs of court.

The Company believes the Suit to be without merit, and intends to vigorously defend itself and the Defendant Directors.

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

Overview

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The board of directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represent the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that support its service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,068,000 at July 25, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represent virtually all of the Company's assets, which it uses to produce nearly all of its revenue; therefore, the Company has ceased its primary operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. During the quarters ended September 30, 2003 and 2002, these discontinued operations provided revenue of $357,000 and $807,000, respectively. During the nine months ended September 30, 2003 and 2002, these discontinued operations provided revenue of $2,155,000 and $3,245,000, respectively.The Company retained its accounts receivable and related deferred revenue associated with the customers of the Business, as well as certain accounts payable and accrued liabilities related to the Business that the Company is responsible for but which it does not expect to incur similar costs in the future. At September 30, 2003, the Company's balance sheet included approximately $321,000 of net accounts receivable and approximately $574,000 of current liabilities that related to the operations of the Business.

Prior to the Sale, PDS provided electronic bill presentment and payment ("EBPP") and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allowed companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. PDS offered services to consolidate customer billing information and then securely deliver an electronic bill to the biller's own payment Web site hosted by PDS, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allowed billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. PDS also provided Internet-based customer care interaction services and professional services to assist with the implementation and maintenance of an electronic bill offering. As a condition of the Sale to Saro, Inc., PDS and certain principal employees of PDS agreed, for a period of two years, not to compete in the business of providing electronic bill presentment services in conjunction with bill payment solutions (the "Restricted Business"). Under such non-compete provisions, PDS and the applicable officers are prohibited from performing the Restricted Business 1) for former Restricted Business customers of PDS; or 2) in geographic areas in which PDS performed the Restricted Business prior to the Sale. The Company continues to operate an Internet electronic payment processing service for consumers under the domain name www.bills.com and provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the ACH network.

Since inception, we have incurred operating losses each quarter, and as of September 30, 2003, we have an accumulated deficit of $46.2 million. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Revenue Recognition

Prior to December 31, 1999, the Company recognized revenue generated from up-front fees upon completion of an implementation project. These up-front fees are charged for the work involved in implementing the basic functionality required to provide EBPP services to customers. These set-up procedures include tasks such as establishing connectivity, design and construction of the hosted Web site, and conversion of the paper bill print stream to an electronic format. In December 1999, the SEC issued SAB 101, which requires that revenue generated from up-front implementation fees that do not represent a separate earnings process to be recognized over the term of the related service contract. The Company adopted SAB 101 on January 1, 2000, and accordingly, revised our implementation fee revenue recognition policy to defer this type of revenue, while the related costs will be expensed as incurred. The cumulative effect of this accounting change totaled $52,273 and was recognized as a non-cash after-tax charge during the first quarter of 2000. The cumulative effect was recorded as deferred revenue to be recognized as revenue over the remaining contractual service periods, which were primarily three to five years in length. At December 31, 2002, deferred revenue was $400,960. As of September 30, 2003, there was no balance of deferred revenue due to the recognition of all remaining deferred revenue in conjunction with the sale of the Business.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. There were no write-offs or bad debt expense recorded to the allowance for doubtful accounts for the nine months ended September 30, 2003. At September 30, 2003 and December 31, 2002, the balance of the allowance for doubtful accounts was $47,197. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. An impairment loss of $200,000 was recorded in the quarter ended June 30, 2003 and an impairment loss of $855,000 was recorded in the quarter ended December 31, 2002.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the tax assets carried on our balance sheet as of September 30, 2003 will be fully realized in future periods. FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for 2002 is a net increase of $3.7 million. At December 31, 2002, the Company has available net operating loss carryforwards of approximately $34.8 million, which expire beginning in the year 2020.

Results of Continuing Operations

Subsequent to the Sale, our only continuing revenues were derived from the operation of an Internet electronic payment processing service for consumers under the domain name www.bills.com. The Company also provides integrated electronic payment services to businesses, including credit and debit card-based processing services as an Independent Sales Organization (ISO) and transaction processing via the ACH network. We processed our first ACH transactions during the quarter ended September 30, 2003, but the only component of our service offering that generated significant revenue for this quarter was the bills.com payment service. Total revenues for the quarter ended September 30, 2003 increased 41% to $29,342 from $20,774 for the quarter ended September 30, 2002. Total revenues for the nine months ended September 30, 2003 increased 52% to $82,413 from $54,267 for the nine months ended September 30, 2002. The increases from the prior year periods were primarily attributable to an increase in the number of consumers subscribing to the bills.com payment service. We anticipate generating revenue from the processing of credit card transactions under an existing electronic payment services contract during the fourth quarter of 2003.

Cost of revenues includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Cost of revenues was $59,022 and $15,060 for the quarters ended September 30, 2003 and 2002, respectively, and $96,286 and $42,393 for the nine months ended September 30, 2003 and 2002, respectively. The increases from the prior year periods are due to the higher subscriber volume of the bills.com payment service and implementation fees charged in the third quarter of 2003 by third-party payment processors to initiate electronic payment processing services.

Selling, general and administrative expenses decreased to $455,784 and $1,281,035 for the quarter and nine months ended September 30, 2003, respectively, from $646,594 and $1,895,839 for the comparable periods of 2002, respectively. The decreases in such expenses from the prior year periods were primarily due to lower salary and benefit costs due to the personnel reductions during 2002.

Depreciation and amortization decreased to $29,827 and $98,461 for the quarter and nine months ended September 30, 2003, respectively, from $47,215 and $144,710 for the comparable periods of 2002, respectively. These decreases were due to lower depreciation related to certain assets that became fully depreciated during 2002. We purchased $25,000 of software during the quarter ended September 30, 2003 and anticipate making approximately $50,000 in capital expenditures over the remaining three months of 2003.

Net other income was $179,130 for the quarter ended September 30, 2003, compared to net other expense of $458,620 for the comparable quarter of 2002. Net other income was $103,387 for the nine months ended September 30, 2003, as compared to net other expense of $450,491 for the prior year period. These changes were primarily attributable to $445,000 of interest expense recognized in the third quarter of 2002 related to the Company's convertible debt and $165,000 of consulting fees recognized in other income in the third quarter of 2003 for transitional EBPP consulting services provided to the Company's former equal partner in an EBPP joint venture in Australia. The joint venture was dissolved as a result of the Company's sale of the Business during the third quarter of 2003. The changes from the prior year periods also reflect lower interest income earned in 2003 as a result of lower invested balances.

Loss from continuing operations improved to $336,161 and $1,146,715 for the quarter and nine months ended September 30, 2003, from $1,289,982 and $2,479,166 for the comparable periods of 2002, respectively, primarily as a result of the overall decrease in total operating expenses and interest expense from the prior year periods.

Results of Discontinued Operations

The following table presents the operating results of the Company's Business for the three and nine-month periods ended September 30, 2002 and 2003, which are reflected as discontinued operations in the Consolidated Statements of Operations.

                                                   Three Months Ended                 Nine Months Ended
                                            ---------------------------------  ---------------------------------
                                             September 30,    September 30,    September 30,     September 30,
                                                 2003             2002              2003             2002
                                            ---------------- ----------------  ---------------  ----------------
Service revenues:
Transaction revenues                         $     155,047    $     484,903     $   1,273,931     $  1,381,230
Implementation revenues                            146,080           74,791           256,564          265,021
Consulting revenues                                 56,081          247,268           624,787        1,361,303
                                            ---------------- ----------------  ---------------  ----------------
  Total service revenues                           357,208          806,962         2,155,282        3,007,554
Software license revenues                                -                -                 -          238,000
                                            ---------------- ----------------  ---------------  ----------------
  Total revenues                                   357,208          806,962         2,155,282        3,245,554

Cost of service revenues                            53,743        1,087,387         1,436,449        3,489,210
Cost of software license revenues                        -                -                 -          228,000
                                            ---------------- ----------------  ---------------  ----------------
Total cost of revenues                              53,743        1,087,387         1,436,449        3,717,210

Gross margin                                       303,465         (280,425)          718,833         (471,656)

General and administrative                           6,388          231,973           308,998        1,229,171
Selling and marketing                               54,634          196,960           120,833          765,521
Research and development                            10,615          114,044            82,555          391,517
Provision for impairment of assets                       -                -           200,000                -
Depreciation and amortization                       43,509          305,535           579,227          972,757
Equity in loss of unconsolidated
   subsidiary                                            -               53                 -            7,729
                                            ---------------- ----------------  ---------------  ----------------

Income (loss) from discontinued
   operations                                $     188,319    $  (1,128,990)    $    (572,780)    $ (3,838,351)
                                            ================ ================  ===============  ================

Prior to the Sale, our revenues were principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. PDS also became a licensed reseller of CheckFree's e-billing software in Australia during 2002. The components of our service offering that generated revenue through July 25, 2003, include:

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

Total revenues for the quarter ended September 30, 2003 decreased 56% to $357,208 from $806,962 for the quarter ended September 30, 2002. Total revenues for the nine months ended September 30, 2003 decreased 34% to $2,155,282 from $3,245,554 for the nine months ended September 30, 2002. The decreases from the prior year periods were partially attributable to the Sale of the Business, which resulted in revenue generated by the Business being recognized only through July 25, 2003 for the third quarter of 2003. This decrease in revenues was partially offset by the increase in implementation fee revenue, due to the recognition of the remaining balance of deferred revenue upon the sale of the Business. The decrease from the prior year nine-month period was also attributable to a decrease in consulting revenues, which includes revenue from the licensing of the Company's gateway technology. The Company's lack of any software license sales in 2003 as a reseller of CheckFree's e-billing software in Australia also contributed to the decreases in total revenue from the prior year nine-month period.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third-party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues was $53,743 and $1,087,387 for the quarters ended September 30, 2003 and 2002, respectively, and $1,436,449 and $3,717,210 for the nine months ended September 30, 2003 and 2002, respectively. The decreases from the prior year periods were partially attributable to the Sale of the Business, which resulted in costs of revenue incurred by the Business being recognized only through July 25, 2003 for the third quarter of 2003. The decreases were also attributable to lower salary and benefit costs due to the personnel reductions during 2002. Also contributing to the decrease was the absence of CheckFree software license costs in 2003 as there were no related software license sales in the same period.

General and administrative expenses directly related to the Business consisted of rent and costs of personnel providing support services for EBPP operations. These expenses decreased to $6,388 and $308,998 for the quarter and nine months ended September 30, 2003, respectively, from $231,973 and $1,229,171 for the comparable periods of 2002, respectively. The decreases from the prior year periods were partially attributable to the Sale of the Business, which resulted in such expenses incurred by the Business being recognized only through July 25, 2003 for the third quarter of 2003. The decreases were also due to lower salary and benefit costs due to the personnel reductions during 2002, and lower rental expenses under the Company's amended lease agreement.

Selling and marketing expenses directly related to the Business decreased to $54,634 and $120,833 for the quarter and nine months ended September 30, 2003, respectively, from $196,960 and $765,521 for the comparable periods of 2002, respectively. The decreases from the prior year periods were partially attributable to the Sale of the Business, which resulted in such expenses incurred by the Business being recognized only through July 25, 2003 for the third quarter of 2003. The decreases were also due to reductions in our direct sales staff.

Research and development expenses directly related to the Business consisted primarily of the cost of personnel devoted to the design of new processes that would improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer applications, and integration of third-party applications. These expenses decreased 91% and 79% in the third quarter and first nine months of 2003 from the prior year quarter and period, respectively. The decreases from the prior year periods were partially attributable to the Sale of the Business, which resulted in such expenses incurred by the Business being recognized only through July 25, 2003 for the third quarter of 2003. The decreases were also due to a focus on our core competencies in order to implement and service existing products.

Depreciation and amortization decreased to $43,509 and $579,227 for the quarter and nine months ended September 30, 2003, respectively, from $305,535 and $972,757 for the comparable periods of 2002, respectively. These decreases were partially attributable to the Sale of the Business, which resulted in depreciation and amortization directly related to the Business being recognized only through July 25, 2003 for the third quarter of 2003. The decreases were also due to lower depreciation related to certain assets that became fully depreciated during 2002.

Income from discontinued operations improved to $188,319 for the quarter ended September 30, 2003, from a loss of $1,128,990 for the prior year quarter. Loss from discontinued operations improved to $572,780 for the nine months ended September 30, 2003, from a loss of $3,838,351 for the comparable period of 2002. The improvements were primarily a result of the overall decrease in total operating expenses from the prior year periods.

Liquidity and Capital Resources

At September 30, 2003, the Company's principal source of liquidity consisted of $614,000 of cash and cash equivalents, compared to $286,000 of cash and cash equivalents at December 31, 2002. The Company has incurred substantial losses since inception and has experienced a material shortfall from anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. Also, the Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company reduced expenditures for operating requirements, including a reduction of 36 employees in its workforce in November 2002, and completed the Sale of its Business in July 2003. At Closing, the Purchaser paid the Company $4,100,000 in cash. The Company may earn an additional $700,000 based upon two earnouts calculated upon gross revenues of the Business for the four consecutive quarters following the Closing, the first quarter of which begins the first day of the first full month after the Closing. Even though the purchase transaction has been completed, the Company believes that its remaining cash after payment of existing liabilities along with anticipated future revenues may be insufficient for it to continue as a going concern.

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

As of December 31, 2002, the Company had pledged $1.3 million to collateralize certain margin loans of three officers and an ex-officer of the Company. The margin loans are from institutional lenders and are secured by shares of the Company's common stock held by these individuals. The pledged funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the institutional lenders applied $1,278,000 of the pledged funds being held to satisfy the outstanding balances of the loans and released the remaining $34,000 for return to the Company. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $2.1 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively. The Company plans to focus on expending its resources prudently given its current state of liquidity and does not expect to achieve positive cash flow from continuing operations for 2003.

Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2003 and primarily reflected proceeds of approximately $4.2 million from the sale of the Business and other assets. We do not anticipate making any significant capital expenditures during the remaining three months of 2003. Net cash provided by investing activities was $173,000 for the nine months ended September 30, 2002 and primarily reflected capital expenditures of approximately $10,000 for computer equipment and software offset by the return of $189,000 of deposits which had been used to secure capital leases.

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2003 and primarily reflected the repayment of the Company's convertible debt as a condition of the sale of the Business and also included a net return of $34,000 under the Company's guarantees of related party obligations. Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2002 and included the borrowing of $1.5 million under a convertible debt agreement, and the return of $662,000 pledged as collateral for margin loans of certain officers as discussed above.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2002 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 4.  CONTROLS AND PROCEDURES

Prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 25, 2003, certain stockholders of the Company (such stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan (collectively, the "Plaintiffs")) commenced legal action against the Company, Ernst & Young, LLP and certain of the Company's former directors (such directors being Louis A. Hoch, Michael R. Long, David S. Jones, Roger Hemminghaus, E. Scott Crist, Peter Kirby, Richard Bergman, and Terri A. Hunter (the "Defendant Directors")) in the District Court of the 45th Judicial District, Bexar County, Texas (the "Suit"). The Plaintiffs allege, as the Suit pertains to the Company, that the Company, acting through the Defendant Directors, misstated in the Company's 2000 and 2001 Form 10-Ks the Company's ability to use for operational purposes certain Company funds pledged as security for margin loans of three Company officers. The Plaintiffs seek economic and exemplary damages, rescission, interest, attorneys' fees, and costs of court.

The Company believes the Suit to be without merit, and intends to vigorously defend itself and the Defendant Directors.

Item 2.  Changes in Securities and Use of Proceeds

Pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, the Company sold an aggregate of 112,500 shares of its unregistered common stock, par value $0.001, to three independent contractors in consideration for services completed on December 15, 2002, January 15, 2003, February 15, 2003, March 15, 2003, April 15, 2003, and May 15, 2003. The offers and sales the subject hereof satisfied the terms and conditions of Sections 501, 502, and 506 of the Securities and Exchange Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Special Meeting of Stockholders held on July 14, 2003, the following matters were adopted by the margins indicated:

1. To elect director Louis A. Hoch to serve until the 2006 Annual Meeting of Stockholders.

         For:                              18,054,816
         Withheld:                            746,140

2. To approve the asset purchase transaction whereby Saro, Inc., a wholly owned subsidiary of Cyberstarts, Inc., would purchase substantially all of the assets and assume certain liabilities of the Company.

         For:                              11,631,971
         Against:                             582,954
         Abstain:                              17,180

3. To change the Company's name from "Billserv, Inc." to "Payment Data Systems, Inc.".

         For:                              17,830,673
         Against:                             919,408
         Abstain:                              50,875

4. To ratify the appointment of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ending December 31, 2003.

         For:                              17,747,648
         Against:                           1,011,233
         Abstain:                              42,075

The following directors continued their term of office subsequent to the Annual
Meeting: Michael R. Long, Terri A. Hunter and Peter G. Kirby.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number                          Description

3.1   Articles of Incorporation, as amended on July 29, 2003 (filed herewith )

10.1 Asset Purchase Agreement between the Company and Saro, Inc. dated May 15, 2003 (incorporated by reference to Appendix A in the Registrant's Definitive Proxy Statement, filed June 19, 2003)

10.2 First Amendment to Asset Purchase Agreement dated July 25, 2003 (filed herewith)

10.3 Standard Office Lease between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (filed herewith)

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K:

         On July 29, 2003, the Company filed a report on Form 8-K regarding the sale of substantially all of its assets to Saro, Inc. On September 26, 2003, the Company filed an amendment to this report to include certain pro forma financial information pursuant to Item 7 of the Form 8-K.

         On August 11, 2003, the Company filed a report on Form 8-K regarding legal action commenced against the Company and certain of its current and former directors by certain shareholders of the Company.

         On August 19, 2003, the Company filed a report on Form 8-K regarding the change in the Company's stock symbol to "PYDS."

         On September 18, 2003, the Company filed a report on Form 8-K regarding the resignation of its Chief Financial Officer and Director.

Items 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PAYMENT DATA SYSTEMS, Inc.


                             By: /s/ Michael R. Long
                                -------------------------------
                                 Michael R. Long
                                 Chief Executive Officer
                                 and Chief Financial Officer
                (Duly authorized and principal financial and accounting officer)

Date: November 14, 2003