Form 10-K
period 2003-12-31
PAYMENT DATA SYSTEMS INC
filed 2004-03-30
CIK 1088034

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

                   For the fiscal year ended December 31, 2003

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

              12500 SAN PEDRO, SUITE 120, SAN ANTONIO, TEXAS 78216 (Address of principal executive offices, including Zip Code)

                                 (210) 249-4100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003, was $2,383,105. As of March 15, 2004 21,415,181
shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Report are incorporated by reference in Part III of this Report.


                                               PAYMENT DATA SYSTEMS, INC.

                                                        FORM 10-K
                                          FOR THE YEAR ENDED DECEMBER 31, 2003

                                                          INDEX

                                                                                                             Page
                                                         PART I                                              ----

Item 1.     Business...........................................................................................3
Item 2.     Properties.........................................................................................8
Item 3.     Legal Proceedings..................................................................................8
Item 4.     Submission of Matters to a Vote of Security Holders................................................8

                                                         PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................9
Item 6.     Selected Financial Data...........................................................................10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................23
Item 8.     Financial Statements and Supplementary Data.......................................................24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............42
Item 9A.    Controls and Procedures...........................................................................43

                                                         PART III

Item 10.    Directors and Executive Officers of the Registrant................................................44
Item 11.    Executive Compensation............................................................................44
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....44
Item 13.    Certain Relationships and Related Transactions....................................................44
Item 14.    Principal Accountant Fees and Services............................................................44

                                                         PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................45
            Signatures........................................................................................47


                     FACTORS THAT MAY AFFECT FUTURE RESULTS


This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.


--------------------------------------------------------------------------------
                                       2

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

All references to "we," "us," "our," "PDS" or the "Company" in this Annual Report on Form 10-K mean Payment Data Systems, Inc., formerly Billserv, Inc., and its consolidated subsidiaries. All references to "merchants," "billers," "billing customers" or "customers" in this Annual Report on Form 10-K mean the companies that have contracted with us to receive services from us. All references to "consumers" in this Annual Report on Form 10-K mean the persons that are receiving bills or services from companies, including the companies that are customers of PDS.

The Company was founded in July 1998 and is incorporated in the State of Nevada. On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale.") CyberStarts, Inc. has subsequently changed its name to Harbor Payments, Inc. The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The assets sold represented the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that supported its Electronic Bill Presentment and Payment ("EBPP") service offerings, including its eServ and eConsulting products. The assets sold represented virtually all of the Company's assets, which it used to produce nearly all of its revenue; therefore, the Company discontinued its primary EBPP operations and began to concentrate on building its electronic payments business. The Company also continued to operate its bills.com consumer bill payment portal that it retained subsequent to the Sale.

OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

CONTINUING OPERATIONS

General

PDS provides integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse ("ACH") processing and credit and debit card-based processing services. This processing takes place in a variety of forms and channels. For example, our capabilities allow for point of sale check truncation/conversion or card authorization, customer service representatives to take e-check or card payments from consumers by telephone, and consumers to make e-check or card payments directly through the use of an Interactive Voice Response ("IVR") system or Web site. The Company also operates an Internet electronic bill payment processing service for consumers under the domain name www.bills.com. PDS generates revenues by charging fees for the electronic processing of payment transactions and related services. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. PDS operates solely in the United States as a single operating segment, and does not currently have any foreign operations.

Industry Background

The use of non-paper based forms of payment by consumers in the United States, such as credit and debit cards, has steadily increased over the past several years. According to the Federal Reserve, paper check use as a percentage of retail non-cash payments declined from 77.1% in 1995 to 59.5% in 2000. The proliferation of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. Consumer expenditures using electronic or card-based payment methods are expected to grow to $5.2 trillion by 2010, or 62% of all U.S. payments, from $1.8 trillion in 2000, or 35% of all U.S. payments, according to The Nilson Report, a newsletter covering the consumer payment systems industry.


--------------------------------------------------------------------------------

We believe that the electronic payment processing industry will continue to benefit from the following trends:

FAVORABLE DEMOGRAPHICS

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to the Federal Reserve Survey of Consumer Finances, the percentage of households with consumers under the age of 30 years using debit cards increased from 24.5% in 1995 to 60.6% in 2001. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet.

INCREASED ELECTRONIC PAYMENT ACCEPTANCE BY SMALL BUSINESSES

Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of electronic payments methods. The U.S. Census Bureau estimates that approximately 20 million businesses, with an average of less than $1.0 million in annual sales in the United States, generate an aggregate of $1.7 trillion in annual sales. The lower costs associated with electronic payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept electronic payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses will seek, to provide customers with the ability to pay for merchandise and services using electronic payment methods, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

GROWTH IN ONLINE TRANSACTIONS

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, retail e-commerce sales for 2003 were $54.9 billion, an increase of 26% from $43.5 billion in 2002. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

STRATEGY

Our goal is to be a leading provider of electronic payment processing services. In order to achieve this goal, we are implementing a strategy consisting of the following key elements:

GROW AND MAINTAIN A RECURRING REVENUE BASE

We believe that establishing a large customer base that processes a significant number of electronic payments is critical to the long-term success of our business. We believe that by providing our merchants a consistently high level of service and support at a competitive price, we will build merchant loyalty and limit merchant attrition. Through merchant retention and the benefits of increased use of our electronic payment processes and services, we will strive to build and maintain a stable and recurring revenue base. In addition, we believe the integrated nature of our service offerings makes individual merchants less likely to change providers due to the inconvenience associated with transferring multiple services to another provider or providers. By limiting merchant attrition, we believe that the increasing use of electronic payment systems will allow us to maintain a stable and recurring revenue base.

EXPAND AND LEVERAGE STRATEGIC RELATIONSHIPS

We intend to continue expanding our customer base, targeting those companies with a high likelihood of generating significant revenue. We are actively building relationships with organizations that resell our services to their clients and prospects. Our partners leverage relationships with existing and prospective clients, using our payment processing capabilities as a means to retain or obtain new accounts, as well as enhance profit margins. This strategy allows us to take advantage of opportunities that arise from the sales activities of our resellers while expending limited resources on our direct sales efforts.

We qualify potential resellers based on their market orientation, geographic presence, account base, and sales capabilities. To date, we have signed multi-year agreements with several companies to resell our services on either a direct or referral basis. The reseller agreements generally provide for commissions based on referred and qualified sales. If our services are resold on a direct basis, the reseller receives wholesale pricing from us for our services and negotiates terms with the biller directly. If our services are resold on a referral basis, we negotiate terms with the biller directly and the reseller earns a specified commission. Our

--------------------------------------------------------------------------------
reselling partners are generally leaders in their industries, with a strategic commitment to electronic commerce. We will continue to add select partners when advantageous to us to expand our sales coverage. Our direct sales efforts are coordinated with resellers to achieve efficient coverage of targeted markets.

PURSUE STRATEGIC ACQUISITIONS

We intend to expand our merchant base by acquiring other providers of payment processing services as well as portfolios of merchant accounts. The payment processing market is serviced by many independent providers of payment processing services that lack the resources to generate sufficient scale in this market. We believe opportunities will exist for us to purchase these businesses when their resources begin to limit their ability to continue to grow independently.

PRODUCTS AND SERVICES

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with processing systems outsourced to third party providers to offer our customers a flexible and secure payment process. Our systems infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. The components of our service offering include all forms of ACH transaction processing, such as Returned Check Processing (RCK) and Accounts Receivable Conversion (ARC), one-time and recurring Web payments via e-checks or credit cards, Interactive Voice Response (IVR) telephone payments utilizing e-checks or credit cards, and merchant account services (VISA and MasterCard), including virtual or retail terminal services.

PDS also operates a consumer Web site, or portal, focused on providing bill payment services under the domain name www.bills.com. The bills.com strategy is to provide the consumer with an efficient and secure interface for viewing, paying and managing bills via the Internet. We also market this portal service to online financial services providers looking to provide EBPP capabilities as part of their service offering.

RELATIONSHIPS WITH SPONSORS AND PROCESSORS

In order to provide payment processing services for Automated Clearinghouse ("ACH") transactions, we must maintain a relationship with an Originating Depository Financial Institution ("ODFI") in the ACH Network. Similarly, in order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. We have an agreement with Network 1 Financial, Inc. through which its member bank sponsors us for membership in the Visa and MasterCard card associations and settles card transactions for our merchants. This agreement may be terminated by the processor if we materially breach the agreement and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy.

SALES AND MARKETING

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers which act as an external sales force, with minimal direct investment in sales infrastructure and management. The Company's direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Our primary market focus is on companies generating high volumes of electronic payment transactions. Most of our customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. We processed our first ACH transactions during the third quarter of 2003 and processed our first card-based transactions during the fourth quarter of 2003.

COMPETITION

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Concord EFS, Inc., National Processing, Inc., and Global Payments, Inc., that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

--------------------------------------------------------------------------------

o      quality of service
o      reliability of service
o      ability to evaluate, undertake and manage risk
o      speed in implementing payment processes
o      price and other financial terms
o      multi-channel payment capability

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience in the electronic payments industry. Furthermore, we believe we present a competitive distinction through the use of our internal technology to provide a single integrated payment storage or warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel.

Trademarks

We own federally registered trademarks on the marks Bills.com, and Bills.com and design, and have applied for trademarks on Payment Data Systems, Inc., and Payment Data Systems, Inc. and design with the United States Patent and Trademark Office. We have also secured domain name registrations for bills.com, paymentdatasystems.com, paymentdata.org and paymentdata.com. We rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other intellectual property protection methods to protect our services and related products.

DISCONTINUED OPERATIONS

General

Prior to the Sale of the Business in July 2003, the Company provided Electronic Bill Presentment and Payment ("EBPP") and related services to companies that generate recurring paper-based bills. During the years ended December 31, 2003, 2002 and 2001, the discontinued operations of the Business provided revenue of $2,155,000, $4,129,000 and $2,925,000, respectively. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. This service offering allowed companies to outsource their electronic billing process, providing them a single point of contact for designing, developing, implementing and managing their EBPP process. The Company offered services to consolidate billing information and then securely deliver an electronic bill to the biller's own Company-hosted payment Web site, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allowed billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. We also provided professional services to assist with the implementation and maintenance of an electronic bill offering. In addition, we offered consumer marketing support to assist billers in encouraging their consumers to switch from paper to electronic billing.

The Company generated EBPP revenue by charging volume-based fees fixed under long-term contracts for transactions processed through its system, such as loading, delivering, viewing and paying bills, customer care interactions, handling payment returns and consolidating remittances. In certain instances, the Company received a fixed amount per e-bill delivered and made available to consumers regardless of whether they paid the e-bill using our services. The Company also typically received an up-front fee from a customer to cover the initial basic implementation of the contracted services. The Company charged customers that contracted for professional consulting services on a time and materials basis and charged license fees for the use of its proprietary gateway services technology and the CheckFree iSolutions software that was resold by the Company as an authorized reseller of CheckFree iSolutions software in Australia only.

Industry Background

As a paper-based process, bill presentment and payment is a critical function in which most businesses engage. For many companies, particularly those generating recurring bills, the bill represents a critical touch point for communicating with customers. However, the paper-based bill delivery and payment process is limited in its functionality and potential for personalization, and there are few opportunities for companies to engage in interactive communication with their consumers through the paper-based bill payment experience. The majority of paper-based bills are recurring monthly or quarterly invoices prepared either by the biller itself or by an outsourced bill fulfillment vendor. Creating and distributing a paper bill is a costly, multiple-step process that includes extracting relevant data from the internal accounts receivable system of the biller, organizing the data into a billing format, printing and separating the bills, inserting the bills into envelopes, applying postage and mailing the bill to the consumer. Payments mailed by the consumer must then be received and processed manually by the biller or its lockbox provider in order to provide remittance information. This paper bill and payment process is less efficient than electronic bill delivery and payment, which eliminates or accelerates many of these steps.

--------------------------------------------------------------------------------

Products and Services

The components of our EBPP service offering, all of which were available to customers and generated revenue, included:

eServ

eServ was our flagship product and the foundation for our comprehensive EBPP services. eServ provided our customers with a single offering for developing and managing their entire EBPP capabilities. Our eServ product provided outsourced creation and management of presentment and payment processes for a biller direct site and all aggregator sites, as well as payment processing and full reporting and reconciliation capabilities. Our offering also supported the EBPP process with Internet-enabled customer care services, available as either a Web-based tool for our clients to deliver customer support in-house or on an outsourced basis using our employees to perform customer service.

eConsulting

eConsulting was the Company's professional services group that offered electronic billing, customer care, project management, and IT consulting services to both existing billing customers and the EBPP industry in general. The Company's eConsulting group offered services ranging from project monitoring to complete turnkey project development and implementation.

eServ Gateway

The Company's eServ Gateway offered billers who were already participating in EBPP a single distribution point to virtually all bill presentment and payment locations across the World Wide Web. The Gateway was designed to improve a biller's existing EBPP system, whether an in-house offering, biller direct site or limited distribution channel, by expanding the range of distribution partners. The Company's unique Gateway specifications could also be embedded as an OEM (Original Equipment Manufacturer) component within companies' software or service offerings, affording such vendors a cost-effective, proven method to give their clients and consumers the ability to make online payments, and view and pay bills through bank and internet payment portals.

Product Development

Our total research and development expenses were $82,055, $461,065, and $760,082 for 2003, 2002, and 2001, respectively. We created a proprietary technology infrastructure to support all of the components of our service offering. Our systems consisted primarily of proprietary software applications that we integrated with third party hardware and software platforms.

Sales and Marketing

We sold our EBPP services through direct sales efforts that included marketing to existing customers led by our Account Management team. We also sold our services through organizations that had exclusive reseller agreements with us to sell our EBPP services. Our marketing efforts were primarily EBPP adoption-focused. Our professional staff of Account Managers actively assisted our customers in creating programs to encourage their consumers to utilize EBPP.

Customers

Our primary market focus was on top-tier and middle-market companies generating high volumes of recurring (usually monthly) paper-based bills. The Company serviced billers in select vertical markets, such as utilities, telecom, cable, media and financial services industries, as well as the higher education market. All of our billing customers signed long-term contracts, with generally three to five-year terms, that provided for set-up fees, in certain cases, and volume-based transaction fees. The number of customers served by the Company for the three years ended December 31, 2003, including additions and attrition, was as follows:


                              Number at beginning of period   Additions    Attrition   Number at end of period
                              -----------------------------   ---------    ---------   -----------------------

Year ended December 31, 2001                49                   53              1                101
Year ended December 31, 2002               101                   34             16                119
Year ended December 31, 2003               119                    0            119                 0

The attrition in 2003 was due primarily to the assignment of the customer contracts to the Purchaser in conjunction with the Sale of the Business in July 2003. The attrition in 2002 is primarily attributable to the loss of certain customers serviced via resellers as a normal part of the resellers' account turnover and the migration of certain customers to in-house EBPP offerings after their billing agreements expired. EBPP services provided to a certain customer accounted for approximately 12%, 16% and 23% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

EMPLOYEES

As of December 31, 2003, we had 7 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

As of December 31, 2003, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease has a three-year term that expires in October 2006 and has a renewal option for an additional three-year term. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of four officers of the Company (only two of which are currently employed by the Company). These funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. The margin loans were from institutional lenders and were secured by shares of the Company's common stock held by these officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise additional capital through private equity placements. The sale of the Company's common stock could have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations, if necessary, based on (i) its interpretation of the loan guarantee agreements,
(ii) the market price of the Company's stock at the time of the pledge, and
(iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes, which was denied by the institutional lender, based upon their interpretation of the loan guarantee agreements. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

On July 25, 2003, certain stockholders of the Company (such stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan (collectively, the "Plaintiffs")) commenced legal action against the Company, Ernst & Young, LLP and certain of the Company's current and former directors (such directors being Louis A. Hoch, Michael R. Long, David S. Jones, Roger Hemminghaus, E. Scott Crist, Peter Kirby, Richard Bergman, and Terri A. Hunter (the "Defendant Directors")) in the District Court of the 45th Judicial District, Bexar County, Texas (the "Suit"). The Plaintiffs allege, as the Suit pertains to the Company, that the Company, acting through the Defendant Directors, misstated in the Company's 2000 and 2001 Form 10-Ks the Company's ability to use for operational purposes the funds pledged as security for margin loans of certain officers of the Company, as discussed above. The Plaintiffs seek economic and exemplary damages, rescission, interest, attorneys' fees and costs of court.

The Company believes the Suit to be without merit, and intends to vigorously defend itself and the Defendant Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2003.








--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock was traded on the National Association of Securities Dealers ("NASD") Over the Counter Bulletin Board ("OTCBB") through March 13, 2000 at which time our common stock was approved for trading on the NASDAQ Small Cap Market. Subsequently, our stock was approved for trading on the NASDAQ National Market on July 31, 2000 under the symbol "BLLS." On February 4, 2003, the NASDAQ National Market delisted our common stock because the Company did not meet the requirements for continued listing on the NASDAQ National Market. The Company's common shares were immediately eligible for quotation on the OTCBB effective at opening of business on February 4, 2003. The Company began trading under a new ticker symbol, PYDS, on the OTC BB on August 20, 2003.

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of the common stock as reported on the OTCBB:

                                               High        Low
                                             ---------- ----------
                               2003
                        --------------------
                        First Quarter          $  0.23    $  0.07
                        Second Quarter         $  0.14    $  0.08
                        Third Quarter          $  0.35    $  0.09
                        Fourth Quarter         $  0.32    $  0.14

                               2002
                        --------------------
                        First Quarter          $  1.25    $  0.90
                        Second Quarter         $  1.70    $  1.02
                        Third Quarter          $  1.25    $  0.52
                        Fourth Quarter         $  0.70    $  0.17

HOLDERS

As of March 15, 2004, 21,415,181 shares of the Company's common stock are issued and outstanding. As of March 15, 2004, there were approximately 5,088 stockholders of record of the Company's common stock.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                     Year Ended      Year Ended     Year Ended     Year Ended     Year Ended
                                     December 31,    December 31,   December 31,   December 31,   December 31,
                                        2003             2002           2001           2000         1999 (1)
                                   ----------------------------------------------------------------------------
  Revenues                          $    119,297    $     77,070    $     43,835   $      4,074   $          -
  Operating expenses:
   Cost of services                      138,009          58,739          38,004         55,182         32,975
   Selling, general and
     administrative                    1,726,028       2,431,566       3,077,783      4,428,189      2,002,252
   Depreciation and
     amortization                        130,671         183,594         199,384        109,687         28,037
   Non-cash expense related
     to the issuance of warrants               -               -               -      7,488,000        491,428
  Total operating expenses             1,994,708       2,673,899       3,315,171     12,081,058      2,554,692
  Other income (expense), net            101,112      (2,665,631)        352,124        546,173          5,749
  Loss from continuing
  operations                          (1,774,299)     (5,262,460)     (2,919,212)   (11,530,811)    (2,548,943)
  Income (loss) from
  discontinued operations              2,259,195      (5,692,217)     (7,486,494)    (8,425,239)  $ (2,924,005)
  Cumulative effect of a
  change in accounting
  principle                                    -               -               -        (52,273)             -
  Net income (loss)                 $    484,896    $(10,954,677)   $(10,405,706)  $(20,008,323)  $ (5,472,948)
  Per share data- basic and
  diluted:
  Loss from continuing
  operations                        $      (0.09)   $      (0.25)   $      (0.16)  $      (0.78)  $      (0.23)
  Income (loss) from
  discontinued operations                   0.11           (0.28)          (0.42)         (0.57)         (0.27)
                                   ----------------------------------------------------------------------------
  Net income (loss)                 $       0.02    $      (0.53)   $      (0.58)  $      (1.35)  $      (0.50)
                                   ============================================================================
  Weighted average common             20,883,218      20,591,304      18,017,051     14,793,622     10,876,096
  shares outstanding

CONSOLIDATED BALANCE SHEET DATA

                                   ----------------------------------------------------------------------------
                                        2003            2002            2001           2000          1999 (1)
                                   ----------------------------------------------------------------------------

Working capital (deficit)           $    (40,206)   $ (2,539,560)   $  5,750,354   $  5,291,006   $  6,293,217
Current assets                           685,462       2,514,973       7,255,124      8,848,543      7,490,648
Total assets                             938,400       4,709,263      11,415,136     15,290,542      9,398,168
Long-term obligations, net of
current portion                                -               -               -        148,428        259,694
Accumulated deficit                  (46,651,164)    (47,136,060)    (36,181,383)   (25,775,677)    (5,767,354)
Total stockholders' equity
(deficit)                                212,732        (345,270)      9,748,566     11,011,410      7,936,043

(1)    The accounting change related to SAB 101 has not been reflected in the financials prior to its adoption on
       January 1, 2000.

--------------------------------------------------------------------------------
                                       10

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

OVERVIEW

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The Board of Directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represented the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that supported its EBPP service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,068,000 at July 25, 2003. The Purchaser also assumed certain current and non-current liabilities of the Company with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represented virtually all of the Company's assets, which it used to produce nearly all of its revenue; therefore, the Company has ceased its primary EBPP operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. The Company retained its accounts receivable and related deferred revenue associated with the customers of the Business, as well as certain accounts payable and accrued liabilities related to the Business. At December 31, 2003, the Company's balance sheet included approximately $38,000 of net accounts receivable and approximately $277,000 of current liabilities that related to the operations of the Business.

Prior to the Sale, the Company provided EBPP and related services to companies that generate recurring bills, primarily in the United States. EBPP is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. Our service offering allowed companies to outsource their electronic billing process, providing them a single point of contact for developing, implementing and managing their EBPP process. The Company offered services to consolidate customer billing information and then securely deliver an electronic bill to the biller's own payment Web site hosted by the Company, the consumer's e-mail inbox and numerous Internet bill consolidation Web sites, such as those sponsored by financial institutions. Our EBPP services allowed billers to establish an interactive, online relationship with their consumers by integrating Internet customer care and direct marketing with the electronic bill. The Company also provided Internet-based customer care interaction services and professional services to assist with the implementation and maintenance of an electronic bill offering. As a condition of the Sale to Saro, Inc., the Company and certain principal employees of the Company agreed, for a period of two years, not to compete in the business of providing electronic bill presentment services in conjunction with bill payment solutions (the "Restricted Business"). Under such non-compete provisions, the Company and the applicable officers are prohibited from performing the Restricted Business 1) for former Restricted Business customers of the Company; or 2) in geographic areas in which the Company performed the Restricted Business prior to the Sale. The Company believes that these non-compete provisions will not have a significant impact on the Company's strategic plan to provide electronic payment processing and related services.

The Company continues to operate an Internet electronic payment processing service for consumers under the domain name www.bills.com and provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the ACH network. Since inception, we have incurred operating losses each quarter, and as of December 31, 2003, we have an accumulated deficit of $46.7 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

--------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES

General

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2003, we did not have a significant card merchant processing loss reserve due to the limited volume of transactions processed by the Company since the inception of our card processing services during the fourth quarter of 2003.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company recorded bad debt expense of $10,700, $30,000 and $21,000 for 2003, 2002 and 2001, respectively, and recorded bad debt write-offs of $54,742, $1,734 and $12,069 to its allowance for doubtful accounts in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the balance of the allowance for doubtful accounts was $3,155 and $47,197, respectively. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. Impairment losses of $217,000 and $855,000 were recorded in 2003 and 2002, respectively, and are included in discontinued operations in the statements of operations except for $17,000 that is included in continuing operations in 2003. No impairment losses were recorded in 2001.

--------------------------------------------------------------------------------

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2003 will be fully realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2003, the Company has available net operating loss carryforwards of approximately $34.6 million, which expire beginning in the year 2020.

RESULTS OF CONTINUING OPERATIONS

Subsequent to the Sale, our only continuing revenues were derived from the operation of an Internet electronic payment processing service for consumers under the domain name www.bills.com. The Company also provides integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. We processed our first ACH transactions during the third quarter of 2003 and processed our first card-based transactions during the fourth quarter of 2003, but the related transaction volumes for 2003 were not significant so the only component of our service offering that generated significant revenue for 2003 was the bills.com payment service. Total revenues for 2003 increased 55% to $119,297 from $77,070 for 2002. Total revenues for 2002 increased 76% from $43,835 for 2001. The increases from the prior years were primarily attributable to an increase in the number of consumers subscribing to the bills.com payment service.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through its contractual relationships with its payment processors, the Company is able to process ACH and debit or credit card transactions on behalf of its customers and their consumers. The Company pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of revenues was $138,009, $58,739 and $38,004 for 2003, 2002 and 2001, respectively. The increases from the prior years are due to the higher subscriber volume of the bills.com payment service and implementation fees charged in the last six months of 2003 by third party payment processors to initiate electronic payment processing services.

Selling, general and administrative expenses decreased to $1,726,028 in 2003 from $2,431,566 for 2002 and $3,077,783 in 2001. The decrease in such expenses from 2002 to 2003 was primarily due to lower salary and benefit costs resulting from the personnel reductions made during 2002 and then again with the Sale of the Business in 2003. The number of employees decreased from 35 immediately preceding the Sale to 7 at December 31, 2003. The decrease from 2001 to 2002 is attributable to cost reductions resulting from the restructuring and realignment of our organization during the latter half of 2001 to better position the Company for current economic and market conditions. During the third quarter of 2001, the Company downsized and realigned its organization to make more efficient use of its resources and better match the Company's infrastructure to market conditions and the current business environment since the overall growth of the economy and rate of technology spending by businesses had slowed. This realignment included the layoff of certain employees and reassignment of other employees to different functions to reduce our cash outflows and allow us to utilize our limited resources more prudently by eliminating functions that did not directly contribute to our goal of profitability.

Depreciation and amortization was $130,671, $183,594 and $199,384 for 2003, 2002 and 2001, respectively. The decreases from year to year were due to lower depreciation related to certain assets that became fully depreciated during 2002 and 2001, respectively. We purchased $66,000 of computer equipment and software during 2003 and do not anticipate making significant capital expenditures in 2004.

Net other income was $101,112 in 2003 compared to net other expense of $2,665,631 in 2002 and net other income of $352,124 in 2001. The improvement from 2002 to 2003 is primarily attributable to $1.4 million of interest and other expenses related to the convertible debt issuance in 2002 and a $1.3 million loss on related party loan guarantees in 2002. The improvement is also due to $165,000 of consulting fees recognized in other income in the third quarter of 2003 for transitional EBPP consulting services provided to the Company's former equal partner in an EBPP joint venture in Australia. The joint venture was dissolved as a result of the Sale of the Business during the third quarter of 2003. In addition to the expenses related to the convertible debt and related party guarantees in 2002, the decrease in net other income from 2001 to 2002 is attributable to lower interest income earned in 2002 as a result of lower invested balances and market interest rates.

Loss from continuing operations improved to $1,774,299 in 2003 from $5,262,460 in 2002, primarily as a result of decreases in net other expenses and selling, general and administrative expenses. The increase in loss from continuing operations from $2,919,212 in 2001 to $5,262,460 in 2002 was primarily due to the increase in net other expenses.

--------------------------------------------------------------------------------

RESULTS OF DISCONTINUED OPERATIONS

The following table presents the operating results of the Company's Business for the years ended December 31, 2003, 2002 and 2001, which are reflected as discontinued operations in the Consolidated Statements of Operations. Results of operations for 2003 are not comparable to results for prior years because 2003 only includes operating revenues and expenses for the period from January 1, 2003 through July 25, 2003, which was the date of the Sale of the Business.


                                                     2003              2002               2001
                                              ----------------- ------------------ ------------------
       Service revenues:
       Implementation revenues                   $    256,564      $    311,712       $    502,753
       Transaction revenues                         1,273,931         1,875,561          1,119,379
       Consulting revenues                            624,787         1,704,211          1,302,711
                                              ----------------- ------------------ ------------------
         Total service revenues                     2,155,282         3,891,484          2,924,843
       Software license revenues                            -           238,000                  -
                                              ----------------- ------------------ ------------------
         Total revenues                             2,155,282         4,129,484          2,924,843

       Cost of service revenues                     1,436,449         4,403,605          4,957,157
       Cost of software license revenues                    -           228,000                  -
                                              ----------------- ------------------ ------------------
       Total cost of revenues                       1,436,449         4,631,605          4,957,157

       Gross margin                                   718,833          (502,121)        (2,032,314)

       General and administrative                     308,998         1,517,118          1,403,097
       Selling and marketing                          120,833           873,775          1,942,435
       Research and development                        82,555           461,065            760,082
       Provision for impairment of assets             200,000           855,117                  -
       Depreciation and amortization                  579,227         1,475,292          1,356,242
       Other income (expense)                          94,934            (7,729)             7,676
       Gain on disposal of discontinued
       operations                                   2,737,041                 -                  -
                                              ----------------- ------------------ ------------------

       Income (loss) from discontinued
       operations                                   2,259,195        (5,692,217)        (7,486,494)
                                              ================= ================== ==================

Prior to the Sale, our revenues were principally derived from fees for implementing EBPP capabilities, processing EBPP transactions and providing related customer care, and consulting services. The Company also became a licensed reseller of CheckFree's e-billing software in Australia during 2002. The components of our service offering that generated revenue through July 25, 2003, include:

       o Internet billing services for EBPP through a Company -hosted payment Web site, direct delivery to the consumer's email inbox, or distribution via bill aggregators.
       o Internet-enabled, interactive customer care services on an in-house or outsourced basis.
       o Professional consulting services for EBPP billers or software vendors needing value-added resources to deliver customized EBPP services, including payment gateway services that provide billers who are already participating in EBPP using in-house software a single distribution point to virtually any bill presentment and payment location across the World Wide Web in addition to their existing distribution points or biller direct site.
       o Licensing of CheckFree e-billing software as an authorized reseller in Australia only.

Total revenues decreased 48% to $2,155,282 in 2003 from $4,129,484 in 2002 due to the Sale of the Business in July 2003. Implementation fee revenue for 2003 included the recognition of the remaining balance of deferred revenue upon the sale of the Business. Total revenues increased 41% to $4,129,484 in 2002 from $2,924,843 in 2001. Of the total increase from the prior year, 63% was attributable to the growth in transaction fee revenue, while growth in consulting revenues, which includes revenue from the licensing of the Company's gateway technology, accounted for 33% of the increase. These increases were due to an increase in the number of implemented billers and volume of transactions. As of December 31, 2002, we had 119 billers under contract who were in various stages of development, including 106 billers that were in full production or pilot stages, as compared to 84 billers in full production or pilot stages at December 31, 2001. The Company's first sale of a software license as a reseller of CheckFree's e-billing software in Australia in 2002 also contributed $238,000 to the increase in revenue from the prior year. The sale was made to an Australian billing service provider that was also an equal partner with the Company in a joint venture formed to provide EBPP services to the Australian market. One billing customer accounted for approximately 12%, 16% and 23% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

During 2002, the Company entered into two separate nonmonetary transactions whereby the Company licensed the use of its gateway technology to certain third party software vendors to be used as an original equipment manufacturer ("OEM") component of their product offering in exchange for software products from those vendors. The Company accounted for these transactions in accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions." These exchanges were determined to culminate the earning process because the technology exchanged by the Company was held for sale in the ordinary course of business and the products received by the Company were expected to be deployed and utilized as productive assets. The Company recognized revenue related to these transactions at the fair value of the software received, which was determined by reference to vendor-specific objective evidence, because it was more clearly evident than the value of the assets transferred. The value of the software received was estimated by comparison to third party evidence including vendor-specific established pricing lists and historical sales information and was more readily determinable because the Company did not have a history of comparable cash sales of its payment gateway technology. The Company recognized $300,000 in a transaction where the Company's technology was exchanged for customer relationship management software and concurrent seat licenses to use in providing customer care services via the Internet or telephone. The Company also recognized $300,000 in a transaction where the Company's technology was exchanged for document archival and retrieval software to use in the storage of electronic billing statements. The carrying value of the gateway technology exchanged in both transactions was zero. The Company capitalized the software received at the time of acquisition and subsequently recognized a loss on impairment of these assets which took the carrying amount of these assets to zero.

Cost of revenues includes the cost of personnel dedicated to the design of electronic bill templates, creation of connections to third party aggregators and payment processors, testing and quality assurance processes related to implementation and presentment, as well as professional staff dedicated to providing contracted services to EBPP customers under consulting arrangements. Cost of revenues also includes fees paid for presentation of consumer bills on Web sites powered by aggregators and processing of payments for EBPP transactions by third party providers. Cost of revenues decreased 69% to $1,436,449 in 2003 from $4,631,605 for 2002. The decrease from 2002 was partially attributable to the Sale of the Business in July 2003 as well as lower salary and benefit costs due to the personnel reductions during 2002. Cost of revenues decreased 7% to $4,631,605 in 2002 from $4,957,157 for 2001. The decrease from 2001 to 2002 is primarily due to cost reductions that were implemented in the second half of 2001, which included a decrease in the number of personnel employed to provide revenue-producing services from an average of 79 such employees for 2001 to 63 in 2002. The cost savings from the prior year period were partially offset by the cost of the CheckFree software license that was resold in 2002, which was $228,000.

General and administrative expenses directly related to the Business consisted of rent and costs of personnel providing direct support services for EBPP operations. These expenses decreased to $308,998 in 2003 from $1,517,118 in 2002 and were $1,403,097 in 2001. The decrease from 2002 was partially attributable to the Sale of the Business in July 2003 as well as lower salary and benefit costs due to the personnel reductions during 2002, and lower rental expenses under the Company's amended lease agreement. In May 2002, the Company renegotiated the lease terms for its corporate headquarters to provide for a reduction in future rent expense of approximately $1.6 million over the remaining term of the lease. The lease amendment required the Company to expense a portion of its prepaid rent, which resulted in a one-time charge of $312,000 for the second quarter of 2002. This charge offset the rent savings from the amended lease agreement in 2002, which contributed to an overall increase in general and administrative expenses from 2001.

Selling and marketing expenses directly related to the Business decreased to $120,833 in 2003 from $873,775 for 2002 and $1,942,435 for 2001. The decrease from 2002 was partially attributable to the Sale of the Business in July 2003 and was also due to reductions in our direct sales staff. The decrease in 2002 from 2001 was primarily the result of reductions in our direct sales staff, which contributed 74% to the decrease from the prior year, as well as lower related travel expenses and trade show participation, which contributed 23% to the decrease from the prior year. As we increased our focus throughout 2002 on using strategic reseller partners to provide sales opportunities related to the deployment and use of our EBPP services, we experienced a decrease in the amount of expenses related to our direct sales force.

Research and development expenses directly related to the Business consisted primarily of the cost of personnel devoted to the design of new processes that would improve our electronic presentment and payment abilities and capacities, new customer care and direct marketing services, additional business-to-consumer applications, and integration of third party applications. These expenses decreased to $82,555 in 2003 from $461,065 in 2002 and $760,082 in 2001. The decrease from 2002 was partially attributable to the Sale of the Business in July 2003. The decreases from year to year were also due to a progressive focus on our core competencies in order to implement and service existing products. During the earlier stages of our Company, we applied additional resources to design and develop our base technology infrastructure and operating systems. All research and development costs were expensed as incurred.

Depreciation and amortization was $579,227, $1,475,292 and $1,356,242 for 2003, 2002 and 2001, respectively. The decrease from 2002 was partially attributable to the Sale of the Business in July 2003 and was also due to lower depreciation related to certain assets that became fully depreciated during 2002. The increase from 2001 was the result of writing off $207,000 of leasehold improvements in 2002 related to our corporate office facility due to the cancellation of the related lease in March 2003.

--------------------------------------------------------------------------------

During the fourth quarter of 2002, the Company performed an impairment review because the uncertainty of the Company's ability to continue as a going concern due to decreased liquidity indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that customer relationship management software and document archival and retrieval software with a carrying amount of $855,117 were no longer recoverable and recorded a non-cash charge of $855,117, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected future cash flows to be generated by these assets, which was determined to be zero because of the Company's inability to deploy and utilize the assets to provide revenue-generating services, due to the Company's limited resources and lack of liquidity. During the second quarter of 2003, the Company performed an impairment review because the Company expected to sell the asset group comprising the Business. The Company determined that the asset group to be sold was impaired and recorded a non-cash charge of $200,000, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected selling price of the asset group.

Other income was $94,934 in 2003 and represented the gain on the settlement of a vendor payable directly related to the discontinued operations. Other income (expense) for 2002 and 2001 represented the Company's equity in the loss and earnings, respectively, of the Company's unconsolidated EBPP joint venture in Australia. The joint venture was dissolved as a result of the Company's sale of the Business during the third quarter of 2003.

Income from discontinued operations improved to $2,259,195 in 2003 and included a gain on the disposal of the discontinued operations of $2,737,041. Loss from discontinued operations of $5,692,217 in 2002 decreased from $7,486,494 in 2001 primarily as a result of the overall increase in gross profit from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company's principal source of liquidity consisted of $528,000 of cash and cash equivalents, compared to $286,000 of cash and cash equivalents at December 31, 2002. The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company defaulted under its convertible debt agreement during the fourth quarter of 2002 and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company sold substantially all of its assets in July 2003 and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. CONSEQUENTLY, THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON THE COMPANY RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. The Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit. In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. The satisfactory completion of an additional investment in the Company or growth of cash flow from operations is essential or the Company has no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of four officers of the Company (only two of which are currently employed by the Company). These funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. The margin loans were from institutional lenders and were secured by shares of the Company's common stock held by these officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise additional capital through private equity placements. The sale of the Company's common stock could have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations, if necessary, based on (i) its interpretation of the loan guarantee agreements,
(ii) the market price of the Company's stock at the time of the pledge, and
(iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes, which was denied by the institutional lender, based upon their interpretation of the loan guarantee agreements. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's

--------------------------------------------------------------------------------
balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

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

On July 24, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note and a four-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus could convert the convertible note, which bore interest at 7% annually, at any time into shares of the Company's common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement. The Company could pay the principal and interest on the convertible note, which had a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock was used to pay the note, the conversion price was the lesser of
(i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date the Company gave notice of payment. Accrued interest and one-ninth of the principal was due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. If the required principal payment was made in cash, the principal amount paid was 105% of the amount due. The Company granted Laurus a security interest in all of its assets. The Company defaulted under the note during the fourth quarter of 2002 and a penalty of 120% of the outstanding principal amount, or $300,000, was assessed to the Company for the default, and was included in the balance of short-term borrowings on the Company's balance sheet at December 31, 2002.

The Company recorded a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which was being charged to interest expense over the term of the convertible note using the effective yield method. Upon the Company's default under the note, the remaining balance of the discount was charged to interest expense. Furthermore, the Company recorded an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which was charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which the note was convertible, or 1,923,077 shares based on the fixed conversion price of $0.78 per common share. The resulting effective conversion price of $0.65 per common share was then compared to the fair value of the Company's stock, which was $0.93 per common share on the issuance date. The difference of $0.28 per common share between the fair value of the stock and the effective conversion price was then multiplied by 1,009,586, which was the number of shares the note was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. The agreement stipulated that Laurus could not convert that amount of the note that would result in beneficial ownership of more than 4.9% of the outstanding common shares of the Company on the date of conversion. The conversion limitation was to become null and void upon an event of default under the note and could have been raised if the Company chose to redeem the outstanding principal amount of the note in cash and Laurus elected to convert the note instead. The limitation could also have been raised if the Company had issued additional common shares for any reason, thus increasing the number of outstanding shares. Due to the Company's default under the note during the fourth quarter of 2002, the 4.9% limitation became null and void and additional interest expense of approximately $256,000 was recognized at a rate of $0.28 per common share for the 913,491 additional shares that the note became convertible into upon default. During 2002, the Company capitalized $238,000 in financing costs related to the issuance of the Laurus debt that were being charged to interest expense over the term of the convertible note using the effective yield method. Upon default under the note in the fourth quarter of 2002, the remaining unamortized balance was charged to interest expense.

In connection with the Sale of the Business, the Company paid $1.8 million in cash to Laurus during July 2003, in full settlement of the outstanding balance of the convertible note, including accrued penalties and interest, and all claims by Laurus. In addition, the four-year warrant to purchase 300,000 shares of the Company's common stock initially granted to Laurus was canceled as part of the settlement.

--------------------------------------------------------------------------------

Net cash used in operating activities was $2.0 million, $2.2 million and $2.8 million for 2003, 2002 and 2001, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by early growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2004.

Net cash provided by investing activities was $4.1 million in 2003 and reflected proceeds of approximately $4.2 million from the sale of the Business and other assets offset by capital expenditures of approximately $66,000 for computer equipment and software. Net cash provided by investing activities was $240,000 in 2002 and primarily reflected the return of $256,000 of deposits that had been used to secure leases. Net cash provided by investing activities for 2001 was $2.1 million and reflected sales and maturities of marketable securities of $2.0 million and the return of $219,000 of deposits that had been used to secure leases. We do not anticipate making significant capital expenditures during 2004.

Net cash used in financing activities of $1.7 million for 2003 primarily resulted from the payment of $1.8 million under the Company's convertible debt agreement in July 2003. Net cash provided by financing activities of $1.9 million for 2002 resulted primarily from $1.5 million of borrowings under the convertible debt agreement and the return of $707,000 that had been pledged as collateral for margin loans of officers. Net cash provided by financing activities of $6.5 million for 2001 resulted from proceeds, net of issuance costs, of $9.2 million from the issuance of common stock private placement offerings in March and November 2001. The $1.5 million repayment of the outstanding line of credit in January 2001 and additional pledge of $1.0 million as collateral for margin loans of officers reduced the amount of net cash provided by financing activities in 2001.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement defines an obligation as "a conditional or unconditional duty or responsibility on the part of the issuer to transfer assets or to issue its equity shares." FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

RISK FACTORS

There are many factors that affect the Company's business and the results of its operations, some of which are beyond its control. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

ABILITY TO CONTINUE AS A GOING CONCERN; UNCERTAINTY OF ADDITIONAL FINANCING

Due to continuing operating losses, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern may be contingent on the Company receiving additional funds in the form of equity or debt financing. The Company currently plans to meet its capital requirements primarily through issuance of equity securities or new borrowing arrangements, and in the longer term, revenue from operations. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

LACK OF PROFITABILITY; UNCERTAINTY OF FUTURE PROFITABILITY

The Company was organized in 1998 and began operations as a public company in 1999 offering electronic billing services to other companies. Subsequent to the sale of the Company's Business in July 2003, the Company has concentrated on building its electronic payments services operations. The Company has not been profitable since inception and may never achieve profitability. As of December 31, 2003, the Company's accumulated deficit was $46.6 million. Because we have a relatively limited history in a rapidly evolving and dynamic market, it is difficult to predict our future operating results. Therefore, all historical information included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future.

--------------------------------------------------------------------------------

UNCERTAIN RELIABILITY, GROWTH AND CONSUMER ACCEPTANCE OF THE INTERNET, INTERNET TECHNOLOGY, AND ELECTRONIC COMMERCE

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if the Company, despite an investment of significant resources, is unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, the Company's business, operating results, and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and the Company's customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine ("ATM") industries, the Company and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While the Company believes that it is utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of the Company's or another provider's security, have the potential to undermine consumer confidence in the technology and thereby have a materially adverse effect on the Company's business. In addition, there can be no guarantee that the Internet will continue to grow in acceptance or maintain its reliability, or that new technologies will not supplant the Internet in part or in whole.

UNCERTAIN GROWTH OF PROPORTION OF ELECTRONIC REMITTANCES

The Company's future financial performance will be materially affected by the percentage of payments that can be cleared electronically. As compared with making payment by paper check or by draft, the Company believes that electronic payments: (i) cost much less to complete; (ii) give rise to fewer errors, which are costly to resolve; and (iii) generate far fewer customer inquiries and therefore consume fewer customer care resources. Accordingly, a reversal of the current trend toward a smaller proportion of paper-based payments would have a material adverse effect upon the Company's business, operating results, and financial condition.

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

--------------------------------------------------------------------------------

UNCERTAINTY OF ACH ACCESS

The Company has a contractual relationship with a third party provider, which maintains a relationship with multiple Originating Depository Financial Institutions ("ODFI") in the Automated Clearinghouse ("ACH") Network. The ACH Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An ODFI is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through its relationship with this third party provider, the Company is able to process payment transactions on behalf of its customers and their consumers by submitting payment instructions in a prescribed ACH format. The Company pays volume-based fees to the third party provider for debit and credit transactions processed each month, and pays fees for other transactions such as returns and notices of change to bank accounts. These fees are part of the Company's cost structure. If the Federal Reserve rules were to change to introduce restrictions or modify access to the ACH, the Company's business could be materially adversely affected.

UNCERTAINTY OF ACCESS TO CARD-BASED PROCESSING.

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third party processing provider or our bank sponsor fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. The termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we were unable to obtain another provider or sponsor.

COMPETITION IN ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES

Portions of the electronic commerce market are becoming increasingly competitive. The Company expects to face growing competition in all areas of the electronic payment processing market. New companies could emerge and compete for merchants of all sizes. The Company expects competition to increase from both established and emerging companies and that such increased competition could materially adversely affect the Company's business, operating results and financial condition. Moreover, the Company's current and potential competitors, many of whom have greater financial, technical, marketing and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire market share. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman, Chief Executive Officer and Chief Financial Officer, Michael R. Long and its President and Chief Operating Officer, Louis A. Hoch. The Company's operations could be affected adversely if, for any reason, either of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and non-compete agreements with all of its key employees. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the Company experiences significant growth, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's potential inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

RISK OF PRODUCT DEFECTS

The software products utilized by the Company could contain errors or "bugs" that could adversely affect the performance of services or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. The Company attempts to limit its potential liability for warranty claims through technical audits and limitation-of-liability provisions in its customer agreements. There can be no assurance that the

--------------------------------------------------------------------------------
measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Despite the existence of various security precautions, the Company's computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system.

EROSION OF REVENUE FROM SERVICES

The profitability of the Company's business depends, to a substantial degree, upon merchants electing to continue to periodically renew contracts and receive services under existing contracts. In the event that a substantial number of these customers were to decline to renew these contracts or choose to discontinue receiving services for any reason, the Company's revenues and profits would be adversely affected. Sales of the Company's services are dependent upon customer demand for the services, which is affected by pricing decisions, the competition of similar products and services, and reputation of the products and services for performance. Poor performance by the Company in performing its services would have the potential to undermine the Company's reputation and affect future sales of other services. A substantial decrease in revenue from services would have a material adverse effect upon the Company's business, operating results and financial condition.

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

LIMITED PROTECTION OF PROPRIETARY SERVICES

The Company regards some of its services as proprietary and relies primarily on a combination of trademark and trade secret laws, employee and third party non-disclosure agreements, and other intellectual property protection methods to protect its products and services. Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

As of December 31, 2003, the directors and officers of the Company and their affiliates collectively own approximately 6% of the outstanding shares of the Company's common stock. As a result, these stockholders are able to exercise some degree of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

--------------------------------------------------------------------------------

SHARES ELIGIBLE FOR FUTURE SALE; POSSIBLE ADVERSE EFFECT ON MARKET PRICE

As of December 31, 2003, the Company had 20,987,956 shares of common stock issued and outstanding. The Company anticipates that it may need future equity financing to meet certain operational and strategic requirements. Such future equity financing may have a significant dilutive effect on the Company's stock price.

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

DIFFICULTY IN MANAGEMENT OF GROWTH

The Company may experience a period of rapid growth that could place a significant strain on its resources. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls as well as to expand its work force. A significant increase in the Company's customer base may necessitate the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management and financial resources. Although the Company believes that its current infrastructure is adequate to meet the needs of its customers in the foreseeable future, there can be no assurance that the Company will be able to expand and adapt its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to manage growth effectively, hire needed personnel, expand and adapt its computer infrastructure or improve its operational, management, and financial systems and controls, the Company's business, operating results, and financial condition could be materially adversely affected.

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

DEPENDENCE UPON CONTRACTS WITH MERCHANTS

The Company's business is dependent upon performing under the terms of agreements with merchants. Although the Company is unaware of any circumstance that would prevent the operational ability to perform these agreements, there can be no assurance that the Company will be able to fully perform under these agreements or that other factors may prevent merchants from processing payments through the Company.

--------------------------------------------------------------------------------

DEPENDENCE UPON CONTRACTS WITH PAYMENT PROCESSORS AND SERVICE PROVIDERS

The Company's business is dependent upon executing and maintaining agreements with third party providers to provide dependable financial services to merchants and their consumers. Such financial services include ACH processing and credit and debit-card based processing. There can be no assurance that any of the payment processors will be able to perform under these agreements in the future. Typically, our contracts with these third parties are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its portfolio of cash equivalents. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2003, because the Company's intention is to maintain a liquid investment portfolio. The Company does not use derivative financial instruments in its operations.










--------------------------------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Auditors...............................................................25

Consolidated Balance Sheets as of December 31, 2003 and 2002..................................27

Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001............................................................28

Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the years ended
  December 31, 2003, 2002 and 2001............................................................29

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001............................................................30

Notes to Consolidated Financial Statements....................................................31








-------------------------------------------------------------------------------------------------
                                               24

                         REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Shareholders of Payment Data Systems, Inc. San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Payment Data Systems, Inc., formerly known as Billserv, Inc, and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Payment Data Systems, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted auditing standards.

The accompanying financial statements of Payment Data Systems, Inc. and subsidiaries have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 15, the Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. In addition, in July 2003, substantially all operations were sold. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of Payment Data Systems, Inc. and subsidiaries do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 2, 2004, except for Note 16,
to which the date is March 15, 2004




--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Shareholders of Payment Data Systems, Inc. San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Payment Data Systems, Inc., formerly known as Billserv, Inc., and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Payment Data Systems, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements of Payment Data Systems, Inc. and subsidiaries have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 15, the Company has incurred substantial losses since inception and has experienced a material shortfall in anticipated revenues, which has led to a significant decrease in its cash position and a deficit in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of Payment Data Systems, Inc. and subsidiaries do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                ERNST & YOUNG LLP

San Antonio, Texas
April 1, 2003


--------------------------------------------------------------------------------


                                       PAYMENT DATA SYSTEMS, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                           December 31,      December 31,
                                                                               2003              2002
                                                                        ----------------   ----------------
Assets:
Cash and cash equivalents                                                 $      528,119     $      286,105
Cash pledged as collateral for related party obligations                               -          1,311,984
Accounts receivable, net                                                          43,693            659,074
Prepaid expenses and other                                                       113,650            257,810
                                                                        ----------------   ----------------
Total current assets                                                             685,462          2,514,973

Property and equipment, net                                                      215,156            281,432
Other assets                                                                      37,782             22,500
Net property and equipment of discontinued operations                                  -          1,890,358
                                                                        ----------------   ----------------
Total assets                                                              $      938,400    $     4,709,263
                                                                        ================   ================

Liabilities and shareholders' equity (deficit):
Current liabilities:
  Accounts payable                                                        $      501,488    $       949,392
  Accrued expenses                                                               224,180            555,560
  Payable under related party guarantees                                               -          1,278,138
  Short-term borrowings                                                                -          1,800,000
  Deferred revenue                                                                     -            400,960
  Obligations under capital leases of discontinued operations                          -             70,483
                                                                        ----------------   ----------------
Total current liabilities                                                        725,668          5,054,533

Shareholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized;
  20,987,956 and 20,603,799 issued and outstanding                                20,988             20,604
Additional paid-in capital                                                    46,842,908         46,770,186
Accumulated deficit                                                          (46,651,164)       (47,136,060)
                                                                        ----------------   ----------------
Total shareholders' equity (deficit)                                             212,732           (345,270)
                                                                        ----------------   ----------------
Total liabilities and shareholders' equity (deficit)                      $      938,400    $     4,709,263
                                                                        ================   ================

 See notes to consolidated financial statements.



--------------------------------------------------------------------------------------------------------------
                                                      27


                                     PAYMENT DATA SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended         Year ended          Year ended
                                                     December 31,       December 31,        December 31,
                                                         2003               2002                2001
                                                  ------------------ ------------------  ------------------
Revenues                                           $       119,297    $        77,070      $       43,835

Operating expenses:
   Cost of services                                        138,009             58,739              38,004
   Selling, general and administrative                   1,726,028          2,431,566           3,077,783
   Depreciation and amortization                           130,671            183,594             199,384
                                                  ------------------ ------------------  ------------------
Total operating expenses                                 1,994,708          2,673,899           3,315,171
                                                  ------------------ ------------------  ------------------

Operating loss                                          (1,875,411)        (2,596,829)         (3,271,336)

Other income (expense), net:
   Interest income                                           5,122             81,799             355,262
   Interest expense                                        (61,432)        (1,114,798)            (40,079)
   Loss on guarantees                                            -         (1,278,138)                  -
   Other income (expense)                                  157,422           (354,494)             36,941
                                                  ------------------ ------------------  ------------------
Total other income (expense), net                          101,112         (2,665,631)            352,124
                                                  ------------------ ------------------  ------------------

Loss from continuing operations before income
   taxes                                                (1,774,299)        (5,262,460)         (2,919,212)
Income taxes                                                     -                  -                   -
                                                  ------------------ ------------------  ------------------

Loss from continuing operations                         (1,774,299)        (5,262,460)         (2,919,212)

Discontinued operations (Note 14):
Loss from discontinued operations, net of no
   income taxes                                           (477,846)        (5,692,217)         (7,486,494)
Gain on disposition of discontinued
   operations, net of no income taxes                    2,737,041                  -                   -
                                                  ------------------ ------------------  ------------------

Net income (loss)                                  $       484,896    $   (10,954,677)     $  (10,405,706)
                                                  ================== ==================  ==================

Loss from continuing operations per common
   share - basic and diluted                        $        (0.09)   $         (0.25)     $        (0.16)
Income (loss) from discontinued operations
   per common share - basic and diluted                       0.11              (0.28)              (0.42)
                                                  ------------------ ------------------  ------------------
Net income (loss) per common share - basic
   and diluted                                      $         0.02    $         (0.53)     $        (0.58)
                                                  ================== ==================  ==================
Weighted average common shares
   outstanding - basic and diluted                      20,883,218         20,591,304          18,017,051

See notes to consolidated financial
   statements.

-------------------------------------------------------------------------------------------------------------
                                                    28



                                                      PAYMENT DATA SYSTEMS, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                               Common Stock         Additional                        Other            Total
                                          -----------------------   Paid - In      Accumulated    Comprehensive    Shareholders'
                                            Shares        Amount     Capital         Deficit          Income      Equity (Deficit)
                                          ------------- --------- --------------- --------------- --------------- -----------------
Balance at December 31, 2000                15,527,870  $ 15,528   $ 36,758,450    $ (25,775,677)  $      13,109   $   11,011,410

Exercise of stock options                        8,000         8         34,992                -               -           35,000
Issuance of common stock, net of
   issuance costs                            5,002,656     5,003      9,115,968                -               -        9,120,971
Comprehensive loss:
    Unrealized gain on investments                   -         -              -                -         (13,109)         (13,109)
    Net loss for the year ended
       December 31, 2001                             -         -              -      (10,405,706)              -      (10,405,706)
                                                                                                                  -----------------
    Comprehensive loss                                                                                                (10,418,815)
                                          ------------- --------- --------------- --------------- --------------- -----------------

Balance at December 31, 2001                20,538,526    20,539     45,909,410      (36,181,383)              -        9,748,566

Issuance of common stock                        65,273        65         63,170                -               -           63,235
Value of beneficial conversion feature
   granted in connection with issuance
   of debt                                           -         -        538,461                -               -          538,461
Value of common stock warrants granted
   in connection with issuance of debt               -         -        259,145                -               -          259,145
Comprehensive loss:
    Net loss for the year ended
       December 31, 2002                             -         -              -      (10,954,677)              -      (10,954,677)
                                          ------------- --------- --------------- --------------- --------------- -----------------

Balance at December 31, 2002                20,603,799    20,604     46,770,186      (47,136,060)              -         (345,270)

Issuance of common stock                       118,857       119         22,841                -               -           22,960
Exercise of stock options                      265,300       265         49,881                -               -           50,146
Comprehensive income:
    Net income for the year ended
       December 31, 2003                             -         -              -          484,896               -          484,896
                                          ------------- --------- --------------- --------------- --------------- -----------------

Balance at December 31, 2003                20,987,956  $ 20,988    $ 46,842,908    $ (46,651,164) $           -   $      212,732
                                          ============= ========= =============== =============== =============== =================

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       29


                                            PAYMENT DATA SYSTEMS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          2003                2002                 2001
                                                   ------------------- -------------------- -------------------
Operating activities:

Loss from continuing operations                      $    (1,774,299)    $     (5,262,460)    $     (2,919,212)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating
activities:
Depreciation and amortization                                130,671              183,594              199,384
Impairment of assets                                          17,000                    -                    -
Loss on related party guarantees                                   -            1,278,138                    -
Issuance of common stock warrants and convertible
debt                                                               -            1,035,255                    -
Gain on disposition                                                -                    -              (36,070)
Changes in current assets and current liabilities:
  Accounts receivable                                        615,381             (221,397)             344,860
  Related party notes receivable                                   -              162,154              121,584
  Prepaid expenses and other                                 144,160                7,702              377,551
  Accounts payable and accrued expenses                     (763,034)             893,818             (757,863)
  Deferred revenue                                          (400,960)            (251,669)            (173,371)
                                                   ------------------- -------------------- -------------------
Net cash used in continuing operations                    (2,031,081)          (2,174,865)          (2,843,137)
Net cash used in discontinued operations                    (145,038)          (3,836,809)          (6,740,000)
                                                   ------------------- -------------------- -------------------
Net cash used in operating activities                     (2,176,119)          (6,011,674)          (9,583,137)

Investing activities:
Purchases of property and equipment                          (66,395)              (9,522)            (120,676)
Proceeds from sale of assets                               4,224,108                    -                    -
Proceeds from sales and maturities of investments                  -                    -            2,028,680
Long-term deposits, net                                      (30,282)             255,503              218,641
Other investing activities                                         -               (6,126)               2,577
                                                   ------------------- -------------------- -------------------
Net cash provided by investing activities                  4,127,431              239,855            2,129,222

Financing activities:
Proceeds from notes payable                                        -            2,145,000                    -
Principal payments for notes payable                      (1,800,000)            (645,000)          (1,500,000)
Financing costs, net                                               -             (237,649)                   -
Principal payments for capital lease obligations                   -             (148,228)            (181,328)
Cash pledged as collateral for related party
obligations                                                1,311,984              706,967           (1,018,951)
Payments for related party obligations                    (1,278,138)                   -                    -
Issuance of common stock, net of issuance costs               56,856               63,235            9,155,971
                                                   ------------------- -------------------- -------------------
Net cash provided by (used in) financing activities       (1,709,298)           1,884,325            6,455,692
                                                   ------------------- -------------------- -------------------

Change in cash and cash equivalents                          242,014           (3,887,494)            (998,223)
Cash and cash equivalents, beginning of period               286,105            4,173,599            5,171,822
                                                   ------------------- -------------------- -------------------
Cash and cash equivalents, end of period             $       528,119     $        286,105     $      4,173,599
                                                   =================== ==================== ===================

Supplemental information:

  Cash paid for interest                             $        41,623     $         39,264     $         52,027
  Cash paid for federal income taxes                               -                    -                    -


See notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------
                                                         30

                           PAYMENT DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Payment Data Systems, Inc., formerly known as Billserv, Inc., and its subsidiaries (collectively, "PDS" or "the Company"), provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the ACH network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.bills.com. Prior to selling substantially all of its assets (the "Business") in July 2003, the Company provided electronic bill presentment and payment ("EBPP") services to companies generating recurring bills, primarily in the United States. The Company also provided related EBPP consulting and Internet-based customer care interaction services. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the results of operations for the asset group disposed of have been classified as discontinued operations. All financial information presented for the years ended December 31, 2003, 2002 and 2001 has been restated to reflect the operating results of this asset group as discontinued operations (see Note 14).

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, bills.com, Inc. and billserv.com-canada, Inc. All significant intercompany accounts and transactions have been eliminated.

The accompanying financial statements have been presented assuming the Company will continue as a going concern (see Note 15).

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating loss as previously reported.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $3,155 at December 31, 2003 and $47,197 at December 31, 2002. The Company normally does not charge interest on accounts receivable. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company's customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company recorded

--------------------------------------------------------------------------------
bad debt expense of $10,700, $30,000 and $21,000 for 2003, 2002, and 2001,
respectively, and recorded bad debt write-offs of $54,742, $1,734 and $12,069 to its allowance for doubtful accounts in 2003, 2002 and 2001, respectively. No single customer accounted for more than 5% of total continuing operating revenues for the years ended December 31, 2003, 2002 or 2001.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews, on at least an annual basis, the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

INTANGIBLE ASSET

The cost of the intangible asset is being amortized on a straight-line basis over a five-year period.

REVENUE RECOGNITION

Revenue consists of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa).

RESERVE FOR LOSSES ON MERCHANT ACCOUNTS

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase price is refunded to the customer through the merchant's acquiring bank, and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. The Company's continuing operations did not incur any advertising costs for the years ended December 31, 2003, 2002 or 2001.

FOREIGN OPERATIONS

The Company is currently not operating in any foreign countries. The Company previously operated in Australia and Canada; however, the impact financially of expanding internationally was not material to the Company's financial position or results of operations in any year.

--------------------------------------------------------------------------------

INCOME TAXES

Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COMPREHENSIVE LOSS

The Company's comprehensive loss in 2001 is comprised of net loss and unrealized gains and losses on investments classified as available-for-sale.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based employee compensation.

                                                               2002             2001               2000
                                                               ----             ----               ----
Net income (loss), as reported                            $   484,896      $(10,954,677)     $(10,405,706)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                       (573,186)       (1,584,364)       (2,782,995)
                                                          -----------      ------------      ------------

Pro forma net income (loss)                               $   (88,290)     $(12,539,041)     $(13,188,701)
                                                          ===========      ============      ============

Net income (loss) per common share
- basic and diluted, as reported                          $      0.02       $    (0.53)       $     (0.58)

Net income (loss) per common share
- basic and diluted, pro forma                            $      -          $    (0.61)       $     (0.73)

NET LOSS PER SHARE

Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants and the convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Notes 10 and 11 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement defines an obligation as "a conditional or unconditional duty or responsibility on the part of the issuer to transfer assets or to issue its equity shares." FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.


--------------------------------------------------------------------------------

NOTE 2. ISSUANCE OF CAPITAL STOCK

On June 2, 2000, the Company entered into an extended biller service provider agreement with CheckFree Investment Corporation, CheckFree Services Corporation and CheckFree Holdings Corporation (collectively, "CheckFree"). As part of this agreement, CheckFree purchased 879,121 shares of the Company's common stock at $11.375 per share totaling $10.0 million. Offering proceeds to the Company, net of issuance costs, were approximately $9.5 million. In connection with this transaction, the Company also issued warrants to purchase 2,179,121 shares of common stock, and warrants to purchase up to an additional 2,801,903 shares if certain criteria were met (see Note 11).

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

In November 2001, the Company issued 2,000,000 shares of common stock under a private placement offering (the "2001 Offering"). The shares were issued at an undiscounted price of $1.25 per share. Net proceeds totaled approximately $2.3 million, net of offering costs of approximately $211,000, which included approximately $200,000, or 8% of the Offering, paid to the placement agent. The Company subsequently filed a registration statement with the SEC to register the shares issued in this offering. In connection with this transaction, the Company also issued warrants to purchase 2,000,000 shares of common stock (see Note 11).

During the year ended December 31, 2003, the Company issued 75,000 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded $16,250 of expense related to the issuance of this stock.

NOTE 3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:


                                                              2003             2002
                                                        ----------------- -----------------
          Furniture and fixtures                        $       175,856    $      192,870
          Equipment                                             424,901           392,499
          Software                                              174,740           149,724
          Leasehold improvements                                  8,434                 -
                                                        ----------------- -----------------
                                                                783,931           735,093
          Less: accumulated depreciation and
          amortization                                         (568,775)         (453,661)
                                                        ----------------- -----------------

          Total property and equipment, net             $       215,156   $       281,432
                                                        ================= =================

NOTE 4. IMPAIRMENT OF ASSETS

During the fourth quarter of 2002, the Company performed an impairment review because of the uncertainty of the Company's ability to continue as a going concern due to decreased liquidity, which indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that customer relationship management software and document archival and retrieval software with a total carrying amount of $855,000 were no longer recoverable and recorded a non-cash charge of $855,000, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected future cash flows to be generated by these assets, which was determined to be zero because of the Company's inability to deploy and utilize the assets to provide revenue-generating services.

During the second quarter of 2003, the Company performed an impairment review because the Company expected to sell the asset group comprising the Business. The Company determined that the asset group to be sold was impaired and recorded a non-cash charge of $200,000, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected selling price of the asset group. During the fourth quarter of 2003, the Company performed an impairment review because the Company expected to sell certain assets not currently being utilized. The Company determined that the assets expected to be sold were impaired and recorded a non-cash charge of $17,000, which is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations. Fair value was based on the selling price of similar assets.

--------------------------------------------------------------------------------

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following balances:

                                     December 31,      December 31,
                                        2003              2002
                                   ---------------- ----------------

         Accrued salaries              $    11,325      $    185,178
         Accrued vacation                        -            80,517
         Accrued property taxes                  -            84,018
         Accrued sales taxes               101,696             4,489
         Accrued professional
           fees                            100,515            30,810
         Other accrued expenses             10,644           170,548
                                   ---------------- ----------------
         Total                        $    224,180      $    555,560
                                   ================ ================

NOTE 6. OPERATING LEASES

In August 2003, the Company signed a three-year lease for approximately 4,500 square feet that will serve as the Company's headquarters. Additionally, the Company leases office equipment under non-cancelable operating leases. Rental expense under operating leases for continuing operations for the years ended December 31, 2003, 2002 and 2001, was $59,000, $97,000 and $87,000,
respectively. Future minimum lease payments required under operating leases, by year and in the aggregate, consist of the following at December 31, 2003:

                  Year ending December 31,

                           2004                 $   84,599
                           2005                     83,199
                           2006                     67,605
                                                ----------

                  Total minimum lease payments  $  235,403
                                                ==========

NOTE 7. DEBT

On July 24, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note and a four-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Laurus could convert the convertible note, which bore interest at 7% annually, at any time into shares of the Company's common stock at a fixed conversion price of $0.78, subject to certain restrictions in the purchase agreement. The Company could pay the principal and interest on the convertible note, which had a one-year term, in cash, shares of its common stock or a combination of cash and stock. If common stock was used to pay the note, the conversion price was the lesser of
(i) $0.78 or (ii) 88% of the average of the 7 lowest closing prices during the 22 trading days prior to the date the Company gave notice of payment. Accrued interest and one-ninth of the principal was due on the first business day of each calendar month beginning on November 1, 2002 and continuing until the maturity date of July 1, 2003. If the required principal payment was made in cash, the principal amount paid was 105% of the amount due. The Company granted Laurus a security interest in all of its assets. The Company defaulted under the note during the fourth quarter of 2002 and a penalty of 120% of the outstanding principal amount, or $300,000, was assessed to the Company for the default, and was included in the balance of short-term borrowings on the Company's balance sheet at December 31, 2002.

The Company recorded a debt discount as a result of the issuance of the warrant to Laurus of approximately $259,000, which was being charged to interest expense over the term of the convertible note using the effective yield method. Upon the Company's default under the note, the remaining balance of the discount was charged to interest expense. Furthermore, the Company recorded an additional debt discount as a result of the beneficial conversion feature of approximately $283,000, which was charged to interest expense at the date of issuance. The amount related to the beneficial conversion feature was determined by dividing the note proceeds allocated to the convertible security of approximately $1,241,000 by the number of shares into which the note was convertible, or 1,923,077 shares based on the fixed conversion price of $0.78 per common share. The resulting effective conversion price of $0.65 per common share was then compared to the fair value of the Company's stock, which was $0.93 per common share on the issuance date. The difference of $0.28 per common share between the fair value of the stock and the effective conversion price was then multiplied by 1,009,586, which was the number of shares the note was convertible into at the date of issuance, taking into account the limitation on the number of shares that Laurus could convert at that time. The

--------------------------------------------------------------------------------
                                       35
agreement stipulated that Laurus could not convert that amount of the note that would result in beneficial ownership of more than 4.9% of the outstanding common shares of the Company on the date of conversion. The conversion limitation was to become null and void upon an event of default under the note and could have been raised if the Company chose to redeem the outstanding principal amount of the note in cash and Laurus elected to convert the note instead. The limitation could also be raised if the Company were to issue additional common shares for any reason, thus increasing the number of outstanding shares. Due to the Company's default under the note during the fourth quarter of 2002, the 4.9% limitation became null and void and additional interest expense of approximately $256,000 was recognized at a rate of $0.28 per common share for the 913,491 additional shares that the note became convertible into upon default. During 2002, the Company capitalized $238,000 in financing costs related to the issuance of the Laurus debt that were being charged to interest expense over the term of the convertible note using the effective yield method. Upon default under the note in the fourth quarter of 2002, the remaining unamortized balance was charged to interest expense.

In connection with the sale of substantially all of its assets (see Note 14), the Company paid the outstanding balance of the convertible note in cash, including accrued penalties and interest, in full settlement of all claims by Laurus during July 2003. In addition, the four-year warrant to purchase 300,000 shares of the Company's common stock initially granted to Laurus was canceled as part of the settlement.

NOTE 8. RELATED PARTY TRANSACTIONS AND GUARANTEES

From time to time, the Company has made loans to certain officers of the Company. The highest aggregate amount outstanding of loans due from officers (including an ex-officer of the Company) was $162,000 during 2002 and $230,000 during 2001. There were no loans due from officers during 2003.

In December 2000, an officer of the Company borrowed approximately $20,000 that accrued interest at a rate of 8% annually. The loan was repaid in full during 2001.

On August 16, 2000, an officer of the Company borrowed approximately $60,000 that accrued interest at a rate of 8% annually. At December 31, 2001, $46,000 was outstanding under this loan. In May 2002, this officer repaid the balance of this loan in full, including accrued interest. On December 21, 2000, the Company entered into a 30-day promissory note with the same officer for $125,000. The promissory note was repaid in full in January 2001, including interest at a rate of 8% annually.

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

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of four officers of the Company (only two of which are currently employed by the Company). These funds are classified as cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. The margin loans were from institutional lenders and were secured by shares of the Company's common stock held by these officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise additional capital through private equity placements. The sale of the Company's common stock could have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations, if necessary, based on (i) its interpretation of the loan guarantee agreements,
(ii) the market price of the Company's stock at the time of the pledge, and
(iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes, which was denied by the institutional lender, based upon their interpretation of the loan guarantee agreements. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the lenders applied the pledged funds being held to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2003. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.


--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                            2003                 2002
                                     -------------------- -------------------
    Deferred Tax Assets:
    --------------------
    Warrant expense                    $     3,166,992      $     3,166,992
    Loss on related party guarantees           434,567              434,567
    Net operating loss carryforwards        11,759,182           11,818,879
    Other items                                 91,019              624,016
                                     -------------------- -------------------
                                            15,451,760           16,044,454
    Valuation allowance                    (15,400,069)         (15,921,467)
                                     -------------------- -------------------
    Total Deferred Tax Asset                    51,691              122,987

    Deferred Tax Liabilities:
    -------------------------
    Depreciation and other items                51,691              122,987
                                     -------------------- -------------------

    Net Deferred Tax Asset
    (Liability)                        $             -      $              -
                                     ==================== ===================

For the period from inception (July 30, 1998) through December 31, 2003, the Company has net operating loss carryforwards for tax purposes of approximately $34.6 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                 2003                 2002                 2001
                                          -------------------- -------------------  -------------------
    Tax at US statutory rate -- 34%       $         164,865   $       (3,724,590)    $     (3,537,940)
    Change in valuation allowance                  (521,398)           3,700,366            3,421,050
    Permanent and other differences                 356,533               24,224              116,890
                                          -------------------- -------------------  -------------------

    Income tax expense                    $               -    $               -     $              -
                                          ==================== ===================  ===================

NOTE 10. EMPLOYMENT BENEFIT PLANS

STOCK OPTION PLANS

The Board of Directors and stockholders approved the 1999 Employee Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") as well as restricted stock to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to the Employee Plan. On December 29, 2003, the Employee Plan was amended and restated by the Board of Directors to add provisions 1) allowing for stock awards to be made to consultants as provided in Rule 405 promulgated under the Securities Act of 1933, as amended from time to time, and other applicable law, 2) increasing the amount of shares of common stock of the Company exercisable per fiscal year from stock options, whether ISOs or NQSOs, from 350,000 to 500,000, and 3) removing minimum holding periods on "Restricted Stock" as such term is defined in the Employee Plan.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders in 1999. Under the Director Plan, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company has reserved 800,000 shares of its common stock for issuance pursuant to the Director Plan.

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

Activity under the Employee Plan and Director Plan is as follows:

                                                              Weighted Average
                                          Number of Shares     Exercise Price
                                        ------------------- ------------------
     Outstanding, December 31, 2000            2,899,175          $ 4.95
        Granted                                2,045,162            0.97
        Canceled                                (646,032)           4.67
        Exercised                                 (8,000)           4.38
                                        -------------------

     Outstanding, December 31, 2001            4,290,305            3.10
        Granted                                3,104,250            0.23
        Canceled                              (1,632,906)           5.09
        Exercised                                      -            -
                                        -------------------

     Outstanding, December 31, 2002            5,761,649            0.99
        Granted                                1,755,000            0.13
        Canceled                              (2,699,579)           0.87
        Exercised                               (265,300)           0.19
                                        -------------------

     Outstanding, December 31, 2003            4,551,770          $ 0.78
                                        ===================

There was an aggregate of 971,230 and 26,651 options to purchase the Company's common stock available for future grants under the Employee and Director Plans at December 31, 2003 and 2002, respectively. Exercisable stock options amounted to 3,171,770 at a weighted average price of $1.06 and 1,604,492 at a weighted average price of $2.33 at December 31, 2003 and 2002, respectively.

Summarized information about stock options outstanding at December 31, 2003 is as follows:


                                                  Options Outstanding                    Options Exercisable
                                          -------------------------------------  ------------------------------------
                                           Weighted Average       Weighted
  Range of Exercise         Options           Remaining           Average            Number of      Weighted Average
        Prices            Outstanding      Contractual Life    Exercise Price        Options        Exercise Price
----------------------- ----------------- ------------------- -----------------  ----------------- ------------------
    $0.09 - $0.14           1,730,000            9.90                $0.13            350,000             $0.09
    $0.18 - $0.26           1,271,100            8.99                $0.19          1,271,100             $0.19
    $0.86 - $0.88             741,668            7.83                $0.86            741,668             $0.86
    $1.88 - $2.07             354,001            7.03                $2.06            354,001             $2.06
    $2.81 - $11.25            455,001            5.14                $3.76            455,001             $3.76
                        -----------------                                        -----------------
                            4,551,770            8.61                $0.78          3,171,770             $1.06
                        =================                                        =================

--------------------------------------------------------------------------------

The weighted average fair value of stock options at date of grant was $0.10, $0.17 and $0.73 per option for options granted during fiscal years 2003, 2002, and 2001, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:

                                         2003           2002            2001
                                         ----           ----            ----

        Dividend yield                   None           None            None
        Expected volatility              142%           128%            119%
        Risk-free interest rate          1.80%          1.80%           3.40%
        Expected life                    2.45           3.74            3.95

EMPLOYEE STOCK PURCHASE PLAN

The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company's common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2003. A total of 43,857, 65,273 and 117,194 shares were issued under the ESPP in 2003, 2002 and 2001, respectively, at prices ranging from $0.15 per share to $2.18 per share.

401(K) PLAN

In May 1999, the Company adopted a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during fiscal 2003, 2002 or 2001.

NOTE 11. STOCK WARRANTS

In connection with the CheckFree investment (see Note 2), the Company issued CheckFree warrants to purchase 2,179,121 shares at $11.375 per share for entering into the extended biller service provider agreement and investing $10.0 million. Under this agreement, CheckFree provided the Company with electronic bill presentment services for volume-based fees. The Company recorded $7,488,000 of expense and a corresponding credit to additional paid-in capital related to the estimated fair value of 1.3 million of these warrants, which were issued as consideration for entering into the extended biller service provider agreement. The related warrant expense was recognized immediately instead of being deferred and recognized over the life of the agreement because the warrants were fully vested at the date of grant and CheckFree did not have to perform under the agreement to earn the warrants. Also, CheckFree had the ability to earn incentive warrants on up to 2,801,903 additional shares, of which 1,000,000 were exercisable at $11.375 per share and 1,801,903 were exercisable at $14.219 per share. The incentive warrants were to vest upon the achievement of certain target levels of referred billers to the Company by CheckFree and all such warrants that were not vested within five years would expire. None of these incentive warrants vested and all were effectively canceled with the assignment of the related service agreement to the purchaser of substantially all of the assets of the Company in July 2003 (see Note 14).

In connection with the 2001 Offering (see Note 2), the Company issued warrants to the eighteen investors to purchase 2,000,000 shares of common stock at $1.80 per share, or one warrant for each share issued. The warrants are exercisable for five years from the date of issuance, or until November 27, 2006. The Company has the right to call the exercise of the warrants at any time after six months after the date of the issuance and after the closing price of the common stock exceeds $5.40 for a period of twenty consecutive trading days. Upon such call notice, the holders of the warrants must exercise the warrants within thirty days, after which time they may be redeemed for $.05 per warrant.

In connection with the July 2002 convertible debt issuance (see Note 7), the Company issued a warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. Using the fair value-based method of accounting, the Company recorded $259,000 of expense and a corresponding credit to paid-in-capital during 2002 related to the issuance of this warrant. These warrants were subsequently canceled in July 2003 in conjunction with the settlement and repayment of the related debt.

--------------------------------------------------------------------------------

At December 31, 2003, the outstanding vested warrants to purchase common stock are as follows:

       Shares of Common     Exercise       Aggregate       Expiration
             Stock           Price         Exercise            Date
                                              Price
       ----------------------------------------------------------------

                41,237       $ 6.06        $  250,000      08/05/2004
                   250         3.25               813      10/14/2004
                   280         8.00             2,240      12/15/2004
                 8,890         7.41            65,875      12/20/2004
                 3,500         7.31            25,585      12/22/2004
             2,179,121        11.38        24,798,397      06/02/2010
             2,000,000         1.80         3,600,000      11/27/2006
             ---------                   ------------
             4,233,278                   $ 28,742,910
             =========                   ============

NOTE 12. COMMON STOCK LISTING

The Company's common stock began trading on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers ("NASD") on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. The Company filed its initial filing on Form 10 with the SEC on June 10, 1999 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTCBB's phase-in schedule for the new eligibility rules, the listing on the OTCBB was terminated. The Company's common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and the stock was relisted and traded on the OTCBB through March 13, 2000 at which time the stock was approved for trading on the NASDAQ Small Cap Market. Subsequently the stock was approved for trading on the NASDAQ National Market ("NNM") on July 31, 2000, under the symbol "BLLS." On February 4, 2003, the NNM delisted the Company's common stock because the Company did not meet the requirements for continued listing on the NNM. The Company's common shares were immediately eligible for quotation on the OTCBB effective at opening of business on February 4, 2003. On July 29, 2003, the Company amended its Articles of Incorporation to change its name to Payment Data Systems, Inc. and began trading on the OTCBB under a new symbol, PYDS, on August 20, 2003.

NOTE 13. LEGAL PROCEEDINGS

On July 25, 2003, certain stockholders of the Company (such stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan (collectively, the "Plaintiffs")) commenced legal action against the Company, Ernst & Young, LLP and certain of the Company's current and former directors (such directors being Louis A. Hoch, Michael R. Long, David S. Jones, Roger Hemminghaus, E. Scott Crist, Peter Kirby, Richard Bergman, and Terri A. Hunter (the "Defendant Directors")) in the District Court of the 45th Judicial District, Bexar County, Texas (the "Suit"). The Plaintiffs allege, as the Suit pertains to the Company, that the Company, acting through the Defendant Directors, misstated in the Company's 2000 and 2001 Form 10-Ks the Company's ability to use for operational purposes certain Company funds pledged as security for margin loans of four Company officers (only two of which are currently employed by the Company). The Plaintiffs seek economic and exemplary damages, rescission, interest, attorneys' fees and costs of court.

The company believes the Suit to be without merit, and intends to vigorously defend itself and the Defendant Directors.

NOTE 14.  DISCONTINUED OPERATIONS

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Saro, Inc., a Delaware corporation (the "Purchaser"), which is a wholly owned subsidiary of CyberStarts, Inc., a Delaware corporation (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The Board of Directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business; 3) the Company's ability to raise other sources of capital to operate the Business; and
4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the shareholders of PDS at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represented the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that supported its service offerings, including its eServ and eConsulting products. The carrying value of
--------------------------------------------------------------------------------
                                       40
these non-current assets was approximately $1,068,000 at July 25, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represented virtually all of the Company's assets, which it used to produce nearly all of its revenue; therefore, the Company has ceased its primary operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. During the years ended December 31, 2003, 2002 and 2001, these discontinued operations provided revenue of $2,155,000, $4,129,000 and $2,925,000, respectively. The Company retained its accounts receivable and related deferred revenue associated with the customers of the Business, as well as certain accounts payable and accrued liabilities related to the Business. At December 31, 2003, the Company's balance sheet included approximately $38,000 of net accounts receivable and approximately $277,000 of current liabilities that related to the operations of the Business.

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

NOTE 15. GOING CONCERN

The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company defaulted under its convertible debt agreement during the fourth quarter of 2002 (see Note 7) and was unsuccessful in its attempt to access its funds held as collateral to guarantee certain executive margin loans (see Note 8) after attempting to retrieve such funds during the fourth quarter of 2002. Consequently, the Company sold substantially all of its assets in July 2003 (see
Note 14) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (See Note 16). The satisfactory completion of an additional investment in the Company or growth of cash flow from operations is essential or the Company has no other alternative that will provide sufficient funds to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

NOTE 16.  SUBSEQUENT EVENTS

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, PDS may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. Any funds received will be used, as needed, to support on-going operations and enhance potential merger and acquisition activity.

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Amended 1999 Comprehensive Employee Stock Plan ("Employee Plan") to a former employee for services provided while employed by the Company in 2003. During the quarter ended March 31, 2004, the Company issued a total of 300,000 shares of common stock under the terms of its Employee Plan to an independent contractor providing financial consulting services to the Company.

Through March 15, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended.

--------------------------------------------------------------------------------

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2003 and 2002 is presented below.

                                                       2003
                               -----------------------------------------------------
                                   First        Second        Third        Fourth
                               -----------------------------------------------------
Revenue                         $    24,156  $    28,915   $    29,342  $    36,884
Loss from continuing
operations                         (464,305)    (489,516)     (336,161)    (484,317)
Income (loss) from
discontinued operations            (337,653)    (423,446)    2,956,579       63,715
Net income (loss)                  (801,958)    (912,962)    2,620,418     (420,602)

Basic and diluted income
(loss) per common share (a):
Loss from continuing operations       (0.02)       (0.02)        (0.01)       (0.02)
Income (loss) from
discontinued operations               (0.02)       (0.02)         0.14            -
Net income (loss)                     (0.04)       (0.04)         0.13        (0.02)
Weighted average common
shares outstanding               20,686,189   20,722,656    20,722,656   21,395,343

                                                       2002
                               -----------------------------------------------------
                                   First        Second        Third        Fourth
                               -----------------------------------------------------
Revenue                         $    15,071  $   18,422   $    20,774  $    22,803
Loss from continuing
operations                         (647,869)   (718,701)   (1,139,610)  (2,756,280)
Income (loss) from
discontinued operations          (1,244,761) (1,430,481)   (1,136,095)  (1,880,880)
Net loss                         (1,892,630) (2,149,182)   (2,275,705)  (4,637,160)
Basic and diluted income
(loss) per common share (a):
Loss from continuing operations       (0.03)      (0.03)        (0.06)       (0.14)
Income (loss) from
discontinued operations               (0.06)      (0.07)        (0.05)       (0.09)
Net income (loss)                     (0.09)      (0.10)        (0.11)       (0.23)
Weighted average common shares
outstanding                       20,577,813 20,581,126    20,602,074   20,603,799

  (a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual income or loss per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 10, 2004 the Board of Directors of Payment Data Systems, Inc. (the "Company"), upon recommendation of its Audit Committee, dismissed Ernst & Young LLP ("E&Y") as the Company's independent accountants and appointed the firm of Akin, Doherty, Klein & Feuge, P.C., a professional corporation ("Akin Doherty"), to serve as independent public accountants of the Company for the fiscal year ending December 31, 2003. E&Y's report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 contained a qualified opinion as to the uncertainty of the Company to continue as a going concern. During the years ended December 31, 2002 and 2001 and through the date hereof, there were no disagreements with E&Y on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

Prior to Akin Doherty's engagement, the Company did not consult with Akin Doherty with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

--------------------------------------------------------------------------------

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.







--------------------------------------------------------------------------------

                                    PART III

Certain information required by Part III is omitted from this Report in that we will file our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated in this Item 10, by reference, that portion of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which appears therein under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated in this Item 11, by reference, that portion of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation ."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated in this Item 12, by reference, that portion of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no reportable relationships or transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is incorporated in this Item 14, by reference, that portion of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which appears under the caption "Principal Accountant Fees and Services."





--------------------------------------------------------------------------------

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

       (3) Exhibits

           The exhibits listed below are filed as part of or incorporated by reference in this Report.

Exhibit                               Description
-------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to such exhibit in the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2003)

3.2 By-laws, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29,
         1999)

4.1 Rights Agreement, dated October 4, 2000 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form 8-A, filed October 11, 2000)

10.1 Asset Purchase Agreement between the Company and Saro, Inc. dated May 15, 2003 (incorporated by reference to Appendix A in the Registrant's Definitive Proxy Statement, filed June 19, 2003)

10.2 First Amendment to Asset Purchase Agreement dated July 25, 2003 (incorporated by reference to such exhibit in the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2003)

10.3 Standard Office Lease between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (incorporated by reference to such exhibit in the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2003)

10.4 1999 Employee Comprehensive Stock Plan, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed January 14, 2004)

10.5 1999 Non-Employee Director Plan (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed February 23, 2000)

10.6 1999 Employee Stock Purchase Plan (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed February 23, 2000)

10.7 Form of Employment Agreement dated May 31, 2001, between the Company and Executive Officers of the Company (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1, 2002)

14.1     Code of Ethics (filed herewith)

16.1 Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (incorporated by reference to such exhibit in the Registrant's Current Report on Form 8-K, filed February 11, 2004)

21.1     Subsidiaries of the Registrant (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1,
         2002)

23.1 Consent of Akin Doherty Klein & Feuge, P.C., Independent Auditors (filed herewith)

--------------------------------------------------------------------------------

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.













--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PAYMENT DATA SYSTEMS, INC.

                                               By: /s/ Michael R. Long
                                                  --------------------------
                                                       Michael R. Long
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                 and Chief Financial Officer
Date: March 25, 2004

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2004.


       By: /s/ Michael R. Long
           ---------------------------------
       Michael R. Long
       Chairman of the Board, Chief Executive Officer and
       Chief Financial Officer (principal executive officer and
       principal financial and accounting officer)


       By: /s/ Louis A. Hoch
           ---------------------------------
       Louis A. Hoch
       President, Chief Operating Officer
       and Director


       By: /s/ Peter G. Kirby
           ---------------------------------
       Peter G. Kirby
       Director



--------------------------------------------------------------------------------
                                       47