Form 10QSB
period 2004-03-31
PAYMENT DATA SYSTEMS INC
filed 2004-05-17
CIK 1088034

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                   For the transition period from ____ to ____

                         Commission file number 0-30152


                           PAYMENT DATA SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                       98-0190072
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                           12500 SAN PEDRO, SUITE 120
                              SAN ANTONIO, TX 78216
                    (Address of principal executive offices)

                                 (210) 249-4100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                             ---   ---

As of May 1, 2004, 21,495,181 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---
================================================================================

                           PAYMENT DATA SYSTEMS, INC.

                                      INDEX


Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2004
           and December 31, 2003..............................................3

         Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003......................................4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003......................................5

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................9

Item 3.  Controls and Procedures.............................................13

Part II - Other Information

Item 2.  Changes in Securities...............................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signature....................................................................16


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          PAYMENT DATA SYSTEMS, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                                    March 31, 2004     December 31, 2003
                                                                  ------------------- -------------------
                                                                     (Unaudited)
Assets:
   Current assets:
      Cash and cash equivalents                                     $      268,230      $      528,119
      Accounts receivable, net                                              28,227              43,693
      Prepaid expenses and other                                            66,388             113,650
                                                                  ------------------- -------------------
   Total current assets                                                    362,845             685,462

   Property and equipment, net                                             192,303             215,156
   Other assets                                                             34,032              37,782
                                                                  ------------------- -------------------
Total assets                                                        $      589,180      $      938,400
                                                                  =================== ===================

Liabilities and stockholders' equity (deficit):
   Current liabilities:
      Accounts payable                                              $      511,376      $      501,488
      Accrued expenses                                                     186,418             224,180
                                                                  ------------------- -------------------
   Total current liabilities                                               697,794             725,668

Stockholders' equity:
   Common stock, $0.001 par value, 200,000,000 shares
     authorized; 21,495,181 and 20,987,956 issued and
     outstanding                                                            21,445              20,988
   Additional paid-in capital                                           46,921,821          46,842,908
   Accumulated deficit                                                 (47,051,880)        (46,651,164)
                                                                  ------------------- -------------------
Total stockholders' equity (deficit)                                      (108,614)            212,732
                                                                  ------------------- -------------------
Total liabilities and stockholders' equity (deficit)                $      589,180      $      938,400
                                                                  =================== ===================

See notes to interim consolidated financial statements.




                                                   3

                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended March 31,
                                             --------------------------------
                                                  2004             2003
                                             ---------------  ---------------

Revenues                                      $      55,197     $     24,156

Operating expenses:
   Cost of services                                  63,640           17,530
   Selling, general and administrative              359,819          388,593
   Depreciation and amortization                     27,682           36,073
                                             ---------------  ---------------
Total operating expenses                            451,141          442,196
                                             ---------------  ---------------

Operating loss                                     (395,944)        (418,040)

Other income (expense), net:
   Interest income                                      398            4,168
   Interest expense                                       -          (44,393)
   Other income (expense)                            (5,170)          (6,040)
                                             ---------------  ---------------
Total other income (expense), net                    (4,772)         (46,265)
                                             ---------------  ---------------

Loss from continuing operations before
   income taxes                                    (400,716)        (464,305)
Income taxes                                              -                -
                                             ---------------  ---------------

Loss from continuing operations                    (400,716)        (464,305)

Discontinued operations:
Loss from discontinued operations, net
   of no income taxes                                     -         (337,653)
                                             ---------------  ---------------

Net loss                                      $    (400,716)    $   (801,958)
                                             ===============  ===============

Basic and diluted loss per common share:
Loss from continuing operations               $       (0.02)    $      (0.02)
Loss from discontinued operations                         -            (0.02)
                                             ---------------  ---------------
Net loss                                      $       (0.02)    $      (0.04)
                                             ===============  ===============

Weighted average common shares
   outstanding                                   21,189,477       20,686,189

See notes to interim consolidated financial statements.

                              PAYMENT DATA SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                          Three Months Ended March 31,
                                                       -----------------------------------
                                                             2004              2003
                                                       ----------------- -----------------
Operating activities:
  Loss from continuing operations                         $   (400,716)     $   (464,305)
  Adjustments to reconcile loss from continuing
    operations to net cash used in operating
    activities:
    Depreciation and amortization                               27,682            36,073
    Non-cash issuance of common stock                           59,700            16,250
    Changes in current assets and current liabilities:
     Accounts receivable                                        15,466           (68,593)
     Prepaid expenses and other                                 47,262            95,522
     Accounts payable and accrued expenses                     (11,549)          284,346
     Deferred revenue                                                -            (7,985)
                                                       ----------------- -----------------
  Net cash used in continuing operations                      (262,155)         (108,692)
  Net cash used in discontinued operations                           -           (51,220)
                                                       ----------------- -----------------

  Net cash used in operating activities                       (262,155)         (159,912)

Investing activities:
  Purchases of property and equipment                           (1,079)                -
                                                       ----------------- -----------------

  Net cash used in investing activities                         (1,079)                -

Financing activities:
  Cash pledged as collateral for related party
    obligations                                                      -         1,311,984
  Payments for related party obligations                             -        (1,278,138)
  Issuance of common stock, net of issuance costs                3,345             6,710
                                                       ----------------- -----------------

  Net cash provided by financing activities                      3,345            40,556
                                                       ----------------- -----------------

Change in cash and cash equivalents                           (259,889)         (119,356)

Cash and cash equivalents, beginning of period                 528,119           286,105
                                                       ----------------- -----------------

Cash and cash equivalents, end of period                  $    268,230      $    166,749
                                                       ================= =================


See notes to interim consolidated financial statements.

                                            5

                           PAYMENT DATA SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. and subsidiaries (the "Company"), have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

NOTE 2. STOCK-BASED COMPENSATION

The Company applies the intrinsic value method under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                               Three Months Ended March 31,
                                                                                  2004             2003
                                                                                  ----             ----
Net loss, as reported                                                         $  (400,716)     $   (801,958)

Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects         (67,755)         (190,974)
                                                                              -----------      ------------

Pro forma net loss                                                               (468,471)         (992,932)
                                                                              ===========      ============

Net loss per common share - basic and diluted, as reported                    $     (0.02)     $      (0.04)

Net loss per common share - basic and diluted, pro forma                      $     (0.02)     $      (0.05)

NOTE 3. DISCONTINUED OPERATIONS

Prior to selling substantially all of its assets in July 2003, the Company provided electronic bill presentment and payment ("EBPP") services to companies generating recurring bills and also provided related EBPP consulting and Internet-based customer care interaction services. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the asset group disposed of have been classified as discontinued operations. All financial information presented for the three months ended March 31, 2003 has been restated to reflect the operating results of this asset group as discontinued operations.

NOTE 4. RELATED PARTY TRANSACTIONS

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of four executive officers of the Company (only two of which are currently employed by the Company). The margin loans were from institutional lenders and were secured by shares of the Company's common stock held by these officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise additional capital through private equity placements. The sale of the Company's common stock could have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations, if necessary, based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes, which was denied by the institutional lender, based upon their interpretation of the loan guarantee agreements. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the lenders applied the pledged funds being held to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2004. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

NOTE 5. EQUITY LINE OF CREDIT

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on April 28, 2004 to register the resale of these shares. As of the date of this report, the Securities and Exchange Commission had not declared this registration statement effective.

NOTE 6. ISSUANCE OF CAPITAL STOCK

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003. During the quarter ended March 31, 2004, the Company also issued a total of 315,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded approximately $60,000 of related expense.

In March 2004, the Company issued 15,000 shares of common stock and received cash proceeds of approximately $3,000 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

During the quarter ended March 31, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of

Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded approximately $11,000 of equity related to the issuance of this stock.

NOTE 7. GOING CONCERN

The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 (see Note 3) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern may be contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

NOTE 8. SUBSEQUENT EVENTS

In April 2004, the Company issued 50,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to an independent contractor providing consulting services to the Company. The Company recorded $9,500 of expense related to the issuance of this stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2003. All references to "we," "us" or "our" in this Form 10-QSB mean Payment Data Systems, Inc. and its consolidated subsidiaries (the "Company").

OVERVIEW

The Company operates an Internet electronic payment processing service for consumers under the domain name www.bills.com and provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the ACH network. Since inception, we have incurred operating losses each quarter, and as of March 31, 2004, we have an accumulated deficit of $47.1 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In July 2003, the Company sold substantially all of its assets, which it used to provide electronic bill presentment and payment, or EBPP, and related services. Accordingly, the results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2004, we did not have a significant card merchant processing loss reserve due to the limited volume of transactions processed by the Company since the inception of our card processing services during the fourth quarter of 2003.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company recorded bad debt expense of $10,700 and recorded bad debt write-offs of $54,742 to its allowance for doubtful accounts in 2003. At March 31, 2004, the balance of the allowance for doubtful accounts was $3,155. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. Impairment losses of $217,000 were recorded in 2003, and are included in discontinued operations in the statements of operations except for $17,000 that is included in continuing operations in 2003.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2004 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2003, the Company had available net operating loss carryforwards of approximately $34.6 million, which expire beginning in the year 2020.

RESULTS OF CONTINUING OPERATIONS

Our revenues are principally derived from the operation of an Internet electronic payment processing service for consumers under the domain name www.bills.com. The Company also provides integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. Revenues for the quarter ended March 31, 2004 increased 129% to $55,197 from $24,156 for the quarter ended March 31, 2003. The increase from the prior year quarter was primarily attributable to the addition of revenues generated from card-based and ACH processing services that the Company began providing during 2003. We processed our first ACH transactions during the third quarter of 2003 and processed our first card-based transactions during the fourth quarter of 2003. The increase in revenue was also due to an increase in the number of consumers subscribing to the bills.com payment service.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through its contractual relationships with its payment processors, the Company is able to process ACH and debit or credit card transactions on behalf of its customers and their consumers. The Company pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of revenues was $63,640 and $17,530 for the quarters ended March 31, 2004 and 2003, respectively. The increase from the prior year is due to fees incurred in 2004 for ACH and card-based processing services and the higher subscriber volume of the bills.com payment service.

Selling, general and administrative expenses decreased to $359,819 for the quarter ended March 31, 2004, from $388,593 for the first quarter of 2003. The decrease in such expenses from the prior year quarter is principally due to lower corporate insurance expenses and lower salary and benefit costs due to the reduction of personnel during 2003.

Depreciation and amortization decreased to $27,682 for the quarter ended March 31, 2004, as compared to $36,073 for the first quarter of 2003. This decrease was due to lower depreciation related to certain assets that became fully depreciated during 2003. We purchased $1,000 of computer software during the quarter ended March 31, 2004 and do not anticipate making any significant capital expenditures over the remaining nine months of 2004.

Net other expense was $4,772 for the quarter ended March 31, 2004, compared to $46,265 for the first quarter of 2003. This decrease is primarily attributable to lower interest expense in 2004 due to the repayment of the Company's convertible debt in July 2003 and lower interest income earned in 2004 as a result of lower invested balances.

Net loss from continuing operations improved to $400,716 for the quarter ended March 31, 2004, from $464,305 for the first quarter of 2003 primarily as a result of the decrease in interest expense and increase in revenues from the prior year quarter.

RESULTS OF DISCONTINUED OPERATIONS

Prior to selling substantially all of our assets in July 2003, our revenues were principally derived from providing electronic bill presentment and payment and related services to companies generating recurring bills. During the three months ended March 31, 2003, these discontinued operations provided revenue of $879,583 and generated a net loss of $337,653.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company's principal source of liquidity consisted of $268,000 of cash and cash equivalents, compared to $528,000 of cash and cash equivalents at December 31, 2003. The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern may be contingent on the Company receiving additional funds in the form of equity or debt financing. The Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit. In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. Any funds received will be used, as needed, to support on-going operations and enhance potential merger and acquisition activity. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on April 28, 2004 to register the resale of these shares. As of the date of this report, the Securities and Exchange Commission had not declared this registration statement effective. We anticipate that the equity line of credit will provide sufficient cash flows to meet current operating requirements after the registration statement is declared effective. We also anticipate that the registration statement will become effective and we will be able to receive funds under the equity line of credit before our currently available sources of liquidity are extinguished. If we are unable to receive funds from the equity line of credit because the registration statement becomes effective later than we currently anticipate or for any other reason, we may have to curtail or cease operations.

Beginning in December 2000, the Company pledged certain funds held as money market funds and certificates of deposit to collateralize certain margin loans of four executive officers of the Company (only two of which are currently employed by the Company). These funds were classified as Cash pledged as collateral for related party obligations on the Company's balance sheet at December 31, 2002. The margin loans were from institutional lenders and were secured by shares of the Company's common stock held by these officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of the Company's common stock held by these officers while the Company was pursuing efforts to raise additional capital through private equity placements. The sale of the Company's common stock could have hindered the Company's ability to raise capital in such a manner and compromised the Company's continuing efforts to secure additional financing. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. The Company believed it had the unrestricted legal right to use the pledged funds for its operations, if necessary, based on (i) its interpretation of the loan guarantee agreements, (ii) the market price of the Company's stock at the time of the pledge, and (iii) assurances the Company received from one of the institutional lenders that funds would be made available if needed. During the fourth quarter of 2002, the Company sought partial release of the funds for operating purposes, which was denied by the institutional lender, based upon their interpretation of the loan guarantee agreements. In light of this action, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on the Company's balance sheet at December 31, 2002. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2004. The Company may institute litigation or arbitration concerning these matters, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $262,155 and $159,912 for the quarters ended March 31, 2004 and 2003, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by early growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2004.

Net cash used in investing activities was $1,079 for the quarter ended March 31, 2004 and reflected capital expenditures for computer software. There were no investing activities for the quarter ended March 31, 2003 due to the Company's state of liquidity. We do not anticipate making any significant capital expenditures during the remaining nine months of 2004.

Net cash provided by financing activities of $3,345 for the quarter ended March 31, 2004 resulted from the exercise of stock options. Net cash provided by financing activities was $40,556 for the quarter ended March 31, 2003 and included a net return of $34,000 pledged under the Company's guarantees of related party obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Except for the historical information contained herein, the matters discussed in our Form 10-QSB include certain forward-looking statements, which are intended to be covered by safe harbors. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2003 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We assume no obligation to update any forward-looking statements, except as required by law.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. During the Company's last fiscal quarter ended March 31, 2004, there was no change in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded approximately $11,000 of equity related to the issuance of this stock.

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

10.8 Investment Agreement between the Company and Dutchess Private Equities Fund, LP dated February 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28, 2004)

10.9 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP dated February 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28, 2004)

10.10 Placement Agent Agreement between the Company, Charleston Capital Corporation and Dutchess Private Equities Fund, LP dated February 6, 2004 (incorporated by reference to such exhibit in the Registrant's

       Registration Statement on Form SB-2, filed April 28, 2004)

10.11 Affiliate Office Agreement between the Company and Network 1 Financial, Inc. dated October 7, 2003 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28,
       2004)

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


(b) Reports on Form 8-K:

       On February 11, 2004, the Company filed a report on Form 8-K regarding the change in the Company's certifying accountant.

       On March 26, 2004, the Company filed a report on Form 8-K to clarify a press release issued by the Company regarding a patent application.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date: May 14, 2004