Form 10QSB/A
period 2004-03-31
PAYMENT DATA SYSTEMS INC
filed 2004-07-22
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                           PAYMENT DATA SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 (see Note 3) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern may be contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

NOTE  6.  ISSUANCE  OF  CAPITAL  STOCK

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003. During the quarter ended March 31, 2004, the Company also issued a total of 315,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded approximately $60,000 of related expense. The shares issued were valued at the closing price of our common stock as reported on the NASD OTCBB on the day that the respective recipient of the shares agreed to accept our common stock instead of cash for their services.


In March 2004, the Company issued 15,000 shares of common stock and received cash proceeds of approximately $3,000 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

During the quarter ended March 31, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of

Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded approximately $11,000 of equity related to the issuance of this stock. The shares issued were valued at the average closing price of our common stock as reported on the NASD OTCBB during the period that the respective recipient of the shares provided services to us.

NOTE  7.  SUBSEQUENT  EVENTS

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

                                       10
Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through its contractual relationships with its payment processors, the Company is able to process ACH and debit or credit card transactions on behalf of its customers and their consumers. The Company pays volume-based fees for debit and credit transactions initiated through these processors, and pays fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of revenues was $63,640 and $17,530 for the quarters ended March 31, 2004 and 2003, respectively. The increase from the prior year is due to fees incurred in 2004 for ACH and card-based processing services and the higher subscriber volume of the bills.com payment service.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company's principal source of liquidity consisted of $268,000 of cash and cash equivalents, compared to $528,000 of cash and cash equivalents at December 31, 2003. The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash and cash equivalents along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern may be contingent on the Company receiving additional funds in the form of equity or debt financing. The Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit. In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. Any funds received will be used, as needed, to support on-going operations and enhance potential merger and acquisition activity. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on April 28, 2004 to register the resale of these shares. As of the date of this report, the Securities and Exchange Commission had not declared this registration statement effective. We anticipate that the equity line of credit will provide sufficient cash flows to meet current operating requirements after the registration statement is declared effective. We also anticipate that the registration statement will become effective and we will be able to receive funds under the equity line of credit before our currently available sources of liquidity are extinguished. If

                                       11
we are unable to receive funds from the equity line of credit because the registration statement becomes effective later than we currently anticipate or for any other reason, we may have to curtail or cease operations.

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

                                       12

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

                                       13
                           Part II - OTHER INFORMATION

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

                                       15
                                    SIGNATURE

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





Date:  July  22,  2004

                                       16