Form 10QSB
period 2004-06-30
PAYMENT DATA SYSTEMS INC
filed 2004-08-16
CIK 1088034

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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




Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

As of August 1, 2004, 21,604,091 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X

                           PAYMENT DATA SYSTEMS , INC.

                                      INDEX



PART  I  -  FINANCIAL  INFORMATION
Page

Item  1.    Financial  Statements  (Unaudited)

          Consolidated  Balance Sheets as of June 30, 2004 and
          December 31, 2003                                                    3

          Consolidated  Statements  of  Operations  for the three
          and six months ended  June  30,  2004  and  2003                     4

          Consolidated  Statements  of  Cash Flows for the six months
          ended June  30,  2004  and  2003                                     5


          Notes  to  Consolidated  Financial  Statements                       6

Item  2.    Management's  Discussion  and  Analysis  of  Financial
            Condition and Results  of  Operations                             10

Item  3.    Controls  and  Procedures                                         15

PART  II  -  OTHER  INFORMATION

Item  2.    Changes  in  Securities                                           16

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders       16

Item  6.    Exhibits  and  Reports  on  Form  8-K                             16

Signature                                                                     19

PART  I  -  FINANCIAL  INFORMATION



                     PAYMENT  DATA  SYSTEMS  ,  INC.
                      CONSOLIDATED  BALANCE  SHEETS
                                                                                          June 30, 2004           December 31, 2003
                                                                                          ---------------        ------------------
                                                                                           (Unaudited)

Assets:
Current assets:
   Cash and cash equivalents                                                                      $82,412                 $528,119
   Accounts receivable, net                                                                        26,666                   43,693
   Prepaid expenses and other                                                                      59,278                  113,650
                                                                                          ---------------         ----------------
Total current assets                                                                              168,356                  685,462


  Property and equipment, net                                                                     170,700                  215,156
  Other assets                                                                                     30,282                   37,782
                                                                                          ---------------         ----------------
Total assets                                                                                     $369,338                 $938,400
                                                                                          ===============         ================

Liabilities and stockholders' equity (deficit):
 Current liabilities:
   Accounts payable                                                                              $528,793                 $501,488
   Accrued expenses                                                                               242,608                  224,180
                                                                                          ---------------         ----------------
Total current liabilities                                                                         771,401                  725,668


Stockholders' equity (deficit):
 Common stock, $0.001 par value, 200,000,000 shares authorized;
  21,495,181 and 20,987,956 issued and
  outstanding                                                                                      21,495                   20,988
 Additional paid -in capital                                                                   46,931,271               46,842,908
 Accumulated deficit                                                                          (47,354,829)             (46,651,164)
                                                                                          ---------------         ----------------
Total  stockholders'  equity  (deficit)                                                          (402,063)                 212,732
                                                                                          ---------------         ----------------
Total liabilities and stockholders' equity (deficit)                                             $369,338                 $938,400
                                                                                          ===============         ================


See notes to interim consolidated financial statements.





                          PAYMENT DATA SYSTEMS , INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                              --------------------------      -------------------------
                                                                2004             2003           2004           2003
                                                              ----------    -----------       -----------    ---------

Revenues                                                       $64,202         $28,915         $119,399        $53,071

Operating expenses:
 Cost of services                                               65,719          19,734          129,359         37,264
 Selling, general and administrative                           272,884         436,658          632,703        825,251
 Depreciation and amortization                                  25,353          32,561           53,035         68,634
                                                              ----------    -----------       -----------    ---------
Total operating expenses                                       363,956         488,953          815,097        931,149
                                                              ----------    -----------       -----------    ---------

Operating loss                                                (299,754)       (460,038)        (695,698)      (878,078)

Other income (expense), net:
 Interest income                                                   245              26              643          4,194
 Interest expense                                                    -         (16,387)               -        (60,780)
Other  income  (expense)                                       (3,440)         (13,117)          (8,610)       (19,157)
                                                              ----------    -----------       -----------    ---------
Total  other  income (expense), net                            (3,195)         (29,478)          (7,967)       (75,743)
                                                              ----------    ----------       ----------     ----------

Loss from continuing operations before
 income taxes                                                 (302,949)       (489,516)        (703,665)      (953,821)
Income  taxes                                                       -               -                 -             -
                                                              ----------    -----------       -----------    ---------
Loss from continuing operations                               (302,949)       (489,516)        (703,665)      (953,821)

Discontinued operations:
Income (loss) from discontinued
 operations, net of no income taxes                                  -        (423,446)               -      (761,099)
                                                              ----------    -----------       -----------    ---------

Net income (loss)                                            $(302,949)      $(912,962)        $(703,665)  $(1,714,920)
                                                              ==========    ===========       ===========    =========


Basic and diluted loss per common share:
Loss from continuing operations                              $   (0.01)         $(0.02)        $(0.03)         $(0.04)
Income (loss) from discontinued
 operations,                                                 $       -          $(0.02)        $    -          $(0.04)
                                                              ----------    -----------       -----------    ---------

Net income (loss)                                            $   (0.01)         $(0.04)        $(0.03)         $(0.08)
                                                              ==========    ===========       ===========    =========
Weighted average common shares
 outstanding                                                  21,491,884      20,722,656        21,340,681   20,704,523


See notes to interim consolidated financial statements.






        PAYMENT DATA SYSTEMS , INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                           -----------------------------------
                                                                                2004                    2003
                                                                           ---------------        --------------

Operating activities:
 Loss from continuing operations                                              $(703,665)               $(953,821)
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
  Depreciation and amortization                                                  53,035                   68,634
  Non-cash issuance of common stock                                              69,200                   16,250
  Changes in current assets and current liabilities:
   Accounts receivable                                                           17,027                   28,130
   Prepaid expenses and other                                                    54,372                  133,645
   Accounts payable and accrued expenses                                         62,058                  673,853
   Deferred revenue                                                                   -                 (161,734)
                                                                             -----------                ----------
 Net cash used in continuing operations                                        (447,973)                (195,043)
 Net cash used in discontinued operations                                             -                  (10,490)
                                                                             -----------                ----------

 Net cash used in operating activities                                         (447,973)                (205,533)

Investing activities:
 Purchases of property and equipment                                             (1,079)                 (14,891)
                                                                             -----------                ----------

 Net cash used in investing activities                                           (1,079)                 (14,891)


Financing activities:

 Cash pledged as collateral for related party obligations                            -                  1,311,984
 Payments for related party obligations                                              -                 (1,278,138)
 Principal payments for capital lease obligations                                    -                     (3,897)
 Issuance of common stock, net of issuance costs                                 3,345                      6,710
                                                                             -----------                ----------
 Net cash provided by financing activities                                       3,345                     36,659
                                                                             -----------                ----------

Change in cash and cash equivalents                                            (445,707)                 (183,765)

Cash and cash equivalents, beginning of period                                  528,119                   286,105
                                                                             -----------                ----------

Cash and cash equivalents, end of period                                        $82,412                  $102,340
                                                                             ===========                ==========


See notes to interim consolidated financial statements.



                           PAYMENT DATA SYSTEMS , INC.

NOTES  TO  INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS
                                   (UNAUDITED)

Note  1.  Basis  of  Presentation

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 (see Note 3) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company's ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Note  2.  Stock  -Based  Compensation

The Company applies the intrinsic value method under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to
Employees," in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                              Three Months Ended June 30,                Six Months Ended June 30,
                                              --------------------------                 -------------------------
                                                 2004             2003                      2004               2003
                                              ------------   -----------                 -----------      -----------
Net loss, as reported                         $(302,949)      $(912,962)                  $(703,665)      $(1,714,920)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects          (67,755)       (175,356)                   (135,510)         (366,330)
                                              ---------      ----------                  -----------      ------------
Pro  forma  net  loss                          (370,704)     (1,088,318)                   (839,175)       (2,081,250)
                                              =========      ==========                  ===========      ============
Net  loss  per  common  share
-  basic  and  diluted,  as  reported         $   (0.01)       $  (0.04)                  $   (0.03)      $     (0.08)


Net loss per common share
- basic and diluted, pro forma                $   (0.02)       $  (0.05)                  $   (0.04)      $     (0.10)



Note  3.  Discontinued  Operations

Prior to selling substantially all of its assets in July 2003, the Company provided electronic bill presentment and payment ("EBPP") services to companies generating recurring bills and also provided related EBPP consulting and Internet-based customer care interaction services. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the asset group disposed of have been classified as discontinued operations. All financial information presented for the three and six months ended June 30, 2003 has been restated to reflect the operating results of this asset group as discontinued operations.

Note  4.  Related  Party  Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2004. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor Payments, Inc. on July 25, 2003. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Note  5.  Equity  Line  of  Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on June 18, 2004 to register the resale of these shares (see Note 7).

Note  6.  Issuance  of  Capital  Stock

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003. During the six months ended June 30, 2004, the Company also issued a total of 365,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded approximately $70,000 of related expense.

In March 2004, the Company issued 15,000 shares of common stock and received cash proceeds of approximately $3,000 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

During the six months ended June 30, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended, as no general solicitation was undertaken. The Company recorded approximately $11,000 of expense related to the issuance of this stock. The average closing price was used to value the stock given as consideration because the related independent contractor agreements called for the contractors to earn a certain number of shares of common stock for each month (prorated for any partial month) spent working on behalf of the Company with no specified term. In effect, the contractors earned the same fixed number of shares for each day that they worked for the Company so the performance commitment was met by the contractors on a daily basis and valued as such in accordance with the measurement date guidance provided by EITF 96-18.

Note  7.  Subsequent  Events

On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements.

On August 11, 2004, the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the shares to be issued under the equity line of credit with Dutchess Private Equities Fund, LP. The Securities and Exchange Commission declared this amended registration statement to be effective on August 13, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations contains forward -looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward -looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2003. All references to "we," "us" or "our" in this Form 10-QSB mean Payment Data Systems, Inc. and its consolidated subsidiaries (the "Company").

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse, or ACH, network pro-cessing and credit and debit card -based processing services. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2004, we have an accumulated deficit of $47.4 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Prior  to  July 25, 2003, we provided   electronic bill presentment and payment,
or  EBPP,   and  related services to companies that generate recurring bills to their consumers. On July 25, 2003, we sold substantially all of the assets that we used in providing these EBPP services. After we sold these assets, we no longer provided EBPP services. Accordingly, we have reported the results of operations for the asset group disposed of as discontinued operations in the accompanying statements of operations.

Critical  Accounting  Policies

General

Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2004, we did not have a significant card merchant processing loss reserve due to the limited volume of transactions that we processed since the inception of our card processing services during the fourth quarter of 2003. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card -based transactions processed increases.

Bad  Debt

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by- account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debt have been within our expectations. The Company recorded bad debt expense of $10,700 and recorded bad debt write-offs of $54,742 to its allowance for doubtful accounts in 2003. At
June 30, 2004, the balance of the allowance for doubtful accounts was $3,155. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long- lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. During the second quarter of 2003, the Company performed an impairment review because the Company expected to sell the asset group used to provide electronic bill payment and presentment services. The Company determined that the asset group to be sold was impaired and recorded a non-cash charge of $200,000, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected selling price of the asset group.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre -taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2004 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31,

2003,  the  Company  had  available  net  operating  loss  carryforwards  of
approximately   $34.6  million,  which  expire  beginning  in  the  year  2020.

Results  of  Continuing  Operations

Our revenues are principally derived from the operation of an Internet electronic payment processing service for consumers under the domain name www.bills.com. We also provide integrated electronic payment services to merchants and businesses, including credit and debit card -based processing services and transaction processing via the ACH network. Revenues for the quarter ended June 30, 2004 increased 122% to $64,202 from $28,915 for the quarter ended June 30, 2003. Revenues for the six months ended June 30, 2004 increased 125% to $119,399 from $53,071 for the six months ended June 30, 2003. The increases from the prior year periods was primarily attributable to the addition of revenues generated from card -based and ACH processing services that we began providing during 2003. We processed our first ACH transactions during the third quarter of 2003 and processed our first card -based transactions during the fourth quarter of 2003. The increase in revenue was also due to an increase in the number of consumers subscribing to the bills.com payment service. The monthly average number of consumers using our online payment service was as follows:






                                   Three Months Ended June 30,                Six Months Ended June 30,
                                  ----------------------------            --------------------------------
                                   2004                   2003             2004                       2003
                                  -------                -----            -------                  -------
Average number of bills.com
customers per month                1,986                  1,918            2,039                      1,873



The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We expect our revenues to increase as we anticipate continued growth in the number of bills.com customers and additional merchant customers. Revenue generated by our merchant customers represented approximately 38% of our total revenues in the six months ended June 30, 2004, but we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and will comprise the majority of our business in the future.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process ACH and debit or credit card transactions on behalf of our customers and their consumers. We pay volume -based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $65,719 and $19,734 for the quarters ended June 30, 2004 and 2003, respectively, and $129,359 and $37,264 for the six months ended June 30, 2004 and 2003, respectively. The increase from the prior year periods is due to fees incurred in 2004 for ACH and card -based processing services and the higher subscriber volume of the bills.com payment service.

Selling, general and administrative expenses decreased to $272,884 for the quarter ended June 30, 2004, from $436,658 for the second quarter of 2003. Such expenses decreased to $632,703 for the six months ended June 30, 2004, from $825,251 for the six months ended June 30, 2003. The decreases from the prior year periods are principally due to lower accounting, legal and corporate insurance expenses and lower salary and benefit costs due to the reduction of personnel during 2003.

Depreciation and amortization decreased to $25,353 for the quarter ended June 30, 2004, as compared to $32,561 for the second quarter of 2003. Depreciation and amortization decreased to $53,035 for the six months ended June 30, 2004, from $68,634 for the six months ended June 30, 2003. These decreases were due to lower depreciation related to certain assets that became fully depreciated during 2003. We purchased $1,079 of computer software during the six months ended June 30, 2004 and do not anticipate making any significant capital expenditures over the remaining six months of 2004.

Net other expense was $3,195 for the quarter ended June 30, 2004, compared to $29,478 for the second quarter of 2003. Net other expense of $7,967 for the six months ended June 30, 2004, decreased from $75,743 for the first six months of 2003. These decreases are primarily attributable to lower interest expense in 2004 due to the repayment of our convertible debt in July 2003 and absence of any debt in 2004.

Net loss from continuing operations improved to $302,949 for the quarter ended June 30, 2004, from $489,516 for the second quarter of 2003 primarily as a result of the decrease in selling, general and administrative expenses from the prior year quarter. Net loss from continuing operations improved to $703,665 for the six months ended June 30, 2004, from $953,821 for the six months ended June 30, 2003 primarily as a result of the decrease in selling, general and administrative expenses and interest expense from the prior year period.

Results  of  Discontinued  Operations

Prior to selling substantially all of our assets in July 2003, our revenues were principally derived from providing electronic bill presentment and payment and related services to companies generating recurring bills. During the three months ended June 30, 2003, these discontinued operations provided revenue of $918,491 and generated a net loss of $423,446. During the six months ended June 30, 2003, these discontinued operations provided revenue of $1,798,074 and generated a net loss of $761,099.

Liquidity  and  Capital  Resources

At June 30, 2004, our principal source of liquidity consisted of $82,412 of cash and cash equivalents, compared to $528,119 of cash and cash equivalents at December 31, 2003. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We sold substantially all of our assets in July 2003 and reduced expenditures for operating requirements. Despite these actions, we believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives, including investment in us via an equity line of credit. In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at our option. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. Any funds received will be used, as needed, to support on- going operations and enhance potential merger and acquisition activity. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission on June 18, 2004 to register the resale of these shares. The Securities and Exchange Commission declared this registration statement to be effective on August 13, 2004. We anticipate that the equity line of credit will provide sufficient cash flows to meet current operating requirements and that we will be able to receive funds under the equity line of credit before our currently available sources of liquidity are extinguished. If we are unable to receive funds from the equity line of credit as soon as we currently anticipate for any reason, we may have to curtail or cease operations.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at June 30, 2004. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $447,973 and $205,533 for the six months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by early growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2004.

Net cash used in investing activities was $1,079 and $14,891 for the six months ended June 30, 2004 and 2003, respectively, and reflected capital expenditures for computer software. We do not anticipate making any significant capital expenditures during the remaining six months of 2004.

Net cash provided by financing activities of $3,345 for the six months ended June 30, 2004 resulted from the exercise of stock options. Net cash provided by financing activities was $36,659 for the six months ended June 30, 2003 and included a net return of $34,000 pledged under the Company's guarantees of related party obligations.

Off-balance  Sheet  Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING  STATEMENTS  DISCLAIMER

Except for the historical information contained herein, the matters discussed in our Form 10-QSB include certain forward -looking statements, which are intended to be covered by safe harbors. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward -looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2003 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. We believe that the assumptions underlying the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward -looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward -looking statements made in this Form 10- QSB are based on information presently available to our management. We assume no obligation to update any forward -looking statements, except as required by law.

Item  3.   CONTROLS  AND  PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -14 and 15d -14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. During the Company's last fiscal quarter ended June 30, 2004, there was no change in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item  2.  Changes  in  Securities

During the six months ended June 30, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded approximately $11,000 of expense related to the issuance of this stock.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

At the Annual Meeting of Stockholders held on June 22, 2004, the following matters were adopted by the margins indicated:

1. To elect director Michael R. Long to serve until the 2007 Annual Meeting of Stockholders.

For:                                                    17,239,230
Withheld:                                                  325,167

2. To approve an amendment to the 1999 Comprehensive Employee Stock Plan, increasing the number of shares of common stock available under the Plan by 5,000,000.

For:                                                      3,432,255
Against:                                                  2,759,154
Abstain:                                                     19,705

3. To approve an amendment to the 1999 Non-Employee Director Plan, increasing the number of shares of common stock available under the Plan by 700,000.

For:                                                      3,468,354
Against:                                                  2,703,580
Abstain:                                                     39,180

4.    To  ratify  the  appointment  of   Akin,  Doherty,  Klein  &  Fuege,
P.C., certified public accountants, as the independent auditors of the Company for the year ending December 31, 2004.

For:                                                    17,440,182
Against:                                                    82,715
Abstain:                                                    41,500

The  following directors continued their term of office subsequent to the Annual
Meeting:  Michael  R.  Long,  Louis  A.  Hoch  and  Peter  G.  Kirby.

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

10.8 Investment Agreement between the Company and Dutchess Private Equities Fund, LP dated June 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed June 18, 2004)

10.9 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP dated June 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed June 18, 2004)

10.10 Placement Agent Agreement between the Company, Clayton Dunning and Co, Inc. and Dutchess Private Equities Fund, LP dated June 4, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed July 23, 2004)

10.11 Affiliate Office Agreement between the Company and Network 1 Financial, Inc. dated October 7, 2003 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28, 2004)

31.1 Certification pursuant to Rule 13a -14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002 (filed herewith)

32.1 Certification  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
     Section  906  of  the  Sarbanes  -Oxley  Act  of  2002  (filed  herewith)

(b)   Reports  on  Form  8-K:

On  June 17, 2004, the Company filed a report on Form 8-K to disclose that Louis
A. Hoch, President and Chief Operating Officer, entered into a trading plan that provides for sales of the Company's common stock subject to certain sales price limits.

Items  1,  3,  and  5  are  not  applicable  and  have  been  omitted.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PAYMENT  DATA  SYSTEMS  ,  INC.



                              By: /s/ Michael R. Long
                                     Michael  R.  Long
                              Chairman of the Board, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date:  August  16,  2004