Form 10QSB
period 2004-09-30
PAYMENT DATA SYSTEMS INC
filed 2004-11-15
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

               [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                   For the transition period from ____ to ____

                         Commission file number 0-30152

                           PAYMENT DATA SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                      98-0190072
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                 Identification No.)


                           12500 SAN PEDRO, SUITE 120
                             SAN ANTONIO, TX  78216
                    (Address of principal executive offices)

                                 (210) 249-4100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___
                                                                      --

As of November 1, 2004, 22,381,921 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X
================================================================================


                           PAYMENT DATA SYSTEMS, INC.

                                      INDEX


PART  I  -  FINANCIAL  INFORMATION                                          Page
                                                                            ----

Item  1.     Financial  Statements  (Unaudited)

   Consolidated  Balance  Sheets  as  of  September  30,  2004
   and  December  31,  2003                                                    3

   Consolidated  Statements  of  Operations  for  the  three
   and  nine  months ended  September  30,  2004  and  2003                    4

   Consolidated  Statements  of  Cash  Flows  for  the  nine  months
   ended  September  30,  2004  and  2003                                      5

   Notes  to  Consolidated  Financial  Statements                              6

Item  2.     Management's  Discussion  and  Analysis                          10

Item  3.     Controls  and  Procedures                                        15

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               16

Item  2.     Unregistered  Sales  of  Equity  Securities                      17

Item  3.     Defaults  Upon  Senior  Securities                               17

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      17

Item  5.     Other  Information                                               17

Item  6.     Exhibits                                                         18

Signature                                                                     20

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           PAYMENT DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   September 30, 2004          December 31, 2003
                                   ------------------          -----------------
                                     (Unaudited)
Assets:
Current  assets:
   Cash  and  cash  equivalents      $  194,877                     $  528,119
   Accounts  receivable,  net            42,742                         43,693
   Prepaid  expenses  and  other         70,474                        113,650
                                   ------------                   ------------
Total  current  assets                  308,093                        685,462

Property  and  equipment,  net          153,231                        215,156
Other  assets                            23,589                         37,782
                                   ------------                   ------------
Total  assets                        $  484,913                     $  938,400
                                   ============-                  ============

Liabilities  and  stockholders'
equity  (deficit):
Current  liabilities:
   Accounts  payable                 $  556,063                     $  501,488
   Accrued  expenses                    366,474                        224,180
   Note  payable                        255,429                              -
                                   ------------                   ------------
Total  current  liabilities           1,177,966                        725,668

Stockholders'  equity  (deficit):
Common  stock,  $0.001  par value,
200,000,000 shares authorized;
22,074,041 and 20,987,956 issued
and outstanding                          22,074                         20,988

Additional  paid-in  capital         47,028,769                     46,842,908
Accumulated  deficit                (47,743,896)                   (46,651,164)
                                   ------------                  -------------
Total  stockholders'
equity  (deficit)                      (693,053)                       212,732
                                   ------------                  -------------
Total liabilities and
stockholders' equity (deficit)       $  484,913                    $   938,400
                                   ============                  =============

See  notes  to  interim  consolidated  financial  statements.


                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                         2004             2003                        2004              2003
                                         ----             ----                        ----              ----

Revenues                              $ 69,201           $ 29,342                $ 188,600          $ 82,413

Operating  expenses:
Cost  of  services                      61,974             59,022                  191,333            96,286
Selling,  general
and  administrative                    353,352            455,784                  986,055         1,281,035
Depreciation and amortization           20,988             29,827                   74,023            98,461
                                    ----------          ---------               ----------        ----------
Total operating expenses               436,314            544,633                1,251,411         1,475,782
                                    ----------          ---------               ----------        ----------

Operating  loss                       (367,113)          (515,291)              (1,062,811)       (1,393,369)


Other  income  (expense),  net:
Interest  income                            57                299                      700             4,493
Interest  expense                       (9,261)              (643)                  (9,261)          (61,423)
Other  income  (expense)               (12,750)           179,474                  (21,360)          160,317
                                    ----------          ---------               ----------        ----------
Total  other  income (expense), net    (21,954)           179,130                  (29,921)          103,387
                                    ----------          ---------               ----------        ----------

Loss  from  continuing  operations
before  income  taxes                 (389,067)          (336,161)              (1,092,732)       (1,289,982)
Income  taxes                                -                  -                        -                 -
                                    ----------          ---------               ----------        ----------

Loss  from  continuing  operations    (389,067)          (336,161)              (1,092,732        (1,289,982)

Discontinued  operations:
Income  (loss)  from  discontinued
operations,  net  of  no
income taxes                                 -            188,319                        -          (572,780)

Gain  on  disposition  of
discontinued operations, net
of no income taxes                           -          2,768,260                        -         2,768,260
                                    ----------          ---------               ----------        ----------

Net  income  (loss)                 $ (389,067)       $ 2,620,418             $ (1,092,732)        $ 905,498


Basic  and  diluted  loss
per  common  share:
Loss  from  continuing operations   $    (0.02)       $     (0.01)            $      (0.05)        $   (0.06)

Income  from  discontinued
operations                          $        -        $      0.14             $          -         $    0.10
                                    ----------         ----------               ----------        ----------

Net  income  (loss)                 $    (0.02)       $      0.13             $      (0.05)        $    0.04
                                    ==========         ==========               ==========        ==========
Weighted  average  common
shares outstanding                  21,695,525         20,722,656               21,459,825        20,710,634

See  notes  to  interim  consolidated  financial  statements.


                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                       2004                 2003
                                                       ----                -----

Operating  activities:
 Loss  from  continuing  operations           $  (1,092,732)      $  (1,289,982)
 Adjustments  to  reconcile  loss
 from continuing operations to net cash
 used in operating  activities:
  Depreciation  and  amortization                    74,023              98,461
  Non-cash issuance of common stock                 120,910                   -
  Non-cash issuance of common stock warrants         29,675                   -
  Amortization  of  debt  discount                    6,000                   -
  Changes in current assets and current liabilities:
   Accounts  receivable                                 951             335,840
   Prepaid  expenses  and  other                     43,176              43,991
   Accounts  payable  and  accrued  expenses        200,444            (617,194)
   Deferred  revenue                                      -            (400,960)
                                              -------------        -------------

 Net cash  used  in  continuing  operations        (617,553)         (1,829,844)
 Net cash  used  in  discontinued  operations             -            (251,972)
                                              -------------        -------------

 Net cash  used  in  operating  activities         (617,553)         (2,081,816)

Investing  activities:
 Purchases of  property  and  equipment              (4,598)            (25,016)
 Long-term deposits,  net                             6,693             (30,282)
 Proceeds from  sale  of  assets                          -           4,224,108
                                              -------------        -------------
 Net cash provided by investing activities            2,095           4,168,810

Financing  activities:
 Proceeds from  notes  payable                      260,000                   -
 Principal payments  for  notes  payable            (10,571)         (1,800,000)
 Cash  pledged  as  collateral
  for  related  party  obligations                        -           1,311,984
 Payments  for related  party  obligations                -          (1,278,138)
 Issuance of common stock,
  net of issuance costs                              32,787               6,710
                                              -------------        -------------

 Net  cash  provided  by  (used  in)
 financing activities                               282,216          (1,759,444)
                                              -------------        -------------

Change  in  cash  and  cash  equivalents           (333,242)            327,550

Cash  and  cash  equivalents,
beginning  of period                                528,119             286,105
                                              -------------        -------------

Cash  and  cash  equivalents,
end of period                                    $  194,877          $  613,655
                                              ============         =============

See  notes  to  interim  consolidated  financial  statements.


                           PAYMENT DATA SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 (see Note 3) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. CONSEQUENTLY, THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS LIKELY CONTINGENT ON THE COMPANY RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. The Company is currently aggressively pursuing strategic alternatives (see Note 6). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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


                                         Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                         ----------------------   ------------------------
                                            2004        2003         2004          2003
                                         ----------  ----------   -----------   ----------

Net income (loss), as reported           $(389,067)  $2,620,418   $(1,092,732)  $ 905,498

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects      (3,198)    (206,278)     (138,708)   (572,608)
                                         ----------  -----------  ------------  ----------

Pro forma net income (loss)              $(392,265)  $2,414,140   $(1,231,440)  $ 332,890
                                         ==========  ===========  ============  ==========

Net income (loss) per common share
- basic and diluted, as reported         $   (0.02)  $     0.13   $     (0.05)  $    0.04

Net income (loss) per common share
- basic and diluted, pro forma           $   (0.02)  $     0.12   $     (0.06)  $    0.02

NOTE  3.  DISCONTINUED  OPERATIONS

Prior to selling substantially all of its assets in July 2003, the Company provided electronic bill presentment and payment ("EBPP") services to companies generating recurring bills and also provided related EBPP consulting and Internet-based customer care interaction services. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the asset group disposed of have been classified as discontinued operations. All financial information presented for the three and nine months ended September 30, 2003 has been restated to reflect the operating results of this asset group as discontinued operations.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2004. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  5.  NOTE  PAYABLE

On August 24, 2004, the Company entered into a promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, the Company received $260,000 and promised to pay Dutchess $284,000 with a maturity date of December 24, 2004. The Company will also issue 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company.

Payments on the promissory note are to be made from the equity line of credit that the Company previously entered into with Dutchess (see Note 6). We will make payments to Dutchess of the lesser of $71,000 or 50% of each put, until the face amount of the promissory note is paid in full. The first payment is due at the closing of the first put 30 days after the issuance of the promissory note and all subsequent payments are due at the closing of every put to Dutchess. The Company will issue as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and shall do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

In the event that on the maturity date, the Company has any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the residual amount by 2.5% per month paid as liquated damages. In the event that the Company defaults, Dutchess has the right, but not the obligation, to 1) switch the residual amount to a three-year, 10% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the average of the lowest closing bid price during the fifteen trading immediately preceding the convertible maturity date or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible maturity date. If Dutchess chooses to convert the residual amount to a convertible debenture, the Company shall have twenty business days after notice of the same to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event the Company does not file such registration statement within twenty business days of Dutchess' request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described above, the residual amount shall increase by $1,000 per day.


NOTE  6.  EQUITY  LINE  OF  CREDIT

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. The Company agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company's common stock to be issued to Dutchess. On August 11, 2004, the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the shares to be issued under the equity line of credit with Dutchess Private Equities Fund, LP. The Securities and Exchange Commission declared this amended registration statement to be effective on August 13, 2004. During the quarter ended September 30, 2004, the Company sold 363,950 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $28,362. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP., the Company is obligated to use a portion of the proceeds from the equity line to pay back the promissory note (see Note 5).

NOTE  7.  ISSUANCE  OF  CAPITAL  STOCK

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003. During the nine months ended September 30, 2004, the Company also issued a total of 573,910 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded approximately $108,000 of related expense.

During  the  nine  months  ended  September  30, 2004, the Company issued 21,000 shares of common stock and received cash proceeds of approximately $4,000 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

During the nine months ended September 30, 2004, the Company issued a total of 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded approximately $11,000 of expense related to the issuance of this stock. The average closing price was used to value the stock given as consideration because the related independent contractor agreements called for the contractors to earn a certain number of shares of common stock for each month (prorated for any partial month) spent working on behalf of the Company with no specified term. In effect, the contractors earned the same fixed number of shares for each day that they worked for the Company so the performance commitment was met by the contractors on a daily basis and valued as such in accordance with the measurement date guidance provided by EITF 96-18.

NOTE  8.  SUBSEQUENT  EVENTS

Subsequent to September 30, 2004 and through the date of this report, the Company sold 307,880 shares of its common stock pursuant to the equity line of credit (see Note 6) and received total proceeds, net of issuance costs, of $75,200.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

OVERVIEW

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse, or ACH, network processing and credit and debit card-based processing services. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2004, we have an accumulated deficit of $47.7 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH,
PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2004, we did not have a significant card merchant processing loss reserve due to the limited volume of transactions that we processed since the inception of our card processing services during the fourth quarter of 2003. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We recorded bad debt expense of $10,700 and recorded bad debt write-offs of $54,742 to our allowance for doubtful accounts in 2003. At September 30, 2004, the balance of the allowance for doubtful accounts was $3,155. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. During the second quarter of 2003, we performed an impairment review because we expected to sell the asset group used to provide electronic bill payment and presentment services. We determined that the asset group to be sold was impaired and recorded a non-cash charge of $200,000, which is included as a component of discontinued operations in the accompanying consolidated statement of operations. Fair value was based on the expected selling price of the asset group. No impairment losses were recorded during the nine months ended September 30, 2004.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2004 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At September 30, 2004, we had available net operating loss carryforwards of approximately $35.7 million, which expire beginning in the year 2020.

RESULTS  OF  CONTINUING  OPERATIONS

Our revenues are principally derived from the operation of an Internet electronic payment processing service for consumers under the domain name www.bills.com. We also provide integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. Revenues for the quarter ended September 30, 2004 increased 136% to $69,201 from $29,342 for the quarter ended September 30, 2003. Revenues for the nine months ended September 30, 2004 increased 129% to $188,600 from $82,413 for the nine months ended
September 30, 2003. The increases from the prior year periods were primarily attributable to the addition of revenues generated from card-based and ACH processing services that we began providing during 2003. We processed our first ACH transactions during the third quarter of 2003 and processed our first card-based transactions during the fourth quarter of 2003. The increase in revenue was also due to an increase in the monthly fee paid by certain consumers subscribing to the bills.com payment service because these consumers were converted from a per payment pricing plan to a flat monthly fee pricing plan during the second quarter of 2004. The monthly average number of consumers using our online payment service was as follows:


                             Three Months Ended September 30,  Nine Months Ended September 30,
                             --------------------------------  -------------------------------
                                 2004             2003              2004              2003
                             ------------    ----------------  --------------    -------------
Average number of bills.com
customers per month               2,026           2,084             2,035            1,944

The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We expect our revenues to increase as we anticipate continued growth in the number of bills.com customers and additional merchant customers. Revenue generated by our merchant customers represented approximately 39% of our total revenues in the nine months ended September 30, 2004, but we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and will comprise the majority of our business in the future.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process ACH and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $61,974 and $59,022 for the quarters ended September 30, 2004 and 2003, respectively, and $191,333 and $96,286 for the nine months ended September 30, 2004 and 2003, respectively. The increase from the prior year periods is due to fees incurred in 2004 for ACH and card-based processing services.

Selling, general and administrative expenses decreased to $353,352 for the quarter ended September 30, 2004, from $455,784 for the third quarter of 2003. Such expenses decreased to $986,055 for the nine months ended September 30, 2004, from $1,281,035 for the nine months ended September 30, 2003. The decreases from the prior year periods are principally due to lower accounting, legal and corporate insurance expenses and lower salary and benefit costs due to the reduction of personnel during 2003.

Depreciation and amortization decreased to $20,988 for the quarter ended September 30, 2004, as compared to $29,827 for the third quarter of 2003. Depreciation and amortization decreased to $74,023 for the nine months ended September 30, 2004, from $98,461 for the nine months ended September 30, 2003. These decreases were due to lower depreciation related to certain assets that became fully depreciated during 2003. We purchased $4,598 of computer software and hardware during the nine months ended September 30, 2004 and do not anticipate making any significant capital expenditures over the remaining three months of 2004.

Net other expense was $21,954 for the quarter ended September 30, 2004, compared to net other income of $179,474 for the third quarter of 2003. Net other expense of $29,921 for the nine months ended September 30, 2004, decreased from net other income of $103,387 for the first nine months of 2003. These changes are primarily attributable to $165,000 of consulting fees recognized in other income in the third quarter of 2003 for transitional EBPP consulting services provided to our former equal partner in an EBPP joint venture in Australia. The joint venture was dissolved as a result of our sale of substantially all of our assets during the third quarter of 2003. The change from the prior nine-month period is also due to lower interest expense in 2004 due to the repayment of our convertible debt in July 2003 and absence of any debt until the third quarter of 2004.

Net loss from continuing operations increased to $389,067 for the quarter ended September 30, 2004, from $336,161 for the third quarter of 2003 primarily as a result of the change in net other income (expense) from the prior year quarter. Net loss from continuing operations improved to $1,092,732 for the nine months ended September 30, 2004, from $1,289,982 for the nine months ended September 30, 2003 primarily as a result of the decrease in selling, general and administrative expenses from the prior year period.

RESULTS  OF  DISCONTINUED  OPERATIONS

Prior to selling substantially all of our assets in July 2003, our revenues were principally derived from providing electronic bill presentment and payment and related services to companies generating recurring bills. During the three months ended September 30, 2003, these discontinued operations provided revenue of $357,208 and generated net income of $188,319. During the nine months ended September 30, 2003, these discontinued operations provided revenue of $2,155,282 and generated a net loss of $572,780.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, our principal source of liquidity consisted of $194,877 of cash and cash equivalents, compared to $528,119 of cash and cash equivalents at December 31, 2003. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We sold substantially all of our assets in July 2003 and reduced expenditures for operating requirements. Despite these actions, we believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. CONSEQUENTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON US RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT
FINANCING. We are currently aggressively pursuing strategic alternatives. In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at our option. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds could be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. Any funds received will be used, as needed, to support on-going operations and enhance potential merger and acquisition activity. We filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission on August 11, 2004 to register the resale of these shares. The Securities and Exchange Commission declared this registration statement to be effective on August 13, 2004.

On August 24, 2004, we entered into a promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, we received $260,000 and promised to pay Dutchess $284,000 with a maturity date of December 24, 2004. We will also issue 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement we file with the SEC.

Payments on the promissory note are to be made from the equity line of credit that we previously entered into with Dutchess. We will make payments to Dutchess of the lesser of $71,000 or 50% of each put, until the face amount of the promissory note is paid in full. The first payment is due at the closing of the first put 30 days after the issuance of the promissory note and all subsequent payments are due at the closing of every put to Dutchess. We will issue as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and shall do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

We anticipate that the equity line of credit will provide sufficient cash flows to meet current operating requirements and that we will be able to receive funds under the equity line of credit before our currently available sources of liquidity are extinguished. If we are unable to receive adequate funds from the equity line of credit as soon as we currently anticipate for any reason, we may have to curtail or cease operations.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and
(b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at September 30, 2004. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $617,553 and $1,829,844 for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by early growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2004.

Net cash provided by investing activities was $2,095 for the nine months ended September 30, 2004 and reflected the return of $6,693 of a long-term lease deposit, which was partially offset by capital expenditures for computer hardware and software. Net cash used in investing activities was $4,168,810 for the nine months ended September 30, 2003 and primarily reflected proceeds of approximately $4.2 million from the sale of substantially all of our assets. We do not anticipate making any significant capital expenditures during the remaining three months of 2004.

Net cash provided by financing activities of $282,216 for the nine months ended September 30, 2004 resulted primarily from borrowing $260,000 under a note payable and receiving $32,787 from the issuance of common stock. Net cash used in financing activities was $1,759,444 for the nine months ended September 30, 2003 and primarily reflected the repayment of our convertible debt of $1.8 million in July 2003 and also included a net return of $33,846 pledged under our guarantees of related party obligations.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. During the Company's last fiscal quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. We were also trying to accommodate the requests of the named executive officers, who were seeking to preserve their financial liquidity. We believe this action served our purpose of assuring stable management and leadership for our future. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. Each of the officers used the proceeds of their respective margin loans for investment purposes and usual and customary living expenses.

None of the margin loans were recourse with respect to the officers and none of the loan guarantees were recourse with respect to us because at the times the margin loans were made and the funds pledged, the value of the common stock collateralizing the margin loans exceeded the loan amounts. Under the original terms of the arrangement, we charged each of the officers, pro rata, the difference between the rate of return earned by us before the collateralization of the margin loans on the funds that were to be the pledged funds and the rate of return earned on the pledged funds after the collateralization of the margin loans. We offset such amounts due from Mr. Long, Mr. Hoch, and Mr. Millard against their respective salaries from the date the funds were pledged until November of 2002, when we underwent significant downsizing and Mr. Long, Mr. Hoch, and Mr. Millard began deferring their salaries. We offset such amounts due from Mr. Jones against his salary from the date the funds were pledged until the date of his departure from the Company in August 2001.

The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2003.

The pledged funds were classified as cash and cash equivalents on our balance sheet and disclosed in the accompanying footnotes in our Annual Report on Form 10-K for each of the years ended December 31, 2000 and 2001, respectively. The pledged funds were classified as cash and cash equivalents on our balance sheet and disclosed in the accompanying footnotes in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, respectively. Under the terms of the related guaranty agreements, we could, at any time, terminate our obligations and the lenders' rights under the guaranty agreements, but we would remain liable for any losses incurred by the lenders in liquidating the guaranteed accounts by selling the common stock held as collateral in the margin loan accounts in order to pay off the margin loan balances in full during a reasonable time subsequent to the receipt of our termination notice. On June 30, 2003, we filed an amended Annual Report on Form 10-K for the year ended December 31, 2001 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. These amended reports included restated balance sheets that classified the pledged funds as cash pledged as collateral for related party obligations beginning at December 31, 2000 as a result of comments received from the Securities and Exchange Commission in connection with their review of our registration statement on Form S-3 that we originally filed on August 9, 2002.

We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they were under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

On July 25, 2003, certain of our stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against us, Ernst & Young, LLP, and certain of our current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to us and the current and former directors named in the suit, the plaintiffs allege that we, acting through such directors, misstated in our 2000 and 2001 Form 10-Ks our ability to use for operational purposes the funds pledged as security for margin loans of certain of our executive officers, as discussed above. The plaintiffs allege and seek resulting economic and exemplary damages, rescission, interest, attorneys' fees and costs of court. We believe this suit is without merit and intend to vigorously defend the company and the directors named in the suit. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

During the quarter ended September 30, 2004, we sold 363,950 shares of our common stock to Dutchess Private Equities Fund pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $28,362.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

Not  Applicable.


ITEM  6.  EXHIBITS

Exhibit
Number     Description
------     -----------

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

10.10 Placement Agent Agreement between the Company, Clayton Dunning and Co, Inc. and Dutchess Private Equities Fund, LP dated June 4, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed July 23, 2004)

10.11 Affiliate Office Agreement between the Company and Network 1 Financial, Inc. dated October 7, 2003 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28, 2004)

10.12 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 24, 2004 (incorporated by reference to such exhibit in the Registrant's Report on Form 8-K, filed September 2, 2004)

10.13 Warrant Agreement among Kubra Data Transfer LTD. and Payment Data Systems, Inc., dated as of September 30, 2004 (incorporated by reference to such exhibit in the Registrant's Report on Form 8-K, filed October 6, 2004)

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith)




                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PAYMENT  DATA  SYSTEMS,  INC.


Date:  November  15,  2004     By:  /s/  Michael  R.  Long
                                    ----------------------
                                     Michael  R.  Long
                                     Chairman  of  the  Board,
                                     Chief  Executive  Officer  and
                                     Chief  Financial  Officer
                                     (principal executive officer and
                                     principal  financial
                                     and  accounting officer)