Form 10KSB
period 2004-12-31
PAYMENT DATA SYSTEMS INC
filed 2005-03-30
CIK 1088034

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2004

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

                                 (210) 249-4100
                           (Issuer's telephone number)

        Securities registered pursuant to section 12(b) of the Act:  None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $357,566.

The aggregate market value of common stock held by non-affiliates of the issuer as of March 9, 2005, was $6,739,536. As of March 9, 2005, 24,732,241 shares of the  issuer's  common  stock  were  issued  and  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the issuer's 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III of this report.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes;    No   X
                                                                      ----  ----

                           PAYMENT DATA SYSTEMS, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

Item  1.     Description  of  Business                                         3
Item  2.     Description  of  Property                                         6
Item  3.     Legal  Proceedings                                                7
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders       7

                                     PART II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters   8
Item  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation  9
Item  7.     Financial  Statements                                            18
Item  8.     Changes  In  and  Disagreements  With Accountants on
             Accounting and Financial  Disclosure                             34
Item  8A.    Controls  and  Procedures                                        34
Item  8B.    Other  Information                                               34

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control
             Persons; Compliance  With Section  16  (a)  of  the
             Exchange  Act                                                    35
Item  10.    Executive  Compensation                                          35
Item  11.    Security  Ownership of Certain Beneficial Owners and
             Management  and  Related  Stockholder  Matters                   35
Item  12.    Certain  Relationships  and  Related  Transactions               35
Item  13.    Exhibits                                                         35
Item  14.    Principal  Accountant  Fees  and  Services                       36

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 6, Management's Discussion and Analysis, of this Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS.

Introduction

Payment Data Systems, Inc. was founded in July 1998 and is incorporated in the State of Nevada. On July 25, 2003, we sold substantially all of our assets to Harbor Payments, Inc., formerly known as CyberStarts, Inc. The aggregate selling price for the asset group sold was $4,100,000, plus the assumption of certain liabilities by Harbor Payments. The assets sold represented our proprietary technology infrastructure, certain third party software and hardware platforms and certain furniture and fixtures that supported our Electronic Bill Presentment and Payment service offerings. The assets sold represented virtually all of our assets, which we used to produce substantially all of our revenue through the date we sold these assets. Therefore, we discontinued our primary operations and began to concentrate on building our electronic payments business using the assets that we retained after this sale. Before the sale of these assets, our primary operations consisted of hosting the electronic presentment of bills on the Internet for other companies and managing the related electronic payments from their consumers through third party payment processors. After the sale of these assets, our primary operations consist of functioning as a processor of electronic payments for other companies. We also continued to operate our bills.com consumer bill payment web site through which we process online payments by consumers.

Continuing  Operations

General

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse processing and credit and debit card-based processing services. The Automated Clearinghouse Network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and provides for the clearing of electronic payments between participating financial institutions. Our Automated Clearinghouse processing services enable merchants or businesses to both disburse or collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the Automated
Clearinghouse network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone.

We generate revenues by charging fees for the electronic processing of payment transactions and related services. We charge certain merchants for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. We charge other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. We charge consumers that use our bills.com online payment service a flat monthly fee that allows them to make a certain number of payments in a month. We also charge these consumers an additional fee for each payment that exceeds the allowed number of payments in a given month. We operate solely in the United States as a single operating segment and do not currently have any foreign operations.

Industry  Background

The use of non-paper based forms of payment by consumers in the United States, such as credit and debit cards, has steadily increased over the past several years. According to the 2004 Federal Reserve Payments Study, the number of electronic payment transactions totaled 44.5 billion in 2003 while the number of checks paid totaled 36.7 billion. This marked the first time that electronic payment transactions in the U.S. exceeded check payments. If current growth rates are sustained, payments made by credit cards and debit cards will each exceed the number of paid checks by 2010. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive.

We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable  Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to the Federal Reserve Survey of Consumer Finances, the percentage of households with consumers under the age of 30 years using debit cards increased from 24.5% in 1995 to 60.6% in 2001. As consumers who have witnessed the wide adoption of card products, technology, and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the Internet's increasing adoption rate, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet.

Increased  Electronic  Payment  Acceptance  by  Small  Businesses

Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of electronic payment methods. According to the U.S. Small Business Administration, small businesses generate more than 50% of the nonfarm private gross domestic product in the United States. The lower costs associated with electronic payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept electronic payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses will seek, to provide customers with the ability to pay for merchandise and services using electronic payment methods, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

Growth  in  Online  Transactions

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, retail e-commerce sales for 2004 were $69.2 billion, an increase of 24% from $56.0 billion in 2003. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

Products  and  Services

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with processing systems outsourced to third party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer so that connections and information are secure from outside inspection and 128-bit encryption to make information unreadable as it passes over the Internet for all electronic transactions that we process. Our systems infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of a customer's payment data can be stored in one place to facilitate efficient data retrieval and analysis. We outsource our Automated Clearinghouse transaction processing and card-based transaction processing to third party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States. We also outsource the processing of the payments initiated by consumers online at our bills.com web site.

The components of our service offering include all forms of Automated Clearinghouse transaction processing, such as Re-presented Check , which is a consumer non-sufficient funds check that is re-presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate Automated Clearinghouse transactions directly using an online terminal accessible through a web site or we can initiate Automated Clearinghouse transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA and MasterCard networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both Automated Clearinghouse and card processing capabilities and allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accepts payments directly from consumers over the telephone using e-checks or credit cards.

We also operate a consumer web site focused on providing bill payment services under the domain name www.bills.com. Consumers subscribe to the payment service and are allowed to make a limited number of payments each month for a flat monthly fee. The bills.com strategy is to provide the consumer with an efficient and secure interface for paying and managing bills via the Internet. We also market this portal service to online financial services providers looking to provide online bill payment capabilities as part of their service offering to consumers.

Relationships  with  Sponsors  and  Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for Automated Clearinghouse transactions, we must maintain a relationship with an Originating Depository Financial Institution in the Automated Clearinghouse Network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. The third party provider that handles our Automated Clearinghouse processing maintains a relationship with several Originating Depository Financial Institutions on our behalf. Similarly, in order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. We have agreements with Network 1 Financial, Inc. and TriSource Solutions, LLC through which their member banks sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. These agreements may be terminated by the processors if we materially breach the agreement and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy.

Under  our  processing  agreements  with  Network  1  Financial  and  TriSource
Solutions, we are financially liable for all fees, chargebacks and losses related to our card processing merchant customers. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are not able to collect from them amounts that have been refunded to the cardholders because the cardholders properly initiated a chargeback transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the cardholder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our chargeback loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability or failure of our merchant customers to make required payments for fees charged by us. Amounts due from customers may be deemed uncollectible because of merchant disputes, fraud, insolvency or bankruptcy. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding receivable, historical pattern of collections and financial condition of the customer. We closely monitor extensions of credit and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Sales  and  Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by using resellers that have access to or existing relationships with such companies and by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target profile. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Nearly all of our customers are consumers geographically dispersed throughout the United States utilizing our bills.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our bills.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers are also more likely than not to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of bills.com customers using our online payment service increased from 2,020 in 2003 to 2,190 in 2004.

Our other customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. We provided services to 51 and 8 merchant customers at December 31, 2004 and 2003, respectively. We first offered Automated Clearinghouse processing services in the third quarter of 2003 and card-based processing services in the fourth quarter of 2003. Services provided to Credit Payment Services, Inc. accounted for approximately 13% of our total consolidated revenues for the year ended December 31, 2004. Revenue generated by our merchant customers represented approximately 55% of our total revenues in 2004 and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and will continue to comprise the majority of our business in the future.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Concord EFS, Inc., National Processing, Inc., and Global Payments, Inc., that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

-     quality  of  service;
-     reliability  of  service;
-     ability  to  evaluate,  undertake  and  manage  risk;
-     speed  in  implementing  payment  processes;
-     price  and  other  financial  terms;  and
-     multi-channel  payment  capability.

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

Trademarks

We own federally registered trademarks on the marks bills.com and bills.com and design. We have applied for trademarks on Payment Data Systems, Inc. and Payment Data Systems, Inc. and design with the United States Patent and Trademark Office. We have also secured domain name registrations for bills.com, paymentdatasystems.com, paymentdata.org and paymentdata.com. We rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Discontinued  Operations

Prior to the sale of substantially all of our assets in July 2003, we provided Electronic Bill Presentment and Payment and related services to companies that generate recurring paper-based bills. Electronic Bill Presentment and Payment is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. During the year ended December 31, 2003, the discontinued operations of the asset group sold provided revenue of $2,155,000.

Employees

As of December 31, 2004, we had 8 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

As of December 31, 2004, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease has a three-year term that expires in October 2006 and has a renewal option for an additional three-year term. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employed by us. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. At the time the funds were pledged, we believed we would have access to them because (a) the stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, the stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2004. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. We intend to enter into new employment agreements with both of these individuals and are currently negotiating the terms of such agreements. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

On July 25, 2003, certain of our stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against us, Ernst & Young, LLP, and certain of our current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to us and the current and former directors named in the suit, the plaintiffs allege that we, acting through such directors, misstated in our 2000 and 2001 Form 10-Ks our ability to use for operational purposes the funds pledged as security for margin loans of certain of our executive officers, as discussed above. The plaintiffs allege and seek resulting economic and exemplary damages, rescission, interest, attorneys' fees and costs of court. We believe this suit is without merit and intend to vigorously defend the company and the directors named in the suit. As of the date of this report, there have been no material developments in the suit other than the case being set for trial in late 2005. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2004.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our common stock was traded on the National Association of Securities Dealers Over the Counter Bulletin Board through March 13, 2000 at which time our common stock was approved for trading on the NASDAQ Small Cap Market. Subsequently, our stock was approved for trading on the NASDAQ National Market on July 31, 2000 under the symbol BLLS. On February 4, 2003, the NASDAQ National Market delisted our common stock because we did not meet the requirements for continued listing on the NASDAQ National Market. Our common shares were immediately eligible for quotation on the Over the Counter Bulletin Board effective at opening of business on February 4, 2003. Our common stock began trading under a new ticker symbol, PYDS, on the Over the Counter Bulletin Board on August 20, 2003.

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board:






                High   Low
                -----  -----
    2004
-------------
First Quarter   $0.46  $0.15
Second Quarter  $0.43  $0.21
Third Quarter   $0.26  $0.16
Fourth Quarter  $0.34  $0.21

    2003
--------------
First Quarter   $0.23  $0.07
Second Quarter  $0.14  $0.08
Third Quarter   $0.35  $0.09
Fourth Quarter  $0.32  $0.14

Holders

As of March 9, 2005, 24,732,241 shares of our common stock are issued and outstanding. As of March 9, 2005, there were approximately 4,865 stockholders of record of our common stock.

Dividend  Policy

We have never declared or paid cash or stock dividends and have no present plan to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

Overview

On July 25, 2003, we sold substantially all of our assets to Harbor Payments, Inc., formerly known as CyberStarts, Inc. The aggregate selling price for the asset group was $4,100,000, plus the assumption by Harbor Payments of certain liabilities. The sale of the asset group was approved by our Board of Directors and a majority of our stockholders at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represented our proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that supported our Electronic Bill Presentment and Payment service offerings. Electronic Bill Presentment and
Payment is the process of sending bills to consumers securely through the Internet and processing Internet payment of bills utilizing an electronic transfer of funds. The carrying value of these non-current assets was approximately $1,068,000 at July 25, 2003. Harbor Payments also assumed certain of our current and non-current liabilities with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represented virtually all of our assets, which we used to produce nearly all of our revenue; therefore, we ceased our Electronic Bill Presentment and Payment operations and continued to operate our bills.com consumer bill payment portal and concentrated on building our electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. We retained the accounts receivable and related deferred revenue associated with the customers of the discontinued operations, as well as certain accounts payable and accrued liabilities related to the discontinued operations. At December 31, 2003, our balance sheet included approximately $38,000 of net accounts receivable and approximately $277,000 of current liabilities that related to the discontinued operations.

We provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network, and continue to operate an Internet electronic payment processing service for consumers under the domain name www.bills.com. Since inception, we have incurred operating losses each quarter, and as of December
31, 2004, we have an accumulated deficit of $48.2 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Critical  Accounting  Policies

General

Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2004, the balance of our card merchant processing loss reserve was $4,341.

Bad  Debt

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We did not record any bad debt expense or bad debt write-offs in 2004. We recorded bad debt expense of $10,700 and recorded bad debt write-offs of $54,742 to our allowance for doubtful accounts in 2003. At both December 31, 2004 and 2003, the balance of the allowance for doubtful accounts was $3,155. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When we determine that the carrying value of long-lived and intangible assets may not be recoverable, we measure impairment as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2004. Impairment losses of $217,000 were recorded in 2003 and are included in discontinued operations in the statements of operations except for $17,000 that is included in continuing operations.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by us. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2004 will be fully realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2004, we have available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

Results  of  Operations

Total revenues for 2004 increased 200% to $357,566 from $119,297 for 2003. The increase from the prior year was primarily attributable to the addition of revenues generated from card-based and Automated Clearinghouse processing services that we began providing during 2003. We processed our first ACH transactions during the third quarter of 2003 and processed our first card-based transactions during the fourth quarter of 2003, but the related transaction volumes for 2003 were not significant so the only component of our service offering that generated significant revenue for 2003 was the bills.com payment service. The prior year increase was also attributable to an increase in the average number of consumers subscribing to the bills.com payment service and an increase in the monthly fee paid by certain consumers subscribing to the bills.com payment service because these consumers were converted from a per payment pricing plan to a flat monthly fee pricing plan during the second quarter of 2004. The monthly average number of consumers using our online payment service increased to 2,190 in 2004 from 2,020 in 2003.

The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We expect our revenues to increase as we anticipate continued growth in the number of bills.com customers and additional merchant customers. Revenue generated by our merchant customers represented approximately 55% of our total revenues for the year ended December 31, 2004, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow and will make up the majority of our revenues in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $327,474 and $138,009 for 2004 and 2003, respectively. The increase from the prior year is due to fees incurred in 2004 for Automated Clearinghouse and card-based processing services.

Selling, general and administrative expenses decreased to $1,374,779 in 2004 from $1,726,028 for 2003. The decrease from the prior year is principally due to lower corporate insurance, legal and accounting expenses and lower salary and benefit costs due to the reduction of personnel during 2003.

Depreciation and amortization was $95,190 and $130,671 for 2004 and 2003, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2004. We purchased $5,000 of computer equipment during 2004 and do not anticipate making significant capital expenditures in 2005.

Net other expense was $74,654 in 2004 compared to net other income of $101,112 in 2003. The change from 2003 to 2004 is primarily attributable to $165,000 of consulting fees recognized in other income in the third quarter of 2003 for transitional Electronic Bill Presentment and Payment consulting services provided to our former equal partner in an Electronic Bill Presentment and Payment joint venture in Australia. The joint venture was dissolved as a result of the sale of substantially all of our assets during the third quarter of 2003.

Loss from continuing operations improved to $1,514,531 in 2004 from $1,774,299 in 2003, primarily as a result of the decrease in selling, general and administrative expenses.

Liquidity  and  Capital  Resources

At December 31, 2004, we had $154,000 of cash and cash equivalents, compared to $528,000 of cash and cash equivalents at December 31, 2003. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We sold substantially all of our assets in July 2003 and reduced expenditures for operating requirements. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds could be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. On August 13, 2004, the Securities and Exchange Commission declared an amended registration statement we filed on Form SB-2 to register the resale of the shares to be issued under the equity line of credit with Dutchess to be effective. During the year ended December 31, 2004, we sold 1,459,435 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $321,486. Pursuant to the terms of a promissory note with Dutchess, we are obligated to use a portion of the proceeds from the equity line to pay back the promissory note.

On August 24, 2004, we entered into a promissory note with Dutchess. Pursuant to terms of the promissory note, we received $260,000 and promised to pay Dutchess $284,000 with a maturity date of December 24, 2004. We repaid this note in full on the maturity date. We also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file.

On December 10, 2004, we entered into another promissory note with Dutchess. Pursuant to terms of the promissory note, we received $260,000 and promised to pay Dutchess $284,000 with a maturity date of April 10, 2005. We also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file.

Payments on the promissory note are to be made from the equity line of credit that we previously entered into with Dutchess. We will pay to Dutchess the lesser of $71,000 or 50% of each put, until the face amount of the promissory note is paid in full. The first payment is due at the closing of the first put 30 days after the issuance of the promissory note and all subsequent payments are due at the closing of every put to Dutchess. We issued as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and agreed to do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

In the event that on the maturity date, there are any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the residual amount by 2.5% per month paid as liquated damages. In the event that we default, Dutchess has the right, but not the obligation, to switch the residual amount to a three-year, 10% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the average of the lowest closing bid price during the fifteen trading immediately preceding the convertible maturity date or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible maturity date. If Dutchess chooses to convert the residual amount to a convertible debenture, we shall have twenty business days after notice of the same to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event we do not file such registration statement within twenty business days of Dutchess' request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described above, the residual amount shall increase by $1,000 per day.

The satisfactory completion of an additional investment or growth of cash flow from operations is essential or we have no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employed by us. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. At the time the funds were pledged, we believed we would have access to them because (a) the stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, the stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2004. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. We intend to enter into new employment agreements with both of these individuals and are currently negotiating the terms of such agreements. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Net cash used in operating activities was $941,000 and $2.2 million for 2004 and 2003, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by early growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2005.

Net cash provided by investing activities was $2,000 in 2004 and reflected the return of $7,000 of deposits that had been used to secure the lease for our corporate office offset by capital expenditures of $5,000 for computer equipment. Net cash provided by investing activities of $4.1 million in 2003 reflected proceeds of $4.2 million from the sale of substantially all of our assets in July 2003 offset by capital expenditures of $66,000 for computer equipment and software. We do not anticipate making significant capital expenditures during 2005.

Net cash provided by financing activities of $565,000 for 2004 resulted primarily from proceeds, net of issuance costs, of $329,000 from the issuance of common stock as well as $236,000 of net borrowings under short-term agreements. Net cash used in financing activities of $1.7 million for 2003 primarily resulted from the payment of $1.8 million under our convertible debt agreement in July 2003.

OFF-BALANCE  SHEET  ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement defines an obligation as "a conditional or unconditional duty or responsibility on the part of the issuer to transfer assets or to issue its equity shares." FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", and in December 2003 issued a revised interpretation, FIN 46R. FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities. We adopted FIN 46 and FIN 46R, which did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our results of operations or financial position.

RISK  FACTORS

There are many factors that affect our business and the results of its operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

                          RISKS RELATED TO OUR BUSINESS

Our independent accountants have issued a going concern opinion and if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our independent accountants have issued a going concern opinion. Due to continuing operating losses, our current available cash and cash equivalents along with anticipated revenues are likely to be insufficient to meet our anticipated cash needs for the near future. Consequently, our ability to continue as a going concern is likely contingent on us receiving additional funds in the form of equity or debt financing. We currently plan to meet our capital requirements primarily through the issuance of equity securities or new borrowing arrangements. Accordingly, we are aggressively pursuing strategic alternatives. However, financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

We have generated significant losses and expect to generate operating losses for the foreseeable future, therefore we may not become profitable.

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2004, our accumulated deficit was $48.2 million.

If our security applications are not sufficient to address changing market conditions and customer concerns, we may not be able to sell our services.

Our use of applications designed for premium data security and integrity to process electronic transactions may not be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

If the trend of an increasing percentage of payments cleared electronically does not continue, we may not be able to grow our business.

Our future financial performance will be materially affected by the percentage of payments that can be cleared electronically. Based on reports by the Federal Reserve, paper check use as a percentage of retail non-cash payments declined from 77.1% in 1995 to 59.5% in 2000. Accordingly, a reversal of the current trend toward a smaller proportion of paper-based payments would limit the potential growth of our business.

If  we  do  not  adapt  to  rapid  technological  change, our business may fail.

Our success depends on our ability to develop new and enhanced services, and related products that meet changing customer needs. The market for our services, however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail.

We rely on our relationship with the Automated Clearinghouse Network and if the Federal Reserve rules were to change, our business could be adversely affected.

We have a contractual relationship with a third party provider, which maintains a relationship with multiple Originating Depository Financial Institutions in the Automated Clearinghouse Network. The Automated Clearinghouse Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the Automated Clearinghouse Operating Rules and Guidelines. Through our relationship with this third party provider, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed Automated Clearinghouse format. We pay volume-based fees to the third party provider for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our cost structure. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearinghouse, our business could be materially adversely affected.

If our third party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa and MasterCard credit card associations, we may have to find a new third party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third party processing providers, Network 1 Financial, Inc. and TriSource Solutions, LLC, or our bank sponsors, Harris Bank and DuTrac Community Credit Union, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. Also, our contract with these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we are unable to obtain another provider or sponsor at similar costs. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We depend on Michael R. Long and Louis A. Hoch and if these officers ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our Chairman, Chief Executive Officer and Chief Financial Officer, Michael R. Long and our President and Chief Operating Officer, Louis A. Hoch. We had employment agreements with Mr. Long and Mr. Hoch that expired in July 2004 and prohibited them from competing with us for a period of two years upon termination of their employment. We intend to enter into similar new employment agreements with both of these individuals and are currently negotiating the terms of such agreements. Our business may not be successful if, for any reason, either of these officers ceased to be active in our management.

If our software fails, and we need to repair or replace it, or we become subject to warranty claims, our costs could increase.

Our software products could contain errors or "bugs" that could adversely affect the performance of services or damage a user's data. We attempt to limit our potential liability for warranty claims through technical audits and limitation-of-liability provisions in our customer agreements. However, these measures may not be effective in limiting our exposure to warranty claims. We have not experienced a significant increase in software errors or warranty claims. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to our processing system. If our software fails, and we need to replace or repair it, or we become subject to warranty claims, our costs could increase.

Our business strategy includes identifying new businesses to acquire, and if we cannot integrate acquisitions into our company successfully, we may not become profitable.

Our success partially depends upon our ability to identify and acquire undervalued businesses within our industry. Although we believe that there are companies available for potential acquisition that are undervalued and might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow and we may not achieve or sustain profitability.

If  we  do  not  manage our growth, we may not achieve or sustain profitability.

We may experience a period of rapid growth that could place a significant strain on our resources. In order to manage our growth successfully, we will have to continue to improve our operational, management and financial systems and expand our work force. A significant increase in our customer base may necessitate the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of our computer and administrative infrastructure will require substantial operational, management and financial resources. Although we believe that our current infrastructure is adequate to meet the needs of our customers in the foreseeable future, we may not be able to expand and adapt our infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If our management is unable to manage growth effectively, hire needed personnel, expand and adapt our computer infrastructure and improve our operational, management, and financial systems and controls, we may not attain or sustain profitability.

If we do not manage our credit risks related to our merchant accounts, we may incur significant losses.

We rely on the Federal Reserve's Automated Clearinghouse system for electronic fund transfers and the Visa and MasterCard associations for settlement of payments by credit or debit card on behalf of our merchant customers. In our use of these established payment clearance systems, we generally bear the credit risks arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, customer charge backs theft or fraud. Consequently, we assume the credit risk of merchant disputes, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our customers. We have not experienced a significant increase in the rate of returned transactions or incurred any losses with respect to such transactions. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

                          RISKS RELATED TO OUR INDUSTRY

The electronic commerce market is relatively new and if it does not grow, we may not be able to sell sufficient services to make our business viable.

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if we, despite an investment of significant resources, are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine industries, we and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

Changes in regulation of electronic commerce and related financial services industries could increase our costs and limit our business opportunities.

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. We are subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

If we cannot compete successfully in our industry, we could lose market share and our costs could increase.

Portions of the electronic commerce market are becoming increasingly competitive. We expect to face growing competition in all areas of the electronic payment processing market. New companies could emerge and compete for merchants of all sizes. We expect competition to increase from both established and emerging companies and that such increased competition could lower our market share and increase our costs. Moreover, our current and potential competitors, many of whom have greater financial, technical, marketing and other resources than us, may respond more quickly than us to new or emerging technologies or could expand to compete directly against us in any or all of our target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire market share. We may not be able to compete against current or future competitors successfully. Additionally, competitive pressures may increase our costs, which could lower our earnings, if any.

                        RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile and you may not be able to sell your shares at a price higher than what you paid.

The market for our common stock is highly volatile. In 2004, our closing stock price fluctuated between $0.15 and $0.46. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our investment agreement with Dutchess Private Equities Fund.

The sale of shares pursuant to our Investment Agreement with Dutchess Private Equities Fund may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess Private Equities Fund to draw down on the full equity line with Dutchess Private Equities Fund. If our stock price decreases, then our existing stockholders would experience greater dilution. At a stock price of $0.26 or less, we would have to issue all 40,000,000 shares currently registered in order to draw down on the full equity line.

Dutchess Private Equities Fund will pay less than the then-prevailing market price of our common stock, which could cause the price of our common stock to decline.

Our common stock to be issued under our agreement with Dutchess Private Equities Fund will be purchased at a 5% discount to the lowest closing best bid price during the five days immediately following our notice to Dutchess Private
Equities  Fund  of  our  election  to  exercise  our put right. Dutchess Private
Equities Fund has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess Private Equities Fund sells our shares, the price of our stock could decrease. If our stock price decreases, Dutchess Private Equities Fund may have a further incentive to sell the shares of our common stock that it holds. The discounted sales under our agreement with Dutchess Private Equities Fund could cause the price of our common stock to decline.

We must comply with penny stock regulations that could effect the liquidity and price of our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

-  deliver  a  standardized  risk  disclosure  document  prepared  by  the  SEC;

- provide the customer with current bid and offer quotations for the penny stock;

- explain the compensation of the broker-dealer and its salesperson in the transaction;

- provide monthly account statements showing the market value of each penny stock held in the customer's account;

- make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's executed acknowledgement of the same; and

-  provide  a  written  agreement  to  the  transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We have adopted certain measures that may make it more difficult for a third party to acquire control of our company.

Our Board of Directors is classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for our company.

ITEM  7.  FINANCIAL  STATEMENTS.


INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


Report  of  Independent  Registered  Public  Accounting  Firm                 19

Consolidated  Balance  Sheets  as  of  December  31,  2004  and  2003         20

Consolidated  Statements  of  Operations  for  the  years  ended
  December  31,  2004  and  2003                                              21

Consolidated  Statement  of  Changes  in  Stockholders' Equity (Deficit) for
  the years  ended  December  31,  2004  and  2003                            22

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
  December  31,  2004  and  2003                                              23

Notes  to  Consolidated  Financial  Statements                                24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The  Board  of  Directors  and  Stockholders
Payment  Data  Systems,  Inc.  and  Subsidiaries
San  Antonio,  Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc., formerly known as Billserv, Inc, and subsidiaries (collectively referred to as "the Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements of Payment Data Systems, Inc. and subsidiaries have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. In addition, in July 2003, substantially all operations were sold. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of Payment Data Systems, Inc. and subsidiaries do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/  Akin,  Doherty,  Klein  &  Feuge,  P.C.
AKIN,  DOHERTY,  KLEIN  &  FEUGE,  P.C.
San  Antonio,  Texas
February  18,  2005,  except  for  Note  15,
to  which  the  date  is  March  11,  2005

                                   PAYMENT DATA SYSTEMS, INC.
                                  CONSOLIDATED BALANCE SHEETS


                                                                December 31,    December 31,
                                                                   2004            2003
Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $     153,966   $     528,119
Accounts receivable, net . . . . . . . . . . . . . . . . . . .         57,788          43,693
Prepaid expenses and other . . . . . . . . . . . . . . . . . .         47,833         113,650
                                                                --------------  --------------
Total current assets . . . . . . . . . . . . . . . . . . . . .        259,587         685,462

Property and equipment, net. . . . . . . . . . . . . . . . . .        132,064         215,156
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         23,589          37,782
                                                                --------------  --------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $     415,240   $     938,400
                                                                ==============  ==============


Liabilities and stockholders' equity (deficit):
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $     482,788   $     501,488
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .        392,515         224,180
  Short-term borrowings. . . . . . . . . . . . . . . . . . . .        264,165               -
                                                                --------------  --------------
Total current liabilities. . . . . . . . . . . . . . . . . . .      1,139,468         725,668

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized;
  23,569,180 and 20,987,956 issued and outstanding . . . . . .         23,569          20,988
Additional paid-in capital . . . . . . . . . . . . . . . . . .     47,417,898      46,842,908
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .    (48,165,695)    (46,651,164)
                                                                --------------  --------------
Total stockholders' equity (deficit) . . . . . . . . . . . . .       (724,228)        212,732
                                                                --------------  --------------
Total liabilities and stockholders' equity (deficit) . . . . .  $     415,240   $     938,400
                                                                ==============  ==============

See notes to consolidated financial statements.

                                        PAYMENT DATA SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year ended      Year ended
                                                                           December 31,    December 31,
                                                                              2004            2003

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     357,566   $     119,297

Operating expenses:
Cost of services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        327,474         138,009
Selling, general and administrative . . . . . . . . . . . . . . . . . . .      1,374,779       1,726,028
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         95,190         130,671
                                                                           --------------  --------------
Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .      1,797,443       1,994,708
                                                                           --------------  --------------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,439,877)     (1,875,411)

Other income (expense), net:
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            712           5,122
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,111)        (61,432)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . . .        (29,255)        157,422
                                                                           --------------  --------------
Total other income (expense), net . . . . . . . . . . . . . . . . . . . .        (74,654)        101,112
                                                                           --------------  --------------

Loss from continuing operations before income taxes . . . . . . . . . . .     (1,514,531)     (1,774,299)
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -
                                                                           --------------  --------------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .     (1,514,531)     (1,774,299)

Discontinued operations:
Loss from discontinued operations, net of no income taxes . . . . . . . .              -        (477,846)

Gain on disposition of discontinued operations, net of no income taxes. .              -       2,737,041
                                                                           --------------  --------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,514,531)  $     484,896
                                                                           ==============  ==============

Loss from continuing operations per common share - basic and diluted. . .  $       (0.07)  $       (0.09)

Income from discontinued operations per common share - basic and diluted.              -            0.11
                                                                           --------------  --------------
Net income (loss) per common share - basic and diluted. . . . . . . . . .  $       (0.07)  $        0.02
                                                                           ==============  ==============
Weighted average common shares
 outstanding - basic and diluted. . . . . . . . . . . . . . . . . . . . .     21,813,979      20,883,218

See notes to consolidated financial statements.

                                                 PAYMENT DATA SYSTEMS, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                        Common Stock        Additional                     Total
                                                 -------------------------  Paid - In     Accumulated      Shareholders'
                                                 Shares        Amount       Capital       Deficit          Equity (Deficit)
                                                 ------------  -----------  ------------  ---------------  -----------------
Balance at December 31, 2002. . . . . . . . . .    20,603,799  $    20,604  $ 46,770,186  $  (47,136,060)  $       (345,270)

Issuance of common stock. . . . . . . . . . . .       118,857          119        22,841               -             22,960
Exercise of stock options . . . . . . . . . . .       265,300          265        49,881               -             50,146
Net loss for the year . . . . . . . . . . . . .             -            -             -         484,896            484,896
                                                 ------------  -----------  ------------  ---------------  -----------------

Balance at December 31, 2003. . . . . . . . . .    20,987,956       20,988    46,842,908     (46,651,164)           212,732

Issuance of common stock - equity line of
  credit. . . . . . . . . . . . . . . . . . . .     1,459,435        1,459       320,026               -            321,485
Issuance of common stock - other. . . . . . . .     1,070,789        1,071       218,215               -            219,286
Exercise of stock options . . . . . . . . . . .        51,000           51         7,074               -              7,125
Issuance of common stock warrants . . . . . . .             -            -        29,675               -             29,675
Net loss for the year . . . . . . . . . . . . .             -            -             -      (1,514,531)        (1,514,531)
                                                 ------------  -----------  ------------  ---------------  -----------------
Balance at December 31, 2004. . . . . . . . . .    23,569,180  $    23,569  $ 47,417,898  $  (48,165,695)  $       (724,228)
                                                 ============  ===========  ============  ===============  =================
See notes to consolidated financial statements.

                             PAYMENT DATA SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             2004          2003
                                                        -------------  -------------
Operating activities:
Loss from continuing operations. . . . . . . . . . . . .  $(1,514,531)  $(1,774,299)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . .       87,690       115,671
Amortization . . . . . . . . . . . . . . . . . . . . . .        7,500        15,000
Impairment of assets . . . . . . . . . . . . . . . . . .            -        17,000
Non-cash issuance of common stock. . . . . . . . . . . .      215,710             -
Non-cash issuance of common stock warrants . . . . . . .       29,675             -
Amortization of debt discount. . . . . . . . . . . . . .       28,165             -
Changes in current assets and current liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . .      (14,095)      615,381
  Prepaid expenses and other . . . . . . . . . . . . . .       65,817       144,160
  Accounts payable and accrued expenses. . . . . . . . .      153,210      (763,034)
  Deferred revenue . . . . . . . . . . . . . . . . . . .            -      (400,960)
                                                          ------------  ------------
Net cash used in continuing operations . . . . . . . . .     (940,859)   (2,031,081)
Net cash used in discontinued operations . . . . . . . .            -      (145,038)
                                                          ------------  ------------
Net cash used in operating activities. . . . . . . . . .     (940,859)   (2,176,119)

Investing activities:
Purchases of property and equipment. . . . . . . . . . .       (4,598)      (66,395)
Proceeds from sale of assets . . . . . . . . . . . . . .            -     4,224,108
Long-term deposits, net. . . . . . . . . . . . . . . . .        6,693       (30,282)
                                                          ------------  ------------
Net cash provided by investing activities. . . . . . . .        2,095     4,127,431

Financing activities:
Proceeds from notes payable. . . . . . . . . . . . . . .      520,000             -
Principal payments for notes payable . . . . . . . . . .     (284,000)   (1,800,000)
Cash pledged as collateral for related party obligations            -     1,311,984
Payments for related party obligations . . . . . . . . .            -    (1,278,138)
Issuance of common stock, net of issuance costs. . . . .      328,611        56,856
                                                          ------------  ------------
Net cash provided by (used in) financing activities. . .      564,611    (1,709,298)
                                                          ------------  ------------

Change in cash and cash equivalents. . . . . . . . . . .     (374,153)      242,014
Cash and cash equivalents, beginning of year . . . . . .      528,119       286,105
                                                          ------------  ------------
Cash and cash equivalents, end of year . . . . . . . . .  $   153,966   $   528,119
                                                          ============  ============

Supplemental information:
  Cash paid for interest . . . . . . . . . . . . . . . .  $    24,000   $    41,623
  Cash paid for federal income taxes . . . . . . . . . .            -             -

See notes to consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE  1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going  Concern

The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company sold substantially all of its assets in July 2003 (see Note 14) and reduced expenditures for operating requirements. Despite these actions, the Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (See Note 2). The satisfactory completion of an additional investment in the Company or growth of cash flow from operations is essential or the Company has no other alternative that will provide sufficient funds to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Description  of  Business

Payment Data Systems, Inc., formerly known as Billserv, Inc., and its subsidiaries (collectively referred to as "the Company"), provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the automated clearinghouse ("ACH") network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.bills.com. Prior to selling substantially all of its assets in July 2003, the Company provided electronic bill presentment and payment ("EBPP") services to companies generating recurring bills, primarily in the United States. The Company also provided related EBPP consulting and Internet-based customer care interaction services. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the results of operations for the asset group disposed of have been classified as discontinued operations.

Principles  of  Consolidation  and  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been presented assuming the Company will continue as a going concern.

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

Accounts  Receivable

Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $3,155 at December 31, 2004 and 2003, respectively. The Company normally does not charge interest on accounts receivable. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Concentration  of  Credit  Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company's customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. No bad debt expense or bad debt write-offs were recorded in 2004. The Company recorded bad debt expense of $10,700 for 2003 and recorded bad debt write-offs of $54,742 to its allowance for doubtful accounts in 2003. For the year ended December 31, 2004, 13% of total revenues were from sales to a single customer. No single customer accounted for more than 5% of total continuing operating revenues for the year ended December 31, 2003.

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

Revenue  Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract.

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

Advertising  Costs

The cost of advertising is expensed as incurred. The Company's continuing operations did not incur any advertising costs for the years ended December 31, 2004 or 2003.

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



                                                       2004          2003
                                                    ------------  ----------

Net income (loss), as reported                      $(1,514,531)  $ 484,896

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                 (141,751)   (573,186)
                                                    ------------  ----------

Pro forma net loss                                  $(1,656,282)  $ (88,290)
                                                    ============  ==========

Net income (loss) per common share:
Basic and diluted, as reported                      $     (0.07)  $    0.02

Basic and diluted, pro forma                        $     (0.08)  $       -


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

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), and in December 2003 issued a revised interpretation ("FIN 46R"). FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities. The Company adopted FIN 46 and FIN 46R, which did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

NOTE  2.  ISSUANCE  OF  COMMON  STOCK

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. On August 11, 2004, the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the shares to be issued under the equity line of credit with Dutchess Private Equities Fund, LP. The Securities and Exchange Commission declared this amended registration statement to be effective on August 13, 2004. During the year ended December 31, 2004, the Company sold 1,459,435 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $321,486. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP., the Company is obligated to use a portion of the proceeds from the equity line to pay back the promissory note (see Note 7).

In February 2004, the Company issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003. During the year ended December 31, 2004, the Company also issued a total of 943,564 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $202,960 of related expense.

During the year ended December 31, 2004, the Company issued 51,000 shares of common stock and received cash proceeds of $7,125 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan. There were no stock options exercised in 2003.

During the years ended December 31, 2004 and 2003, the Company issued 72,225 and 75,000 shares of common stock, respectively, to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded $11,375 and $16,250 of expense related to the issuance of this stock in 2004 and 2003, respectively. The average closing price was used to value the stock given as consideration because the related independent contractor agreements called for the contractors to earn a certain number of shares of common stock for each month (prorated for any partial month) spent working on behalf of the Company with no specified term. In effect, the contractors earned the same fixed number of shares for each day that they worked for the Company so the performance commitment was met by the contractors on a daily basis and valued as such in accordance with the measurement date guidance provided by EITF 96-18.

NOTE  3.  PROPERTY  AND  EQUIPMENT

The  following  is  a  summary  of  property  and  equipment  at  December  31:


                                                      2004        2003
                                                 ----------  ----------

Furniture and fixtures. . . . . . . . . . . . .  $ 175,856   $ 175,856
Equipment . . . . . . . . . . . . . . . . . . .    428,420     424,901
Software. . . . . . . . . . . . . . . . . . . .    175,819     174,740
Leasehold improvements. . . . . . . . . . . . .      8,434       8,434
                                                 ----------  ----------
                                                   788,529     783,931
Less: accumulated depreciation and amortization   (656,465)   (568,775)
                                                 ----------  ----------
Total property and equipment, net . . . . . . .  $ 132,064   $ 215,156
                                                 ==========  ==========

NOTE  4.  IMPAIRMENT  OF  ASSETS

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


NOTE  5.  ACCRUED  EXPENSES

Accrued  expenses  consist  of  the  following  balances:



                           December 31,   December 31,
                                2004           2003
                           --------------  ------------
Accrued salaries. . . . .  $     289,709   $     11,325
Accrued sales taxes . . .         12,266        101,696
Accrued professional fees         32,875        100,515
Other accrued expenses. .         57,665         10,644
                           --------------  ------------
Total . . . . . . . . . .  $     392,515   $    224,180
                           ==============  ============



NOTE  6.  OPERATING  LEASES

In August 2003, the Company signed a three-year lease for approximately 4,500 square feet that serves as the Company's headquarters. Additionally, the Company leases office equipment under non-cancelable operating leases. Rental expense under operating leases for continuing operations for the years ended December 31, 2004 and 2003, was $85,000 and $59,000, respectively. Future minimum lease payments required under operating leases consist of the following at December 31, 2004:



Year ending December 31,

         2005. . . . . . . .  $ 83,199
         2006. . . . . . . .    67,605
                              --------

Total minimum lease payments  $150,804
                              ========



NOTE  7.  DEBT

On August 24, 2004, the Company entered into a zero-discount promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, the Company received $260,000 and promised to pay Dutchess $284,000 with a maturity date of December 24, 2004, which represents an effective annual interest rate of 28%. The Company repaid this note in full on the maturity date. The Company also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company.

On December 10, 2004, the Company entered into another zero-discount promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, the Company received $260,000 and promised to pay Dutchess $284,000 with a maturity date of April 10, 2005, which represents an effective annual interest rate of 28%. The Company also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company.

Payments on the promissory note are to be made from the equity line of credit that the Company previously entered into with Dutchess (see Note 2). The Company will pay to Dutchess the lesser of $71,000 or 50% of each put, until the face amount of the promissory note is paid in full. The first payment is due at the closing of the first put 30 days after the issuance of the promissory note and all subsequent payments are due at the closing of every put to Dutchess. The Company issued as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and agreed to do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.




In the event that on the maturity date, the Company has any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the residual amount by 2.5% per month paid as liquated damages. In the event that the Company defaults, Dutchess has the right, but not the obligation, to switch the residual amount to a three-year, 10% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the average of the lowest closing bid price during the fifteen trading immediately preceding the convertible maturity date or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible maturity date. If Dutchess chooses to convert the residual amount to a convertible debenture, the Company shall have twenty business days after notice of the same to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event the Company does not file such registration statement within twenty business days of Dutchess' request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described above, the residual amount shall increase by $1,000 per day.

On July 24, 2002, the Company executed a financing agreement with Laurus Master Fund, Ltd. ("Laurus") in exchange for a $1.5 million convertible note bearing interest at 7% annually and a four-year warrant to purchase 300,000 shares of the Company's common stock at exercise prices of $0.936 for the first 150,000 shares, $0.975 for the next 50,000 shares, and $1.17 for the remaining 100,000 shares. In connection with the sale of substantially all of its assets (see Note
14), the Company paid the outstanding balance of the convertible note in cash, including accrued penalties and interest, in full settlement of all claims by Laurus during July 2003. In addition, the four-year warrant to purchase 300,000 shares of the Company's common stock initially granted to Laurus was canceled as part of the settlement.

NOTE  8.  RELATED  PARTY  TRANSACTIONS  AND  GUARANTEES

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on its balance sheet at December 31, 2002 because it became probable at that point that it would be unable to recover its pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2004. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total
$1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor Payments, Inc. on July 25, 2003. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  9.  INCOME  TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:



                                            2004           2003
                                    =============  =============
Deferred Tax Assets:
----------------------------------
Warrant expense. . . . . . . . . .  $  3,177,082   $  3,166,992
Loss on related party guarantees .       434,567        434,567
Net operating loss carryforwards .    12,266,021     11,759,182
Other items. . . . . . . . . . . .        77,419         91,019
                                    -------------  -------------
                                      15,955,089     15,451,760
Valuation allowance. . . . . . . .   (15,914,425)   (15,400,069)
                                    -------------  -------------
Total Deferred Tax Asset . . . . .        40,664         51,691

Deferred Tax Liabilities:
----------------------------------
Depreciation and other items . . .        40,664         51,691
                                    -------------  -------------
Net Deferred Tax Asset (Liability)  $          -   $          -
                                    =============  =============



For the period from inception (July 30, 1998) through December 31, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $36.1 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



                                             2004        2003
                                        ----------  ----------
Tax (benefit) at statutory rate -- 34%  $(514,941)  $ 164,865
Change in valuation allowance. . . . .    514,356    (521,398)
Permanent and other differences. . . .        585     356,533
                                        ----------  ----------
Income tax expense . . . . . . . . . .  $       -   $       -
                                        ==========  ==========



NOTE  10.  EMPLOYMENT  BENEFIT  PLANS

Stock  Option  Plans

The Board of Directors and stockholders approved the 1999 Employee Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") as well as restricted stock grants to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company has reserved 10,000,000 shares of its common stock for issuance pursuant to the Employee Plan. On December 29, 2003, the Employee Plan was amended and restated by the Board of Directors to add provisions 1) allowing for stock awards to be made to consultants as provided in Rule 405 promulgated under the Securities Act of 1933, as amended from time to time, and other applicable law, 2) increasing the amount of shares of common stock of the Company exercisable per fiscal year from stock options, whether ISOs or NQSOs, from 350,000 to 500,000, and 3) removing minimum holding periods on "Restricted Stock" as such term is defined in the Employee Plan.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders in 1999. Under the Director Plan, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company has reserved 1,500,000 shares of its common stock for issuance pursuant to the Director Plan.

Option  activity  under  the  Employee  Plan  and  Director  Plan is as follows:



                                Number of Shares   Weighted Average Exercise Price
                                -----------------  --------------------------------
Outstanding, December 31, 2002         5,761,649   $                           0.99
   Granted . . . . . . . . . .         1,755,000                               0.13
   Canceled. . . . . . . . . .        (2,699,579)                              0.87
   Exercised . . . . . . . . .          (265,300)                              0.19
                               -----------------
Outstanding, December 31, 2003         4,551,770                               0.78
   Granted . . . . . . . . . .            30,000                               0.20
   Canceled. . . . . . . . . .          (296,000)                              0.86
   Exercised . . . . . . . . .           (51,000)                              0.14
                               -----------------
Outstanding, December 31, 2004         4,234,770   $                           0.78
                               =================



There was an aggregate of 5,866,441 and 971,230 options to purchase the Company's common stock available for future grants under the Employee and Director Plans at December 31, 2004 and 2003, respectively. Exercisable stock options amounted to 4,079,770 at a weighted average price of $0.81 and 3,171,770 at a weighted average price of $1.06 at December 31, 2004 and 2003, respectively.

Summarized information about stock options outstanding at December 31, 2004 is as follows:





                                                 Options Outstanding                  Options Exercisable
                                           -----------------------------------   ---------------------------
                                         Weighted Average     Weighted                      Weighted
Range of Exercise   Options              Remaining            Average Exercise   Number of  Average Exercise
 Prices             Outstanding          Contractual Life     Price              Options    Price
------------------  -------------------  -------------------  -----------------  ---------  -----------------
0.09 - $0.14                 1,670,000            8.9 years  $            0.13  1,545,000  $            0.13
0.18 - $0.26                 1,104,100            6.5 years  $            0.19  1,074,100  $            0.19
0.86 - $0.88                   711,668            6.4 years  $            0.86    711,668  $            0.86
1.88 - $2.07                   334,001            6.0 years  $            2.06    334,001  $            2.06
2.81 - $11.25                  415,001            4.2 years  $            3.85    415,001  $            3.85
                    -------------------                                         ----------
                             4,234,770            7.2 years  $            0.78  4,079,770  $            0.81
                    ===================                                         ==========

The weighted average fair value of stock options at date of grant was $0.13 and $0.10 per option for options granted during fiscal years 2004 and 2003, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:



                         2004   2003
                         -----  -----

Dividend yield. . . . .  None   None
Expected volatility . .   143%   142%
Risk-free interest rate  2.50%  1.80%
Expected life . . . . .  2.00   2.45




Employee  Stock  Purchase  Plan

The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company's common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2004. A total of 43,857 shares were issued under the ESPP in 2003 at a price of $0.15 per share. There were no shares issued under the ESPP in 2004.

401(k)  Plan

In May 1999, the Company adopted a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during 2004 or 2003.

NOTE  11.  STOCK  WARRANTS

On September 30, 2004, the Company signed a performance-based warrant agreement with Kubra Data Transfer, Ltd., a provider of enterprise information solutions servicing EBPP customers, as consideration for entering into a customer referral agreement with the Company for a three-year term. Under the terms of the referral agreement, the Company will become Kubra's preferred provider of credit and debit card payment processing. The incentive warrant agreement provides for both an initial vested warrant for 250,000 shares of restricted common stock at $0.24 per share and contingent warrants to be earned based on the achievement of annual or quarterly goals for delivery of gross revenue to the Company through the referral or transfer of profitable payment processing customers. The contingent warrants will also be for restricted common stock and will be priced at 120% of the market price for the common stock when earned.

At December 31, 2004, the outstanding vested warrants to purchase common stock were as follows:





 Shares of              Aggregate
 Common      Exercise   Exercise     Expiration
 Stock       Price      Price        Date
-----------  ---------  -----------  ----------


  2,179,121  $   11.38  $24,798,397  06/02/2010
    250,000       0.24       60,000  09/30/2009
  2,000,000       1.80    3,600,000  11/27/2006
-----------             -----------
  4,429,121             $28,458,397
===========             ===========


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

NOTE  13.  LEGAL  PROCEEDINGS

On July 25, 2003, certain of our stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against us, Ernst & Young, LLP, and certain of our current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to us and the current and former directors named in the suit, the plaintiffs allege that we, acting through such directors, misstated in our 2000 and 2001 Form 10-Ks our ability to use for operational purposes the funds pledged as security for margin loans of certain of our executive officers, as discussed above. The plaintiffs allege and seek resulting economic and exemplary damages, rescission, interest, attorneys' fees and costs of court. We believe this suit is without merit and intend to vigorously defend the company and the directors named in the suit. As of the date of this report, there have been no material developments in the suit other than the case being set for trial in late 2005. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

NOTE  14.  DISCONTINUED  OPERATIONS

On July 25, 2003 (the "Closing") the Company sold substantially all of its assets (the "Business") to Harbor Payments, Inc. (the "Purchaser"), formerly known as CyberStarts, Inc. (the "Sale"). The aggregate selling price for the Business was $4,800,000 (the "Purchase Price"), including $700,000 subject to certain earnout provisions, plus the Purchaser's assumption of certain liabilities of the Company. The Purchase Price was determined through extensive negotiations between the Purchaser and the Company. The Board of Directors of the Company, in its reasonable business judgment, approved the Purchase Price based upon the following factors: 1) the extensive search for a purchaser of the Business; 2) the number of offers made by potential purchasers for the Business;
3) the Company's ability to raise other sources of capital to operate the Business; and 4) the future trends in the industry of the Business. The sale of the Business was approved by a majority of the stockholders of the Company at a Special Meeting of Shareholders held on July 14, 2003. The assets sold represented the Company's proprietary technology infrastructure along with certain third party software and hardware platforms and certain furniture and fixtures that supported its service offerings, including its eServ and eConsulting products. The carrying value of these non-current assets was approximately $1,068,000 at July 25, 2003. The Purchaser also assumed certain current and non-current liabilities with carrying values of $83,000 and $30,000, respectively, at July 25, 2003. The assets sold represented virtually all of the Company's assets, which it used to produce nearly all of its revenue; therefore, the Company has ceased its primary operations and will continue to operate its bills.com consumer bill payment portal and concentrate on building its electronic payments business. The results of operations for the asset group disposed of have been reported as discontinued operations in the accompanying statements of operations. During the year ended December 31, 2003, these discontinued operations provided revenue of $2,155,000. The Company retained its accounts receivable and related deferred revenue associated with the customers of the Business, as well as certain accounts payable and accrued liabilities related to the Business. At December 31, 2003, the Company's balance sheet included approximately $38,000 of net accounts receivable and approximately $277,000 of current liabilities that related to the operations of the Business.

At Closing, the Purchaser paid the Company $4,100,000 in cash. The Company did not earn any of the additional $700,000 subject to certain earnout provisions based upon subsequent gross revenues of the Business. The Sale of the Business qualifies as a change of control under the employee agreements of certain officers of the Company, which may result in the assertion of claims by these officers under their employee agreements. The ultimate outcome of this matter cannot presently be determined. Subsequent to the Sale, the Company settled claims made under employee agreements by the Chief Financial Officer and Chief Marketing Officer for cash consideration of $182,000 in the aggregate and terminated their respective employee agreements.

NOTE  15.  SUBSEQUENT  EVENTS

In January 2005, the Company's Chief Executive Officer and Chief Financial Officer; President and Chief Operating Officer, and all other employees owed unpaid wages elected to receive common stock from the Company in lieu of a total of $179,000 in accumulated unpaid salary. The Company's Board of Directors granted a total of 859,743 shares of common stock in exchange for the unpaid salaries. All shares are to be issued under the terms of the Company's Employee Comprehensive Stock Plan.

Subsequent to December 31, 2004 and through March 11, 2005, the Company sold 455,125 shares of unregistered common stock to Dutchess Private Equities Fund pursuant to the equity line of credit (see Note 2) and received total proceeds, net of issuance costs, of $265,666.

Subsequent to December 31, 2004 and through March 11, 2005, the Company also issued a total of 169,367 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $50,140 of related expense.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM  8B.  OTHER  INFORMATION.

None.

PART  III

We omitted certain information required by Part III from this Report because we will file our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

There is incorporated in this Item 9, by reference, that portion of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which appears therein under the captions "Election of Director," "Committees of the Board of Directors and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM  10.  EXECUTIVE  COMPENSATION.

There is incorporated in this Item 10, by reference, that portion of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is incorporated in this Item 11, by reference, that portion of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Security Ownership of Certain Beneficial Owners and Management."


                                     Equity Compensation Plan Information

                                                                  Weighted-average      Number of securities
                                      Number of securities to be  exercise price        remaining available for
                                      issued upon exercise of     of outstanding        future issuance under
                                      outstanding options           options             compensation plan
                                      --------------------------  --------------------  -----------------------
Employee Comprehensive Stock
Plan approved by stockholders. . . .                   3,701,767  $               0.63                4,899,444

Non-Employee Director
Plan approved by stockholders. . . .                     533,003  $               1.88                  966,997



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

There  are  no  reportable  relationships  or  transactions.

ITEM  13.  EXHIBITS.

The exhibits listed below are filed as part of or incorporated by reference in this Report.

Exhibit     Description
-------     -----------

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

10.1 Asset Purchase Agreement between the Company and Saro, Inc. dated May 15, 2003 (incorporated by reference to Appendix A in the Registrant's Definitive Proxy Statement, filed June 19, 2003)

10.2 First Amendment to Asset Purchase Agreement dated July 25, 2003 (incorporated by reference to such exhibit in the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2003)

10.3 Standard Office Lease between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (incorporated by reference to such exhibit in the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2003)

10.4 1999 Employee Comprehensive Stock Plan, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed January 26, 2005)

10.5 1999 Non-Employee Director Plan, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed January 26, 2005)

10.6 1999  Employee  Stock  Purchase  Plan  (incorporated  by  reference to such exhibit in the Registrant's Registration Statement on Form S-8, filed February 23, 2000)

10.7 Form of Employment Agreement between the Company and Executive Officers of the Company, dated May 31, 2001 (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1, 2002)

10.8 Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed June 18, 2004)

10.9 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP dated June 6, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed June 18, 2004)

10.10 Placement Agent Agreement between the Company, Clayton Dunning and Co, Inc. and Dutchess Private Equities Fund, LP, dated June 4, 2004 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed July 23, 2004)

10.11 Affiliate Office Agreement between the Company and Network 1 Financial, Inc., dated October 7, 2003 (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed April 28, 2004)

10.12 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 24, 2004 (incorporated by reference to such exhibit in the Registrant's Report on Form 8-K, filed September 2, 2004)

10.13 Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (incorporated by reference to such exhibit in the Registrant's Report on Form 8-K, filed October 6, 2004)

10.14 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated December 10, 2004 (incorporated by reference to such exhibit in the Registrant's Report on Form 8-K, filed December 16, 2004)

16.1 Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (incorporated by reference to such exhibit in the Registrant's Current Report on Form 8-K, filed February 11, 2004)

21.1 Subsidiaries of the Registrant (incorporated by reference to such exhibit in the Registrant's Annual Report on Form 10-K, filed April 1, 2002)

23.1 Consent of Akin Doherty Klein & Feuge, P.C., Independent Auditors (filed herewith)

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith)

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

There is incorporated in this Item 14, by reference, that portion of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which appears under the caption "Fees Paid to the Independent Accountant."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PAYMENT  DATA  SYSTEMS,  INC.

     By:  /s/  Michael  R.  Long
        ------------------------
     Michael  R.  Long
     Chairman  of  the  Board,  Chief  Executive  Officer,  and
     Chief  Financial  Officer
     Date:  March  30,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.


                                   By:  /s/  Michael  R.  Long
                                        ----------------------
                                   Michael  R.  Long
                                   Chairman  of  the  Board,  Chief  Executive
                                   Officer,  and  Chief  Financial  Officer
                                   (principal executive officer and principal financial and accounting officer)


                                    By:  /s/  Louis  A.  Hoch
                                         --------------------
                                    Louis  A.  Hoch
                                    President,  Chief  Operating  Officer,  and
                                    Director


                                    By:  /s/  Peter  G.  Kirby
                                         ---------------------
                                    Peter  G.  Kirby
                                    Director

