Form 10QSB
period 2005-03-31
PAYMENT DATA SYSTEMS INC
filed 2005-05-16
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of May 12, 2005, 29,164,804 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes      No  X
                                                                    ---      ---

                           PAYMENT DATA SYSTEMS, INC.

                                      INDEX


PART  I  -  FINANCIAL  INFORMATION                                          Page
                                                                            ----

Item  1.     Financial  Statements  (Unaudited)

Consolidated  Balance  Sheets  as  of  March  31,  2005
and  December  31,  2004                                                       3

Consolidated  Statements  of  Operations  for  the  three  months
ended  March  31,  2005  and  2004                                             4

Consolidated  Statements  of  Cash  Flows  for  the  three  months
ended  March  31,  2005  and  2004                                             5

Notes  to  Consolidated  Financial  Statements                                 6

Item  2.     Management's  Discussion  and  Analysis or Plan of Operation     10

Item  3.     Controls  and  Procedures                                        15

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               16

Item  2.     Unregistered  Sales  of  Equity  Securities                      17

Item  3.     Defaults  Upon  Senior  Securities                               17

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      17

Item  5.     Other  Information                                               18

Item  6.     Exhibits                                                         18

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                   PAYMENT DATA SYSTEMS, INC.
                                  CONSOLIDATED BALANCE SHEETS





                                                           March 31, 2005    December 31, 2004
                                                          ----------------  -------------------
                                                             (Unaudited)
                                                          ----------------
Assets:
Current assets:
 Cash and cash equivalents                                $       116,765   $          153,966
 Accounts receivable, net                                          75,839               57,788
 Prepaid expenses and other                                        16,953               47,833
                                                          ----------------  -------------------
Total current assets                                              209,557              259,587
Property and equipment, net                                       128,052              132,064
Other assets                                                       23,589               23,589
                                                          ----------------  -------------------
Total assets                                              $       361,198   $          415,240
                                                          ================  ===================

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Accounts payable                                         $       474,175   $          482,788
 Accrued expenses                                                 358,635              392,515
 Deferred compensation payable                                    591,390                    -
 Note payable                                                     229,879              264,165
                                                          ----------------  -------------------
Total current liabilities                                       1,654,079            1,139,468

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares
authorized; 25,202,439 and 23,569,180 issued and
outstanding                                                        25,202               23,569
Additional paid-in capital                                     47,894,982           47,417,898
Deferred compensation                                            (591,390)                   -
Accumulated deficit                                           (48,621,675)         (48,165,695)
                                                          ----------------  -------------------
Total stockholders' equity (deficit)                           (1,292,881)            (724,228)
                                                          ----------------  -------------------
Total liabilities and stockholders' equity (deficit)      $       361,198   $          415,240
                                                          ================  ===================

See notes to interim consolidated financial statements.



                             PAYMENT DATA SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)




                                                         Three Months Ended March 31,
                                                            2005          2004
                                                          -----------   ------------

Revenues                                                  $   242,962   $    55,197

Operating expenses:
Cost of services                                              224,629        63,640
Selling, general and administrative                           411,103       359,819
Depreciation and amortization                                  20,393        27,682
                                                          ------------  ------------
Total operating expenses                                      656,125       451,141
                                                          ------------  ------------

Operating loss                                               (413,163)     (395,944)

Other income (expense), net:
Interest income                                                     2           398
Interest expense                                              (42,065)            -
Other income (expense)                                           (754)       (5,170)
                                                          ------------  ------------
Total other income (expense), net                             (42,817)       (4,772)
                                                          ------------  ------------

Loss from operations before income taxes                     (455,980)     (400,716)
Income taxes                                                        -             -
                                                          ------------  ------------
Net loss                                                  $  (455,980)  $  (400,716)
                                                          ============  ============


Basic and diluted net loss per common share               $     (0.02)  $     (0.02)
Weighted average common shares
 outstanding                                               24,426,962    21,189,477

See notes to interim consolidated financial statements.



                                     PAYMENT DATA SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)




                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              2005          2004
                                                                            ----------   ----------
Operating activities:
Net loss                                                                     $(455,980)  $(400,716)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                  20,393      27,682
 Non-cash issuance of common stock                                             322,024      59,700
 Amortization of debt discount                                                  17,849           -
 Changes in current assets and current liabilities:
 Accounts receivable                                                           (18,051)     15,466
 Prepaid expenses and other                                                     20,880      47,262
 Accounts payable and accrued expenses                                         (47,013)    (11,549)
                                                                            ----------   ----------
Net cash used in operating activities                                         (139,898)   (262,155)

Investing activities:
Purchases of property and equipment                                             (6,381)     (1,079)
                                                                            ----------   ----------
Net cash used in investing activities                                           (6,381)     (1,079)

Financing activities:
Principal payments for notes payable                                           (52,135)          -
Issuance of common stock, net of issuance costs                                161,213       3,345
                                                                            ----------   ----------
Net cash provided by financing activities                                      109,078       3,345
                                                                            ----------   ----------
Change in cash and cash equivalents                                            (37,201)   (259,889)

Cash and cash equivalents, beginning of period                                 153,966     528,119
                                                                            ----------   ----------
Cash and cash equivalents, end of period                                     $ 116,765   $ 268,230
                                                                            ==========   ==========

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. CONSEQUENTLY, THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS LIKELY CONTINGENT ON THE COMPANY RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. The Company is currently aggressively pursuing strategic alternatives (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

                                       Three Months Ended March 31,
                                           2005           2004
                                       -------------   ------------

Net loss, as reported                    $ (455,980)   $ (400,716)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects       (1,315)      (67,755)
                                      -------------   ------------

Pro forma net loss                       $ (457,295)   $ (468,471)
                                      =============   ============
Net loss per common share
- basic and diluted, as reported         $   (0.02)    $    (0.02)

Net loss per common share
- basic and diluted, pro forma           $   (0.02)    $    (0.02)

NOTE  3.  RELATED  PARTY  TRANSACTIONS

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2005. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  4.  NOTE  PAYABLE

On December 10, 2004, the Company entered into a zero-discount promissory note with Dutchess Private Equities Fund, II, LP ("Dutchess"). Pursuant to terms of the promissory note, the Company received $260,000 and promised to pay Dutchess $284,000 with a maturity date of April 10, 2005, which represents an effective annual interest rate of 28%. The Company also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company.

Payments on the promissory note are to be made from the equity line of credit that the Company previously entered into with Dutchess (see Note 5). The Company will pay to Dutchess the lesser of $71,000 or 50% of each put, until the face amount of the promissory note is paid in full. The first payment is due at the closing of the first put 30 days after the issuance of the promissory note and all subsequent payments are due at the closing of every put to Dutchess. The Company issued as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and agreed to do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

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

NOTE  5.  EQUITY  LINE  OF  CREDIT

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the quarter ended March 31, 2005, the Company sold 553,125 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $151,922. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP, the Company is obligated to use a portion of the proceeds from the equity line to pay back the promissory note (see Note 4).

NOTE  6.  ISSUANCE  OF  CAPITAL  STOCK

In January 2005, the Company's Chief Executive Officer and Chief Financial Officer; President and Chief Operating Officer, and all other employees owed unpaid wages elected to receive common stock from the Company in lieu of a total of $179,000 in accumulated unpaid salary. The Company's Board of Directors granted a total of 859,743 shares of common stock in exchange for the unpaid salaries. All shares were issued under the terms of the Company's Employee Comprehensive Stock Plan.

On March 28, 2005, the Company's Board of Directors granted a total of 2,956,950 shares of common stock to employees as a long-term incentive and recorded $591,390 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant. The Company's Board of Directors also granted a total of 50,000 shares of unrestricted common stock under the terms of the Company's Employee Comprehensive Stock Plan to certain employees and recorded $10,000 of compensation expense.

During the three months ended March 31, 2005, the Company issued a total of 205,391 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $59,581 of related expense.

During the three months ended March 31, 2005, the Company issued 15,000 shares of common stock and received cash proceeds of $1,275 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

NOTE  7.  SUBSEQUENT  EVENTS

In April 2005, the Company issued 250,000 shares of common stock and received cash proceeds of $60,000 related to the exercise of stock warrants granted under the terms of a warrant agreement with Kubra Data Transfer, Ltd.

Subsequent to March 31, 2005 and through the date of this report, the Company sold 673,400 shares of its common stock pursuant to the equity line of credit (see Note 5) and received total proceeds, net of issuance costs, of $129,174.

Subsequent to March 31, 2005 and through the date of this report, the Company issued a total of 32,015 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $7,800 of related expense.

On April 22, 2005, the Company's Board of Directors declared a dividend of one right for each outstanding share of common stock. The rights were issued to shareholders of record on April 29, 2005 and will expire on April 29, 2009. Until the rights become exercisable, the rights will trade automatically with the common stock and separate rights certificates will not be issued. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock, whether through open market or private purchases or consummation of a tender or exchange offer, or announces an offer the consummation of which would result in such person or group owning 15% or more of the Company's common stock. When the rights first become exercisable, each right will entitle the holder to purchase one share of common stock for $0.23, subject to adjustment. If the Company is involved in a merger or other business combination after a person or group has acquired 15% or more of its common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's shares having a market value of twice the exercise price of each right. If a person or group acquires 15% or more of the Company's common stock, each right will entitle its holder to purchase a number of additional shares of common stock having a market value of twice the exercise price of each right.

On May 12, 2005, the Company entered into a zero-discount promissory note with Dutchess Private Equities Fund, II, LP ("Dutchess"). Pursuant to terms of the promissory note, the Company received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005, which represents an effective annual interest rate of 33%. The Company will also issue 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The Company used a portion of the proceeds from this note to repay the balance of the note due April 10, 2005 to Dutchess in full, including a penalty of $5,116 for late payment. The Company had previously defaulted on final payment of this promissory note to Dutchess on its maturity date.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2005, we have an accumulated deficit of $48.6 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH,
PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2005, our card merchant processing loss reserve was $9,060. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We did not record any bad debt expense or bad debt write-offs in 2004. At March 31, 2005, the balance of the allowance for doubtful accounts was $3,155. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2004 or during the three months ended March 31, 2005.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2005 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2004, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

RESULTS  OF  OPERATIONS

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com. Revenues for the quarter ended March 31, 2005 increased 340% to $242,962 from $55,197 for the quarter ended
March 31, 2004. The increase from the prior year quarter was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The increase in revenue was also due to an increase in the average number of consumers subscribing to the bills.com payment service and an increase in the monthly fee paid by certain consumers subscribing to the bills.com payment service because these consumers were converted from a per payment pricing plan to a flat monthly fee pricing plan during the second quarter of 2004. The monthly average number of consumers using our online payment service increased to 2,967 in the first quarter of 2005 from 2,092 in the first quarter of 2004.

The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We expect our revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 80% of our total revenues in the three months ended March 31, 2005, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $224,629 and $63,640 for the quarters ended March 31, 2005 and 2004, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $411,103 for the quarter ended March 31, 2005, from $359,819 for the first quarter of 2004. The increase from the prior year quarter is principally due to higher contract labor expenses and legal fees.

Depreciation and amortization decreased to $20,393 for the quarter ended March 31, 2005, as compared to $27,682 for the first quarter of 2004. This decrease was due to lower depreciation related to certain assets that became fully depreciated during 2004. We purchased $6,381 of computer hardware and equipment during the three months ended March 31, 2005 and anticipate making additional capital expenditures of approximately $90,000 over the remaining nine months of 2005.

Net other expense was $42,817 for the quarter ended March 31, 2005, compared to $4,772 for the first quarter of 2004. The increase is primarily attributable to $42,065 of interest expense incurred in 2005 related to our note payable to Dutchess.

Net loss increased to $455,980 for the quarter ended March 31, 2005 from $400,716 for the prior year quarter primarily as a result of the increased selling, general and administrative expenses and interest expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2005, we had $116,765 of cash and cash equivalents, compared to $153,966 of cash and cash equivalents at December 31, 2004. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. CONSEQUENTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON US RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. We are currently aggressively pursuing strategic alternatives.

On December 10, 2004, we entered into a promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, we received $260,000 and promised to pay Dutchess $284,000 with a maturity date of April 10, 2005. The Company also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The Company defaulted on final payment of this promissory note to Dutchess on its maturity date.

On May 12, 2005, we entered into another promissory note with Dutchess. Pursuant to terms of the promissory note, we received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005. We will also issue 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file. A portion of the proceeds from this note were used to repay the balance of the note due on April 10, 2005 to Dutchess in full, including a penalty of $5,116 for late payment.

Payments on the promissory note are to be made from the equity line of credit that we previously entered into with Dutchess. We will make payments to Dutchess in the amount of 50% of each put, until the face amount of the promissory note is paid in full. The payments are due at the closing of every put to Dutchess and the payment amount as a percentage of a put escalates to 75% after the cumulative amount of financing we receive from any source during the term of the note exceeds $250,000. The payment amount as a percentage of a put increases to 80% after the cumulative amount of financing exceeds $600,000 and reaches a maximum of 100% once we have raised over $700,000 in financing. We will issue as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and shall do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

In the event that on the maturity date, there are any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the residual amount by 10% as an initial penalty and 2.5% per month paid as liquated damages. In the event that we default, Dutchess has the right, but not the obligation, to switch the residual amount to a five-year, 10% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the average of the lowest closing bid price during the fifteen trading immediately preceding the convertible maturity date or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible maturity date. If Dutchess chooses to convert the residual amount to a convertible debenture, we shall have twenty business days after notice of the same to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event we do not file such registration statement within twenty business days of Dutchess' request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described above, the residual amount shall increase by $1,000 per day.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. Through March 31, 2005, we have sold a total of 2,012,560 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $473,408. Pursuant to the terms of a promissory note with Dutchess, we are obligated to use a portion of the proceeds from the equity line to pay back the promissory note.

The satisfactory completion of an additional investment, adequate sales of stock under our equity line of credit, or growth of cash flow from operations is essential or we have no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Net cash used in operating activities was $139,898 and $262,155 for the three months ended March 31, 2005 and 2004, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2005.

Net cash used in investing activities was $6,381 and $1,079 for the three months ended March 31, 2005 and 2004, respectively, and reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $90,000 during the remaining nine months of 2005.

Net cash provided by financing activities of $109,078 for the three months ended March 31, 2005 resulted from receiving $161,213 in net proceeds from the issuance of common stock, primarily under our equity line of credit, and making payments of $52,135 under our note payable. Net cash provided by financing activities of $3,345 for the quarter ended March 31, 2004 resulted from the exercise of stock options.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and
(b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at March 31, 2005. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

OFF-BALANCE  SHEET  ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING  STATEMENTS  DISCLAIMER

Except for the historical information contained herein, the matters discussed in our Form 10-QSB include certain forward-looking statements, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2004 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We assume no obligation to update any forward-looking statements, except as required by law.

ITEM  3.     CONTROLS  AND  PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information with respect to the period covered by this report was made known to them. During our fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. We were also trying to accommodate the requests of the named executive officers, who were seeking to preserve their financial liquidity. We believe this action served our purpose of assuring stable management and leadership for our future. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. Each of the officers used the proceeds of their respective margin loans for investment purposes and usual and customary living expenses.

None of the margin loans were recourse with respect to the officers and none of the loan guarantees were recourse with respect to us because at the times the margin loans were made and the funds pledged, the value of the common stock collateralizing the margin loans exceeded the loan amounts. Under the original terms of the arrangement, we charged each of the officers, pro rata, the difference between the rate of return earned by us before the collateralization of the margin loans on the funds that were to be the pledged funds and the rate of return earned on the pledged funds after the collateralization of the margin loans. We offset such amounts due from Mr. Long, Mr. Hoch, and Mr. Millard against their respective salaries from the date the funds were pledged until November of 2002, when we underwent significant downsizing and Mr. Long, Mr. Hoch, and Mr. Millard began deferring their salaries. We offset such amounts due from Mr. Jones against his salary from the date the funds were pledged until the date of his departure in August 2001.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

During the quarter ended March 31, 2005, we sold 553,125 shares of our common stock to Dutchess Private Equities Fund pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $151,922.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

On April 10, 2005, we defaulted on payment of a note payable to Dutchess Private Equities Fund, II, LP in the amount of $194,900, including principal and accrued interest. As of the date of this report, there was no amount in arrearage because we repaid the full balance of the note plus accrued interest and penalties using a portion of the proceeds from a promissory note we entered into with Dutchess dated May 12, 2005.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

On April 22, 2005, our Board of Directors declared a dividend of one Right for each outstanding share of common stock. The dividend is payable to holders of record of common stock at the close of business on April 29, 2005. Each Right entitles the registered holder to purchase shares of Common Stock at a purchase price of $0.23, subject to adjustment. The terms and conditions of the Rights are contained in a Rights Agreement between the Company and American Stock Transfer & Trust Company. Initially the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with the Common Stock.

Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons other than our company, or any of our employee benefit plans or employee stock plans or our subsidiary has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common stock or (ii) the tenth business day following the commencement by any person of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of the outstanding common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of April 29, 2005, by such common stock certificate, together with a copy of the summary of rights.

This summary description of the Rights is not complete and is qualified in its entirety by reference to the Rights Agreement included as exhibit 4.1 to the Form 8-A filed May 5, 2005, and incorporated herein by reference.

ITEM  6.  EXHIBITS

Exhibit
Number     Description
------     -----------

3.1     Articles of Incorporation, as amended (incorporated by reference to such exhibit  in  the  Registrant's Quarterly Report on Form 10-Q, filed November 14,
2003)

3.2 By-laws, as amended (incorporated by reference to such exhibit in the Registrant's Registration Statement on Form SB-2, filed December 29, 1999)

4.1 Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed January 26, 2005, and incorporated herein by reference)

4.2 Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 4.2 to the Form S-8 filed January 26, 2005, and incorporated herein by reference)

4.3 Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8 filed February 23, 2000, and incorporated herein by reference)

4.4 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 6, 2004 (included as exhibit 10.9 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference)

4.5 Rights Agreement between the Company and American Stock Transfer & Trust Company, dated May 2, 2005 (included as exhibit 4.1 to the Form 8-A filed May 5, 2005, and incorporated herein by reference)

10.1 Asset Purchase Agreement between the Company and Saro, Inc. dated May 19, 2003 (included as Appendix A to the Definitive Proxy Statement on Form DEF 14A filed June 19, 2003, and incorporated herein by reference)

10.2 First Amendment to Asset Purchase Agreement between the Company and Saro, Inc. dated July 25, 2003 (included as exhibit 10.2 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference)

10.3 Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference)

10.4 Employment Agreement Form between the Company and Executive Officers, dated May 31, 2001 (included as exhibit 10.4 to the Form 10-K filed April 1,
2002,  and  incorporated  herein  by  reference)

10.5 Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.8 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference)

10.6 Placement Agent Agreement between the Company, Charleston Capital Corporation, and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.10 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference)

10.7 Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference)

10.8 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 24, 2004 (included as exhibit 10.1 to the Form 8-K filed September 2, 2004, and incorporated herein by reference)

10.9 Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference)

10.10 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated December 10, 2004 (included as exhibit 10.1 to the Form 8-K filed December 16, 2004, and incorporated herein by reference)

10.11 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (filed herewith)

21.1 Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed April 1, 2002, and incorporated herein by reference)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PAYMENT  DATA  SYSTEMS,  INC.


Date:  May  16,  2005     By:  /s/  Michael  R.  Long
                               ----------------------
                              Michael  R.  Long
                              Chairman of the Board, Chief Executive Officer and Chief Financial Officer
                              (principal executive officer and principal financial and accounting officer)