Form 10QSB
period 2005-06-30
PAYMENT DATA SYSTEMS INC
filed 2005-08-15
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

               [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                   For the transition period from ____ to ____

                        Commission file number 000-30152


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

As of August 8, 2005, 31,110,577 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X
================================================================================





PAYMENT DATA SYSTEMS, INC.

INDEX

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . .  Page
------------------------------

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2005
and December 31, 2004                                                  3

Consolidated Statements of Operations for the three and six months
ended June 30, 2005 and 2004                                           4

Consolidated Statements of Cash Flows for the six months
ended June 30, 2005 and 2004                                           5

Notes to Consolidated Financial Statements                             6

Item 2 Management's Discussion and Analysis or Plan of Operation      10

Item 3 Controls and Procedures                                        15

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                              16

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds    17

Item 3 Defaults Upon Senior Securities                                17

Item 4 Submission of Matters to a Vote of Security Holders            18

Item 5 Other Information                                              18

Item 6 Exhibits and Reports on Form 8-K                               18


                         PART I - FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS


                           PAYMENT DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30, 2005     December 31, 2004
                                                       (Unaudited)
                                                   ---------------      ---------------
Assets:
Current assets:
 Cash and cash equivalents . . . . . . . . . . .   $      463,162       $      153,966
 Accounts receivable, net. . . . . . . . . . . .           74,207               57,788
 Prepaid expenses and other. . . . . . . . . . .          159,930               47,833
                                                   ---------------      --------------
Total current assets . . . . . . . . . . . . . .          697,299              259,587

Property and equipment, net. . . . . . . . . . .          175,700              132,064
Other assets . . . . . . . . . . . . . . . . . .           23,589               23,589
                                                   ---------------      --------------
Total assets . . . . . . . . . . . . . . . . . .   $      896,588       $      415,240
                                                   ===============      ==============

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .   $      562,367       $      482,788
 Accrued expenses. . . . . . . . . . . . . . . .          397,896              392,515
 Note payable. . . . . . . . . . . . . . . . . .          579,376              264,165
                                                   ---------------      --------------
Total current liabilities. . . . . . . . . . . .        1,539,639            1,139,468

Stockholders' equity (deficit):

 Common stock, $0.001 par value, 200,000,000 shares
  authorized; 30,600,078 and 23,569,180 issued and
  outstanding . . . . . . . . . . . . . . . . . .          30,600               23,569
 Additional paid-in capital . . . . . . . . . . .      48,986,664           47,417,898
 Deferred compensation. . . . . . . . . . . . . .        (542,109)                   -
 Accumulated deficit. . . . . . . . . . . . . . .     (49,118,206)         (48,165,695)
                                                   ---------------      --------------
Total stockholders' equity (deficit)  . . . . . .        (643,051)            (724,228)
                                                   ---------------      --------------
Total liabilities and stockholders' equity (deficit)$     896,588       $      415,240
                                                   ===============      ==============

See  notes  to  interim  consolidated  financial  statements.




                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                  2005        2004                   2005         2004
                                               ----------  ----------             -----------  ----------

Revenues. . . . . . . . . . . . . . . . . . .  $ 314,926   $  64,202              $  557,888   $ 119,399

Operating expenses:
Cost of services. . . . . . . . . . . . . . .    271,211      65,719                 495,840     129,359
Selling, general and administrative . . . . .    449,886     272,884                 860,989     632,703
Depreciation and amortization . . . . . . . .     17,718      25,353                  38,111      53,035
                                               ----------  ----------             -----------  ----------
Total operating expenses. . . . . . . . . . .    738,815     363,956               1,394,940     815,097
                                               ----------  ----------             -----------  ----------

Operating loss. . . . . . . . . . . . . . . .   (423,889)   (299,754)               (837,052)   (695,698)

Other income (expense), net:
Interest income . . . . . . . . . . . . . . .        264         245                     266         643
Interest expense. . . . . . . . . . . . . . .    (68,544)          -                (110,609)          -
Other income (expense). . . . . . . . . . . .     (4,362)     (3,440)                 (5,116)     (8,610)
                                               ----------  ----------             -----------  ----------
Total other income (expense), net . . . . . .    (72,642)     (3,195)               (115,459)     (7,967)
                                               ----------  ----------             -----------  ----------

Loss from operations before income taxes. . .   (496,531)   (302,949)               (952,511)   (703,665)
Income taxes. . . . . . . . . . . . . . . . .          -           -                       -           -
                                               ----------  ----------             -----------  ----------

Net loss. . . . . . . . . . . . . . . . . . .  $(496,531)  $(302,949)             $ (952,511)  $(703,665)
                                               ==========  ==========             ===========  ==========

Basic and diluted net loss per common share:   $   (0.02)  $   (0.01)             $    (0.04)  $   (0.03)
Weighted average common shares outstanding    28,596,016  21,491,884              26,523,006  21,340,681

See  notes  to  interim  consolidated  financial  statements.




                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                                2005        2004
                                                                             ----------  ----------

Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(952,511)  $(703,665)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .     38,111      53,035
 Non-cash issuance of common stock. . . . . . . . . . . . . . . . . . . . .    353,667      69,200
 Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .     49,281           -
 Amortization of debt discount. . . . . . . . . . . . . . . . . . . . . . .     46,086           -
 Changes in current assets and current liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (16,419)     17,027
 Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .     64,903      54,372
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     93,204      62,058
                                                                             ----------  ----------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . .   (323,678)   (447,973)

Investing activities:
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . .    (71,747)     (1,079)
                                                                             ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . .    (71,747)     (1,079)

Financing activities:
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . .    600,000           -
Principal payments for notes payable. . . . . . . . . . . . . . . . . . . .   (330,875)          -
Financing costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (20,000)          -
Issuance of common stock, net of issuance costs . . . . . . . . . . . . . .    455,496       3,345
                                                                             ----------  ----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .    704,621       3,345
                                                                             ----------  ----------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    309,196    (445,707)

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .    153,966     528,119
                                                                             ----------  ----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $ 463,162   $  82,412
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




                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ---------------------------    -------------------------
                                           2005        2004               2005        2004
                                        ----------  ----------         ----------  ----------

Net loss, as reported. . . . . . . . .  $(496,531)  $(302,949)         $(952,511)  $(703,665)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects       (275)    (67,755)            (1,590)   (135,510)
                                        ----------  ----------         ----------  ----------

Pro forma net loss . . . . . . . . . .  $(496,806)  $(370,074)         $(954,101)  $(839,175)
                                        ==========  ==========         ==========  ==========

Net loss per common share
- basic and diluted, as reported . . .  $   (0.02)  $   (0.01)             (0.04)  $   (0.03)

Net loss per common share
- basic and diluted, pro forma . . . .  $   (0.02)  $   (0.02)         $   (0.04)  $   (0.04)


Note  3.  Related  Party  Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2005. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

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

On May 12, 2005, the Company entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, the Company received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005, which represents an effective annual interest rate of 33%. The Company also issued 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The Company used a portion of the proceeds from this note to repay the balance of the note due April 10, 2005 to Dutchess in full, including a penalty of $5,116 for late payment.

Payments on the promissory note are to be made from the equity line of credit that the Company previously entered into with Dutchess (see Note 5). The Company will make payments to Dutchess in the amount of 50% of each put, until the face amount of the promissory note is paid in full. The payments are due at the closing of every put to Dutchess and the payment amount as a percentage of a put escalates to 75% after the cumulative amount of financing we receive from any source during the term of the note exceeds $250,000. The payment amount as a percentage of a put increases to 80% after the cumulative amount of financing exceeds $600,000 and reaches a maximum of 100% once the Company has raised over $700,000 in financing. The Company issued as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and agreed to do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full.

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

Note  5.  Equity  Line  of  Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the six months ended June 30, 2005, the Company sold 1,735,358 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $374,470. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP, the Company is obligated to use a portion of the proceeds from the equity line to pay back the promissory note (see Note 4).

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

During the six months ended June 30, 2005, the Company issued a total of 363,847 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $93,988 of related expense.

During the six months ended June 30, 2005, the Company issued 15,000 shares of common stock and received cash proceeds of $1,275 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

Note  7.  Shareholder  Rights  Plan

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

Note  8.  Subsequent  Events

Subsequent to June 30, 2005 and through the date of this report, the Company sold 534,503 shares of its common stock pursuant to the equity line of credit (see Note 5) and received total proceeds, net of issuance costs, of $92,700.

Subsequent to June 30, 2005 and through the date of this report, the Company issued a total of 52,019 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $10,240 of related expense.

Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve a number of risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements. This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2005, we have an accumulated deficit of $49.1 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2005, our card merchant processing loss reserve was $15,017. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We did not record any bad debt expense or bad debt write-offs in 2004. At June 30, 2005, the balance of the allowance for doubtful accounts was $10,207. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2004 or during the six months ended June 30, 2005.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2005 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2004, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

Results  of  Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com. Revenues for the quarter ended June 30, 2005 increased 391% to $314,926 from $64,202 for the quarter ended June 30, 2004. Revenues for the six months ended June 30, 2005 increased 367% to $557,888 from $119,399 for the six months ended June 30, 2004. The increases from the prior year periods were primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The increase in revenue was also due to an increase in the average number of consumers subscribing to the bills.com payment service and an increase in the monthly fee paid by certain consumers subscribing to the bills.com payment service because these consumers were converted from a per payment pricing plan to a flat monthly fee pricing plan during the second quarter of 2004. The monthly average number of consumers using our online payment service increased to 2,892 and 2,929 in the first quarter and six months of 2005 from 1,986 and 2,039 in the first quarter and six months of 2004, respectively.


The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We expect that revenues generated by our bills.com payment service will decrease as we transition to processing the online payments ourselves during the third quarter of 2005. We had previously been using a third party provider to process the payments, but will now be able to market the service as a private-label application to prospective resellers.
We expect our total revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 85% of our total revenues in the three months ended June 30, 2005, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $271,211 and $65,719 for the quarters ended June 30, 2005 and 2004, respectively, and $495,840 and $129,359 for the six months ended June 30, 2005 and 2004, respectively. The increases from the prior year periods were due primarily to the increases in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $449,886 for the quarter ended June 30, 2005, from $272,884 for the second quarter of 2004. The increase from the prior year quarter was principally due to an increase in consulting expenses related to debt and equity financing efforts of approximately $81,000 and non-cash amortization of deferred compensation of $49,281 related to employee incentive stock grants. Selling, general and administrative expenses for the six months ended June 30, 2005 increased to $860,989 from $632,703 for the six months ended June 30, 2004. The increase from the prior year period was primarily due to the higher consulting expenses and the deferred compensation expense recorded in the second quarter of 2005. In addition, higher contract labor costs in sales and legal fees also contributed to the increase from the prior year period.

Depreciation and amortization decreased to $17,718 for the quarter ended June 30, 2005, as compared to $25,353 for the second quarter of 2004. Depreciation and amortization for the six months ended June 30, 2005 decreased to $38,111 from $53,035 for the six months ended June 30, 2004. These decreases were due to lower depreciation related to certain assets that became fully depreciated during 2004. We capitalized $71,747 of computer hardware and software purchased during the six months ended June 30, 2005 and anticipate making additional capital expenditures of approximately $25,000 over the remaining six months of 2005.

Net other expense was $72,642 for the quarter ended June 30, 2005, compared to $3,195 for the second quarter of 2004. Net other expense was $115,459 for the six months ended June 30, 2005, compared to $7,967 for the six months ended June 30, 2004. The increases were attributable to $73,660 and $115,725 of interest expense and penalties incurred in the quarter and six months ended June 30, 2005, respectively, related to our notes payable to Dutchess.

Net loss increased to $496,531 for the quarter ended June 30, 2005 from $302,949 for the prior year quarter and increased to $952,511 for the six months ended June 30, 2005 from $703,665 for the prior year comparable period. Net loss increased from both the prior year quarter and period primarily as a result of the increases in selling, general and administrative expenses and interest expense as discussed.

Liquidity  and  Capital  Resources

At June 30, 2005, we had $463,162 of cash and cash equivalents, compared to $153,966 of cash and cash equivalents at December 31, 2004. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives.

On May 12, 2005, we entered into a promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, we received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005. We also issued 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file. We used a portion of the proceeds from this note to repay the balance of the note due April 10, 2005 to Dutchess in full, including a penalty of $5,116 for late payment. We had previously defaulted on final payment of this promissory note to Dutchess on its maturity date.

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

In June 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. Through June 30, 2005, we have sold a total of 3,194,793 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $695,956. Pursuant to the terms of a promissory note with Dutchess, we are obligated to use a portion of the proceeds from the equity line to pay back the promissory note.

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

Net cash used in operating activities was $323,678 and $447,973 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2005.

Net cash used in investing activities was $71,747 and $1,079 for the six months ended June 30, 2005 and 2004, respectively, and reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $25,000 during the remaining six months of 2005.

Net cash provided by financing activities of $704,621 for the six months ended June 30, 2005 resulted from receiving $455,496 in net proceeds from the issuance of common stock, primarily under our equity line of credit, and receiving $269,125 in net proceeds under our notes payable. Net cash provided by financing activities of $3,345 for the six months ended June 30, 2004 resulted from the exercise of stock options.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and
(b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at June 30, 2005. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Off-balance  Sheet  Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING  STATEMENTS  DISCLAIMER

Except for the historical information contained herein, the matters discussed in our Form 10-QSB include certain forward-looking statements, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2004 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We assume no obligation to update any forward-looking statements, except as required by law.

Item  3.     CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
There was no change in our internal control over financial reporting that occurred during the second quarter of the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the six months ended June 30, 2005, we sold 1,735,358 shares of our common stock to Dutchess Private Equities Fund pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $374,470.

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

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Annual Meeting of Stockholders held on June 21, 2005, the following matters were adopted by the margins indicated:

1. To elect director Peter G. Kirby to serve until the 2008 Annual Meeting of Stockholders.

     For:                    24,164,782
     Withheld:                   93,564

2. To ratify the appointment of Akin, Doherty, Klein & Fuege, P.C., certified public accountants, as the independent auditors of the Company for the year ending December 31, 2005.

     For:                    24,204,183
     Against:                    29,203
     Abstain:                    24,960

The  following directors continued their term of office subsequent to the Annual
Meeting:  Michael  R.  Long,  Louis  A.  Hoch  and  Peter  G.  Kirby.

Item  5.  OTHER  INFORMATION

Not  Applicable.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

Exhibit
Number     Description
------     -----------

3.1 Articles of Incorporation, as amended (included as exhibit 3.1 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

3.2 By-laws, as amended (included as exhibit 3.2 to the Form SB-2 filed December 29, 1999, and incorporated herein by reference).

4.1 Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed January 26, 2005, and incorporated herein by reference).

4.2 Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 4.2 to the Form S-8 filed January 26, 2005, and incorporated herein by reference).

4.3 Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8 filed February 23, 2000, and incorporated herein by reference).

4.4 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 6, 2004 (included as exhibit 10.9 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

4.5 Rights Agreement between the Company and American Stock Transfer & Trust Company, dated May 2, 2005 (included as exhibit 4.1 to the Form 8-A filed May 5, 2005, and incorporated herein by reference).

10.1 Asset Purchase Agreement between the Company and Saro, Inc., dated May 19, 2003 (included as Appendix A to the Definitive Proxy Statement on Form DEF 14A filed June 19, 2003, and incorporated herein by reference).

10.2 First Amendment to Asset Purchase Agreement between the Company and Saro, Inc., dated July 25, 2003 (included as exhibit 10.2 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.3 Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.4 Employment Agreement Form between the Company and Executive Officers, dated May 31, 2001 (included as exhibit 10.4 to the Form 10-K filed April 1,
2002,  and  incorporated  herein  by  reference).

10.5 Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.8 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.6 Placement Agent Agreement between the Company, Charleston Capital Corporation, and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.10 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.7 Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.8 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 24, 2004 (included as exhibit 10.1 to the Form 8-K filed September 2, 2004, and incorporated herein by reference).

10.9 Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.10 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated December 10, 2004 (included as exhibit 10.1 to the Form 8-K filed December 16, 2004, and incorporated herein by reference).

10.11 Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated May 12, 2005 (included as exhibit 10.11 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

10.12 Corporate Consulting Agreement between the Company and Theodore Smith, dated April 26, 2005 (included as exhibit 10.1 to the Form S-8 filed June 3, 2005, and incorporated herein by reference).

21.1 Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed April 1, 2002, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)     Reports  on  Form  8-K:

On May 5, 2005, the Company filed a report on Form 8-K to disclose that the Company entered into a Common Stock Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PAYMENT  DATA  SYSTEMS,  INC.


Date:  August  15,  2005     By:  /s/  Michael  R.  Long
                                  ----------------------
                                  Michael  R.  Long
                                  Chairman  of  the  Board,
                                  Chief  Executive  Officer  and
                                  Chief  Financial  Officer
                                 (principal  executive  officer  and
                                  principal  financial  and  accounting officer)