Form 10QSB
period 2005-09-30
PAYMENT DATA SYSTEMS INC
filed 2005-11-14
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                            ---     --

As of November 8, 2005, 32,644,561 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X

PAYMENT DATA SYSTEMS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 2005
           and December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . .           3

          Consolidated Statements of Operations for the three and nine months
           ended September 30, 2005 and 2004 . . . . . . . . . . . . . . . . .           4

          Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 . . . . . . . . . . . . . . . . .           5

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .            6

Item 2    Management's Discussion and Analysis or Plan of Operation . . . . .           11

Item 3    Controls and Procedures

PART II - OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .           18

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds . . . .           19

Item 3    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .           20

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . .           20

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .           20


                         PART I - FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS


                           PAYMENT DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      September 30, 2005    December 31, 2004
                                                                                     --------------------  -------------------
                                                                                          (Unaudited)
Assets:
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $           254,190   $          153,966
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                78,994               57,788
 Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .               126,152               47,833
                                                                                     --------------------  -------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               459,336              259,587

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .               173,143              132,064
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                21,868               23,589
                                                                                     --------------------  -------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $           654,347   $          415,240
                                                                                     ====================  ===================

Liabilities and stockholders' equity (deficit):
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $           558,565   $          482,788
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               400,331              392,515
 Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               527,664              264,165
                                                                                     --------------------  -------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,486,560            1,139,468

Stockholders' equity (deficit):


Common stock, $0.001 par value, 200,000,000 shares authorized;
32,313,667 and 23,569,180 issued and outstanding . . . . . . . . . . . . . . . . .                32,313               23,569
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,418,674           47,417,898
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (492,828)                   -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (49,790,372)         (48,165,695)
                                                                                     --------------------  -------------------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . .              (832,213)            (724,228)
                                                                                     --------------------  -------------------
Total liabilities and stockholders' equity (deficit) . . . . . . . . . . . . . . .   $           654,347   $          415,240
                                                                                     ====================  ===================

See  notes  to  interim  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------    --------------------------------
                                                        2005            2004               2005             2004
                                                 ----------------  --------------    ----------------  --------------

Revenues. . . . . . . . . . . . . . . . . . . .  $       318,206   $      69,201     $       876,094   $     188,600

Operating expenses:
  Cost of services. . . . . . . . . . . . . . .          275,242          61,974             771,082         191,333
  Selling, general and administrative . . . . .          429,469         353,352           1,290,458         986,055
  Depreciation and amortization . . . . . . . .           24,583          20,988              62,694          74,023
                                                 ----------------  --------------    ----------------  --------------
Total operating expenses. . . . . . . . . . .            729,294         436,314           2,124,234       1,251,411
                                                 ----------------  --------------    ----------------  --------------

Operating loss. . . . . . . . . . . . . . . .           (411,088)       (367,113)         (1,248,140)     (1,062,811)

Other income (expense), net:
  Interest income . . . . . . . . . . . . . . .              441              57                 707             700
  Interest expense. . . . . . . . . . . . . . .          (59,897)         (9,261)           (125,734)         (9,261)
  Other income (expense). . . . . . . . . . . .         (201,622)        (12,750)           (251,510)        (21,360)
                                                 ----------------  --------------    ----------------  --------------
Total other income (expense), net . . . . . .           (261,078)        (21,954)           (376,537)        (29,921)
                                                 ----------------  --------------    ----------------  --------------

Loss from operations before income taxes. . .           (672,166)       (389,067)         (1,624,677)     (1,092,732)
Income taxes. . . . . . . . . . . . . . . . .                  -               -                   -               -
                                                 ----------------  --------------    ----------------  --------------
Net loss. . . . . . . . . . . . . . . . . . .    $      (672,166)  $    (389,067)    $    (1,624,677)  $  (1,092,732)
                                                 ================  ==============    ================  ==============

Basic and diluted net loss per common share:.    $         (0.02)  $       (0.02)    $         (0.06)  $       (0.05)
Weighted average common shares
 outstanding. . . . . . . . . . . . . . . . .         31,264,161      21,695,525          28,120,758      21,459,825


See  notes  to  interim  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                             ----------------------------------

                                                                                    2005             2004
                                                                             ----------------  ----------------

Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,624,677)  $    (1,092,732)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .           62,694            74,023
 Non-cash issuance of common stock. . . . . . . . . . . . . . . . . . . . .          426,547           120,910
 Non-cash issuance of common stock warrants . . . . . . . . . . . . . . . .          151,309            29,675
 Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .           98,562                 -
 Amortization of debt discount. . . . . . . . . . . . . . . . . . . . . . .           95,374             6,000
 Changes in current assets and current liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (21,206)              951
 Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .           93,506            43,176
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .           89,437           200,444
                                                                             ----------------  ----------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . .         (628,454)         (617,553)

Investing activities:
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . .          (93,773)           (4,598)
Long-term deposits, net . . . . . . . . . . . . . . . . . . . . . . . . . .            6,896             6,693
                                                                             ----------------  ----------------
Net cash provided by (used in) investing activities . . . . . . . . . . . .          (86,877)            2,095

Financing activities:
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . .          600,000           260,000
Principal payments for notes payable. . . . . . . . . . . . . . . . . . . .         (431,875)          (10,571)
Financing costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,000)                -
Issuance of common stock, net of issuance costs . . . . . . . . . . . . . .          667,430            32,787
                                                                             ----------------  ----------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .          815,555           282,216
                                                                             ----------------  ----------------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          100,224          (333,242)

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .          153,966           528,119
                                                                             ----------------  ----------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $       254,190   $       194,877
                                                                             ================  ================

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

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------    --------------------------------
                                                        2005            2004               2005             2004
                                                 ----------------  --------------    ----------------  --------------

Net loss, as reported                            $      (672,166)  $    (389,067)    $    (1,624,677)  $  (1,092,732)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                      (275)         (3,198)             (1,865)       (138,708)
                                                 ----------------  --------------    ----------------  --------------

Pro forma net loss                               $      (672,441)  $    (392,265)    $    (1,626,542)  $  (1,231,440)
                                                 ================  ==============    ================  ==============

Net loss per common share
- basic and diluted, as reported                 $         (0.02)  $       (0.02)    $         (0.06)  $       (0.05)

Net loss per common share
- basic and diluted, pro forma                   $         (0.02)  $       (0.02)    $         (0.06)  $       (0.06)


Note  3.  Related  Party  Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2005. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

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

Note  5.  Equity  Line  of  Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the nine months ended September 30, 2005, the Company sold 3,019,884 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $575,795. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP, the Company is obligated to use a portion of the proceeds from the equity line to pay back the promissory note (see Note 4).

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

During the nine months ended September 30, 2005, the Company issued a total of 792,950 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $164,468 of related expense.

During the nine months ended September 30, 2005, the Company issued 15,000 shares of common stock and received cash proceeds of $1,275 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

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

Note  8.  Subsequent  Events

Subsequent to September 30, 2005 and through the date of this report, the Company sold 160,000 shares of its common stock pursuant to the equity line of credit (see Note 5) and received total proceeds, net of issuance costs, of $21,367.

Subsequent to September 30, 2005 and through the date of this report, the Company issued a total of 170,894 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $24,480 of related expense.

In October 2005, the Company signed a non-binding letter of intent to sell its bills.com domain name and related trademark to Alivio Holdings, LLC and provide related online payment processing services for total consideration of $964,500. The Company plans to continue offering online payment processing services directly to consumers under a new domain name, www.billx.com, as well as through resellers, including Alivio. The Company's existing customer base currently using bills.com for online payment services will be retained and transitioned to the new billx.com domain name.

On November 9, 2005, the Company entered into a settlement agreement with all the plaintiffs named in the stockholder suit filed on July 23, 2005. Under the terms of the settlement, the plaintiffs will dismiss the pending litigation, with prejudice, and release all claims against the Company, its current and former officers and directors, and our former auditors, Ernst & Young, LLP. Additionally, the Company will reset the exercise price of 1,912,400 warrants to purchase our common stock held by the plaintiffs from $1.80 per share to a new exercise price of $0.20 per share. The Company will also extend the expiration date of the warrants from November 27, 2006 to November 27, 2007. The Company recorded a non-cash expense of $151,309 in the quarter ended September 30, 2005 as a result of the modification of the warrant terms. The Company is not paying any other economic consideration to fund this settlement.

Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD-LOOKING  STATEMENTS  DISCLAIMER

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2004 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2005, we have an accumulated deficit of $49.8 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical  Accounting  Policies

General

Management's Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2005, our card merchant processing loss reserve was $22,091. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We did not record any bad debt expense or bad debt write-offs in 2004. At September 30, 2005, the balance of the allowance for doubtful accounts was $12,820. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2004 or during the nine months ended September 30, 2005.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2005 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2004, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

Results  of  Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.bills.com. Revenues for the quarter ended September 30, 2005 increased 360% to $318,206 from $69,201 for the quarter ended September 30, 2004. Revenues for the nine months ended September 30, 2005 increased 365% to $876,094 from $188,600 for the nine months ended September 30, 2004. The increases from the prior year periods were primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume.

The increase in revenue from the nine months ended September 30, 2004 was also due to an increase in the average number of consumers subscribing to the bills.com payment service. The monthly average number of consumers using our online payment service increased to 2,598 in the first nine months of 2005 from 2,035 in the first nine months of 2004. The number of transactions generated by bills.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. Revenues generated by our bills.com payment service for the third quarter of 2005 decreased from the prior year quarter due to a decrease in the average number of consumers subscribing to the bills.com payment service as we transitioned to processing the online payments ourselves during the third quarter of 2005. The monthly average number of consumers using our online payment service decreased to 1,936 in the third quarter of 2005 from 2,026 in the third quarter of 2004. We had previously been using a third party provider to process the payments, but are now able to market the service as a private-label application to prospective resellers.

In October 2005, we signed a non-binding letter of intent to sell our bills.com domain name and trademark to Alivio Holdings, LLC and provide related online payment processing services. We also anticipate signing additional agreements with Alivio to provide merchant processing and other payment services. We expect to continue offering online payment processing services directly to consumers under a new domain name, www.billx.com, as well as through resellers, including Alivio. We will retain our existing customer base currently using bills.com for online payment services and expect to seamlessly transition this current customer base to our new billx.com domain name.

We expect our total revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 89% of our total revenues in the three months ended September 30, 2005, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $275,242 and $61,974 for the quarters ended September 30, 2005 and 2004, respectively, and $771,082 and $191,333 for the nine months ended September 30, 2005 and 2004, respectively. The increases from the prior year periods were due primarily to the increases in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $429,469 for the quarter ended September 30, 2005, from $353,352 for the third quarter of 2004. The increase from the prior year quarter was principally due to non-cash amortization of deferred compensation of $46,731 related to employee incentive stock grants and an increase in other personnel expenses and legal fees. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased to $1,290,458 from $986,055 for the nine months ended September 30, 2004. The increase from the prior year period was primarily due to non-cash deferred compensation expense of $93,462 recorded in the second and third quarters of 2005 and an increase in consulting expenses related to debt and equity financing efforts of approximately $69,000. In addition, higher sales personnel costs and legal fees also contributed to the increase from the prior year period.

Depreciation and amortization increased to $24,583 for the quarter ended September 30, 2005, as compared to $20,988 for the third quarter of 2004. This increase was due to depreciation related to certain asset additions that were put into production during the third quarter of 2005. Depreciation and amortization for the nine months ended September 30, 2005 decreased to $62,694 from $74,023 for the nine months ended September 30, 2004. This decrease was due to lower depreciation related to certain assets that became fully depreciated during 2004. We capitalized $93,773 of computer hardware and software purchased during the nine months ended September 30, 2005 and anticipate making additional capital expenditures of approximately $25,000 over the remaining three months of 2005.

Net other expense was $261,078 for the quarter ended September 30, 2005, compared to $21,954 for the third quarter of 2004. Net other expense was $376,537 for the nine months ended September 30, 2005, compared to $29,921 for the nine months ended September 30, 2004. The increases from the prior year periods were partially attributable to $110,210 and $225,935 of interest expense and financing costs incurred in the quarter and nine months ended September 30, 2005, respectively, related to our notes payable to Dutchess. The increases were also attributable to $151,309 of non-cash expense recorded during the third quarter of 2005 related to the settlement of the shareholder suit. Under the terms of the settlement, we modified the terms of the warrants held by the plaintiffs and gave no other economic consideration.

Net loss increased to $672,166 for the quarter ended September 30, 2005 from $389,067 for the prior year quarter and increased to $1,624,677 for the nine months ended September 30, 2005 from $1,092,732 for the prior year comparable period. Net loss increased from both the prior year quarter and period primarily as a result of the increases in selling, general and administrative expenses and net other expense as discussed.

Liquidity  and  Capital  Resources

At September 30, 2005, we had $254,190 of cash and cash equivalents, compared to $153,966 of cash and cash equivalents at December 31, 2004. We have incurred substantial losses since inception, which has led to a significant decrease in our cash position and a deficit in working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives.

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

Payments on the promissory note are to be made from the equity line of credit that we previously entered into with Dutchess. We will make payments to Dutchess in the amount of 50% of each put, until the face amount of the promissory note is paid in full. The payments are due at the closing of every put to Dutchess and the payment amount as a percentage of a put escalates to 75% after the cumulative amount of financing we receive from any source during the term of the note exceeds $250,000. The payment amount as a percentage of a put increases to 80% after the cumulative amount of financing exceeds $600,000 and reaches a maximum of 100% once we have raised over $700,000 in financing. We will issue as collateral twenty-five put notices to Dutchess for the full amount applicable under the terms of the equity line of credit and shall do so at the maximum frequency allowed under the equity line agreement, until such time as the note is paid in full. As of September 30, 2005, the balance of the note payable due to Dutchess was $527,664.

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

In June 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. Through September 30, 2005, we have sold a total of 4,479,279 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $897,281. Pursuant to the terms of a promissory note with Dutchess, we are obligated to use a portion of the proceeds from the equity line to pay back the promissory note.

In October 2005, we signed a non-binding letter of intent to sell our bills.com domain name and related trademark to Alivio Holdings, LLC and provide related services for total consideration of $964,500. We expect to use a portion of the proceeds received from this sale to pay back the note payable to Dutchess by December 22, 2005.

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

Net cash used in operating activities was $628,454 and $617,553 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity and do not expect to achieve positive cash flow from operations for 2005.

Net cash used in investing activities was $86,877 for the nine months ended September 30, 2005 and primarily reflected capital expenditures for computer hardware and software. Net cash provided by investing activities was $2,095 for the nine months ended September 30, 2004 and reflected the return of $6,693 of a long-term lease deposit, which was partially offset by capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $25,000 during the remaining three months of 2005.

Net cash provided by financing activities of $815,555 for the nine months ended September 30, 2005 resulted from receiving $667,430 in net proceeds from the issuance of common stock, primarily under our equity line of credit, and receiving $168,125 in net proceeds under our notes payable. Net cash provided by financing activities of $282,216 for the nine months ended September 30, 2004 resulted primarily from borrowing $260,000 under a note payable and receiving $32,787 from the issuance of common stock.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones no longer are employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and
(b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at September 30, 2005. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

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

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at September 30, 2005.

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

We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they were under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000.
Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

On July 25, 2003, certain of our stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against us, Ernst & Young, LLP, and certain of our current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to us and the current and former directors named in the suit, the plaintiffs alleged that we, acting through such directors, misstated in our 2000 and 2001 Form 10-Ks our ability to use for operational purposes the funds pledged as security for margin loans of certain of our executive officers, as discussed above. The plaintiffs alleged and sought resulting economic and exemplary damages, rescission, interest, attorneys' fees and court costs.

On November 9, 2005, we entered into a settlement agreement with all the plaintiffs named above. Under the terms of the settlement, the plaintiffs will dismiss the pending litigation, with prejudice, and release all claims against the Company, its current and former officers and directors, and our former auditors, Ernst & Young, LLP. Additionally, we will reset the exercise price of 1,912,400 warrants to purchase our common stock held by the plaintiffs from $1.80 per share to a new exercise price of $0.20 per share. We will also extend the expiration date of the warrants from November 27, 2006, to November 27, 2007. We recorded a non-cash expense of $151,309 in the third quarter of 2005 as a result of the modification of the warrant terms. We are not paying any other economic consideration to fund this settlement. On balance, we believe the terms of this settlement to be fair and equitable to the Company and its shareholders. We will no longer incur significant expenses associated with defense of the litigation and the uncertainly inherent in any litigation is now resolved at a reasonable cost.

Item  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended September 30, 2005, we sold 1,284,486 shares of our common stock to Dutchess Private Equities Fund pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $201,325.

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

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 2005.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PAYMENT  DATA  SYSTEMS,  INC.


Date:  November  14,  2005     By:  /s/  Michael  R.  Long
                                    ----------------------
                                    Michael  R.  Long
                                    Chairman  of  the  Board,
                                    Chief  Executive  Officer  and
                                    Chief  Financial  Officer

                              (principal executive officer and principal financial and accounting officer)

