Form 10KSB
period 2005-12-31
PAYMENT DATA SYSTEMS INC
filed 2006-03-31
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-30152

                           PAYMENT DATA SYSTEMS, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                               98-0190072
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              12500 SAN PEDRO, STE. 120, SAN ANTONIO, TX     78216
             (Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (210) 249-4100

Securities registered under Section 12(b) of the Exchange Act:        NONE.

Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK,
                                                                    PAR VALUE
                                                                   $0.001 PER
                                                                     SHARE.
                                                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes [ ]    No [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,180,753.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 10, 2006: $5,124,221.

State the number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2006: 39,417,088 common shares.

Documents incorporated by reference: Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

Transitional  Small  Business  Disclosure  Format  (Check  One): [ ] Yes  [X] No


                           PAYMENT DATA SYSTEMS, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                                                                         Page

                                     PART I

Item 1.     Description of Business.                                                                                        3
Item 2.     Description of Property.                                                                                        6
Item 3.     Legal Proceedings.                                                                                              7
Item 4.     Submission of Matters to a Vote of Security Holders.                                                            7

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.                                                       8
Item 6.     Management's Discussion and Analysis or Plan of Operation.                                                      9
Item 7.     Financial Statements.                                                                                          16
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.                          31
Item 8A.    Controls and Procedures.                                                                                       31
Item 8B.    Other Information.                                                                                             31

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16 (a) of the Exchange Act.                                                                          32
Item 10.    Executive Compensation.                                                                                        32
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.                32
Item 12.    Certain Relationships and Related Transactions.                                                                32
Item 13.    Exhibits.                                                                                                      32
Item 14.    Principal Accountant Fees and Services.                                                                        33


                     FACTORS THAT MAY AFFECT FUTURE RESULTS


This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 6, Management's Discussion and Analysis, of this Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS.

General

Payment Data Systems, Inc. was founded in July 1998 and is incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse processing and credit and debit card-based processing services. The Automated Clearinghouse Network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and provides for the clearing of electronic payments between participating financial institutions. Our Automated Clearinghouse processing services enable merchants or businesses to both disburse or collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the Automated Clearinghouse network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service for consumers under the domain name www.billx.com, formerly www.bills.com, through which consumers can pay anyone.

We generate revenues by charging fees for the electronic processing of payment transactions and related services. We charge certain merchants for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. We charge other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. We charge consumers that use our billx.com online payment service a flat monthly fee that allows them to make a certain number of payments in a month. We also charge these consumers an additional fee for each payment that exceeds the allowed number of payments in a given month. We operate solely in the United States as a single operating segment.

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

Increased  Electronic  Payment  Acceptance  by  Small  Businesses

Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of electronic payment methods. According to the U.S. Small Business Administration, small businesses generate more than 50% of the nonfarm private gross domestic product in the United States. The lower costs associated with electronic payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept electronic payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking to provide customers with the ability to pay for merchandise and services using electronic payment methods, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

Growth  in  Online  Transactions

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, retail e-commerce sales for 2005 were $86.3 billion, an increase of 25% from $69.2 billion in 2004. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

Products  and  Services

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with processing systems outsourced to third party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of a customer's payment data can be stored in one place to facilitate efficient data retrieval and analysis. We outsource our Automated Clearinghouse transaction processing and card-based transaction processing to third party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

The components of our service offering include all forms of Automated Clearinghouse transaction processing, such as Re-presented Check, which is a consumer non-sufficient funds check that is re-presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate Automated Clearinghouse transactions directly using an online terminal accessible through a web site or we can initiate Automated Clearinghouse transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA and MasterCard networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both Automated Clearinghouse and card processing capabilities and allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In addition to these acquiring services, we are also aggressively developing and marketing prepaid gift cards and personal spending debit cards. In December 2005, we signed an agreement with MetaPayments Systems, a division of MetaBank, a federally chartered bank, to be our issuing bank for select prepaid debit card programs running on the various card associations and debit networks. We also entered into an agreement in February 2006 with Symmetrex, Inc. to provide us with backend card processing services for our debit card processing platform. We are working with MetaPayments to develop a series of competitive celebrity, gift, and personal spending card programs. We have already announced our first celebrity card program, which will involve Carmen Electra, and we also have a private labeled ATM card program currently in development.

We also operate a consumer web site focused on providing bill payment services under the domain name www.billx.com and manage all of the related back-end processing through our own proprietary processing engine. Consumers subscribe to the payment service and are allowed to make a certain number of payments each month for a flat monthly fee and are assessed a separate fee for any additional payments made over the limit. Our online payment processing service seeks to provide consumers with an efficient and secure interface for paying and managing bills via the Internet. We also sell this payment portal service as a private label solution to online financial services providers looking to provide online bill payment capabilities as part of their service offering to consumers. We also offer this service to other debit card issuers, as we are able to utilize the bill payment component of this service for payments made via debit cards, a process for which we have applied for a patent.

Relationships  with  Sponsors  and  Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for Automated Clearinghouse transactions, we must maintain a relationship with an Originating Depository Financial Institution in the Automated Clearinghouse Network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. The third party provider that handles our Automated Clearinghouse processing maintains a relationship with several Originating Depository Financial Institutions on our behalf. Similarly, in order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. We have an agreement with TriSource Solutions, LLC through which their member bank sponsors us for membership in the Visa and MasterCard card associations and settles card transactions for our merchants. This agreement may be terminated by the processor if we materially breach the agreement and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy.

Under our processing agreement with TriSource Solutions, we are financially liable for all fees, chargebacks and losses related to our card processing merchant customers. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from them amounts that have been refunded to the cardholders because the cardholders properly initiated a chargeback transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the cardholder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our chargeback loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

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

Sales  and  Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target profile. We also plan to market and sell our celebrity card programs, such as the Carmen Electra card, directly to consumers, primarily through the Internet. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Nearly all of our customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers are also more likely than not to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service increased to 2,419 in 2005 from 2,190 in 2004.

Our other customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. We provided services to 119 and 51 merchant customers at December 31, 2005 and 2004, respectively. Services provided to Lexicon Marketing and NII Communications accounted for approximately 33% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2005. Services provided to Credit Payment Services, Inc. accounted for approximately 11% and 13% of our total consolidated revenues for the years ended December 31, 2005 and 2004, respectively. Revenue generated by our merchant customers represented approximately 86% of our total revenues in 2005 and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe our merchant business provides us with the best opportunity for revenue growth and will continue to comprise the majority of our business in the future.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Concord EFS, Inc., National Processing, Inc., and Global Payments, Inc., that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

o     quality  of  service;
o     reliability  of  service;
o     ability  to  evaluate,  undertake  and  manage  risk;
o     speed  in  implementing  payment  processes;
o     price  and  other  financial  terms;  and
o     multi-channel  payment  capability.

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

Trademarks

We own federally registered trademarks on the marks Payment Data Systems, Inc. and Payment Data Systems, Inc. and design. We have also secured domain name registrations for billx.com, billxpress.com, billhelp.com, paymentdatasystems.com, paymentdata.org and paymentdata.com. We rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Patent

We have filed the final application for patent protection from the U.S. Patent Office for the technology that will enable the industry's first bill payment capability using a debit card. The debit card technology for which we have filed for patent protection allows a cardholder to use their stored-value debit or ATM card to pay local, national, or international bills with the card from their electronic balance. Because it does not require linkage to a traditional checking or savings account, this new debit technology is unique in that it allows for use by "unbanked" consumers.

EMPLOYEES

As of December 31, 2005, we had 8 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

As of December 31, 2005, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. We recently extended the term of our office lease, which calls for annual rent of $81,126 through October 2009. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2005. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event we seek recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

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

On November 9, 2005, we entered into a settlement agreement with all the plaintiffs named in the suit. Under the terms of the settlement, the plaintiffs dismissed the pending litigation, with prejudice, and released all claims against us, our current and former officers and directors, and our former auditors, Ernst & Young, LLP. Additionally, we reset the exercise price of 1,912,400 warrants to purchase our common stock held by the plaintiffs from $1.80 per share to a new exercise price of $0.20 per share. We also extended the expiration date of the warrants from November 27, 2006, to November 27, 2007. We recorded a non-cash expense of $151,309 in the third quarter of 2005 as a result of the modification of the warrant terms. We are not paying any other economic consideration to fund this settlement. On balance, we believe the terms of this settlement to be fair and equitable to our shareholders and us. We will no longer incur significant expenses associated with defense of the litigation and the uncertainly inherent in any litigation is now resolved at a reasonable cost.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2005.

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

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board:


                High   Low
                -----  -----
    2005
--------------
First Quarter   $0.34  $0.20
Second Quarter  $0.25  $0.19
Third Quarter   $0.22  $0.15
Fourth Quarter  $0.15  $0.08

    2004
--------------
First Quarter   $0.46  $0.15
Second Quarter  $0.43  $0.21
Third Quarter   $0.26  $0.16
Fourth Quarter  $0.34  $0.21

HOLDERS

As of March 10, 2006, 39,417,088 shares of our common stock are issued and outstanding. As of March 10, 2006, there were approximately 4,473 stockholders of record of our common stock.

DIVIDENDS

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:


                                                           Weighted-average   Number of securities
                               Number of securities to be   exercise price   remaining available for
                                 issued upon exercise of    of outstanding    future issuance under
                                   outstanding options          options         compensation plan
                               --------------------------  ----------------  -----------------------
Employee Comprehensive Stock
Plan approved by stockholders          4,658,167                $ 0.50               1,353,959

Non-Employee Director
Plan approved by stockholders            858,003                $ 1.20               1,160,000

UNREGISTERED  SALES  OF  EQUITY  SECURITIES

During the quarter ended December 31, 2005, we sold 160,000 shares of our common stock to Dutchess Private Equities Fund, LP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $21,367.

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

OVERVIEW

We provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network, and continue to operate an Internet electronic payment processing service for consumers under the domain name www.billx.com. Since inception, we have incurred operating losses each quarter, and as of December
31, 2005, we have an accumulated deficit of $49.4 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2005, the balance of our card merchant processing loss reserve was $33,552.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We charged bad debt expense of $10,000 and recorded bad debt write-offs of $936 against our allowance for doubtful accounts in 2005. We did not charge any bad debt expense or bad debt write-offs in 2004. At December 31, 2005 and 2004, the balance of the allowance for doubtful accounts was $12,219 and $3,155, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When we determine that the carrying value of long-lived and intangible assets may not be recoverable, we measure impairment as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2005 or 2004.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by us. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2005 will be fully realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2005, we have available net operating loss carryforwards of approximately $37.0 million, which expire beginning in the year 2020.

RESULTS  OF  OPERATIONS

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com. Total revenues for 2005 increased 230% to $1,180,753 from $357,566 for 2004. The increase from the prior year was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. Revenues also increased form the prior year due to an increase in the average number of consumers subscribing to the billx.com payment service. The monthly average number of consumers using our online payment service increased to 2,419 in 2005 from 2,190 in 2004. The number of transactions generated by billx.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. We transitioned to processing the online payments ourselves during the third quarter of 2005, and are now able to market the service as a private-label application to prospective resellers.

We expect our revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 86% of our total revenues for the year ended December 31, 2005, and we believe this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe our merchant business provides us with the best opportunity for revenue growth and revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $1,038,346 and $327,474 for 2005 and 2004, respectively. The increase from the prior year is due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $1,696,015 in 2005 from $1,374,779 for 2004. The increase from the prior year was primarily due to non-cash deferred compensation expense of $140,193 recorded in 2005 and an increase of approximately $94,000 in legal fees.

Depreciation and amortization was $86,374 and $95,190 for 2005 and 2004, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2005. We purchased $107,000 of computer equipment and software during 2005 and do not anticipate making significant capital expenditures in 2006.

Net other income was $444,292 in 2005 compared to net other expense of $74,654 in 2004. The change from 2004 to 2005 is primarily attributable to a gain of $911,350 on the sale of our bills.com domain name and trademark to Alivio Holdings, LLC in December 2005. We retained our existing customer base that had been using bills.com for online payment processing services and transitioned it to a new domain name, www.billx.com, and continue to offer such services directly to consumers as well as through resellers, including Alivio.

Net loss improved to $1,195,690 in 2005 from $1,514,531 in 2004, as a result of the items discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2005, we had $378,098 of cash and cash equivalents, compared to $153,966 of cash and cash equivalents at December 31, 2004. We have incurred substantial losses since inception and believe our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. CONSEQUENTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON US RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. We are currently aggressively pursuing strategic alternatives.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. We filed a registration statement registering the resale of the shares of our common stock to be issued to Dutchess, which became effective on August 13, 2004. During the years ended December 31, 2005 and 2004, we sold 3,179,844 and 1,459,435 shares of its common stock, respectively, pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $597,162 and $321,485, respectively.

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

On May 12, 2005, we entered into another promissory with Dutchess. Pursuant to terms of the promissory note, we received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005. We also issued 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file. We used a portion of the proceeds from this note to repay the balance of the note due April 10, 2005 to Dutchess in full, including a penalty of $5,116 for late payment. We repaid the note due December 22, 2005 to Dutchess in full on the maturity date.

Net cash used in operating activities was $891,786 and $940,859 for 2005 and 2004, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to continue focusing on expending our resources prudently given our current state of liquidity.

Net cash provided by investing activities was $849,986 for 2005 and primarily reflected proceeds of $950,000 from the sale of our bills.com domain name in December 2005 partially offset by $106,910 of capital expenditures for computer hardware and software. Net cash provided by investing activities was $2,095 in 2004 and reflected the return of $6,693 of deposits that had been used to secure the lease for our corporate office offset by capital expenditures of $4,598 for computer equipment. We do not anticipate making significant capital expenditures during 2006.

Net cash provided by financing activities of $265,932 for 2005 resulted primarily from proceeds, net of issuance costs, of $689,932 from the issuance of common stock offset by $404,000 of net repayments of borrowings under short-term promissory notes. Net cash provided by financing activities of $564,611 for 2004 resulted primarily from proceeds, net of issuance costs, of $328,611 from the issuance of common stock as well as $236,000 of net borrowings under short-term notes.

The satisfactory completion of an additional investment or growth of cash flow from operations is essential as we have no other alternative that will provide sufficient cash flows to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

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

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2005, our accumulated deficit was $49.4 million.

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

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third party processing provider, TriSource Solutions, LLC, or our bank sponsor, DuTrac Community Credit Union, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. Also, our contract with these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we are unable to obtain another provider or sponsor at similar costs. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

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

The market for our common stock is highly volatile. In 2005, our closing stock price fluctuated between $0.08 and $0.34. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our investment agreement with Dutchess Private Equities Fund.

The sale of shares pursuant to our Investment Agreement with Dutchess Private Equities Fund may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess Private Equities Fund to draw down on the full equity line with Dutchess Private Equities Fund. If our stock price decreases, then our existing stockholders would experience greater dilution. As of December 31, 2005, we had issued 4,639,279 shares to Dutchess under our Investment Agreement. At a stock price of $0.25 or less, we would have to issue all of the remaining 35,360,721 shares currently registered in order to draw down on the full equity line.

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

Our Board of Directors is classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for our company. We have also instituted a shareholders rights plan that serves to help prevent a hostile takeover of our company.




ITEM 7. FINANCIAL STATEMENTS.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                        17

Consolidated Balance Sheets as of December 31, 2005 and 2004                                   18

Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004                                                                   19

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 2005 and 2004                                                                   20

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005 and 2004                                                                   21

Notes to Consolidated Financial Statements                                                     22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The  Board  of  Directors  and  Stockholders
Payment  Data  Systems,  Inc.  and  Subsidiaries
San  Antonio,  Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as "the Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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



/s/  Akin,  Doherty,  Klein  &  Feuge,  P.C.
AKIN,  DOHERTY,  KLEIN  &  FEUGE,  P.C.
San  Antonio,  Texas

February  17,  2006,  except  for  Note  15,
  to  which  the  date  is  March  10,  2006


                           PAYMENT DATA SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,                 December 31,
                                                                     2005                         2004
                                                                -------------                -------------
Assets:
Cash and cash equivalents                                       $    378,098                 $    153,966
Accounts receivable, net                                              59,558                       57,788
Prepaid expenses and other                                            51,962                       47,833
                                                                -------------                -------------
Total current assets                                                 489,618                      259,587


Property and equipment, net                                          162,600                      132,064
Other assets                                                          20,833                       23,589
                                                                -------------                -------------
Total assets                                                    $    673,051                 $    415,240
                                                                =============                =============


Liabilities and stockholders' equity (deficit):
Current liabilities:
  Accounts payable                                              $    524,520                 $    482,788
  Accrued expenses                                                   776,595                      364,953
  Deferred revenue                                                    44,038                       27,562
  Short-term borrowings                                                    -                      264,165
                                                                -------------                -------------
Total current liabilities                                          1,345,153                    1,139,468

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized;
  32,827,056 and 23,569,180 issued and outstanding                    32,827                       23,569
Additional paid-in capital                                        49,486,143                   47,417,898
Deferred compensation                                               (829,687)                           -
Accumulated deficit                                              (49,361,385)                 (48,165,695)
                                                                -------------                -------------
Total stockholders' equity (deficit)                                (672,102)                    (724,228)
                                                                -------------                -------------
Total liabilities and stockholders' equity (deficit)            $    673,051                 $    415,240
                                                                =============                =============

See  notes  to  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended      Year ended
                                                 December 31,    December 31,
                                                     2005            2004
                                                --------------  --------------
Revenues                                        $   1,180,753   $     357,566

Operating expenses:
  Cost of services                                  1,038,346         327,474
  Selling, general and administrative               1,696,015       1,374,779
  Depreciation and amortization                        86,374          95,190
                                                --------------  --------------
Total operating expenses                            2,820,735       1,797,443
                                                --------------  --------------
Operating loss                                     (1,639,982)     (1,439,877)

Other income (expense):
  Interest income                                         950             712
  Interest expense                                   (171,330)        (46,111)
  Other income (expense)                              614,672         (29,255)
                                                --------------  --------------
Total other income (expense)                          444,292         (74,654)
                                                --------------  --------------

Loss from operations before income taxes           (1,195,690)     (1,514,531)
Income taxes                                                -               -
                                                --------------  --------------
Net loss                                        $  (1,195,690)  $  (1,514,531)
                                                ==============  ==============

Net loss per common share - basic and diluted   $       (0.04)  $       (0.07)
Weighted average common shares
 outstanding - basic and diluted                   29,254,629      21,813,979

See  notes  to  consolidated  financial  statements.


                           PAYMENT DATA SYSTEMS, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                            Total
                                                         Common Stock          Additional                              Stockholders'
                                                  --------------------------   Paid - In      Deferred     Accumulated      Equity
                                                     Shares        Amount       Capital     Compensation     Deficit      (Deficit)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003                       20,987,956   $    20,988   $46,842,908   $         -  $(46,651,164)  $   212,732

Issuance of common stock-equity line of credit      1,459,435         1,459       320,026             -             -       321,485
Issuance of common stock-other                      1,070,789         1,071       218,215             -             -       219,286
Exercise of stock options                              51,000            51         7,074             -             -         7,125
Issuance of common stock warrants                           -             -        29,675             -             -        29,675
Net loss for the year                                       -             -             -             -    (1,514,531)   (1,514,531)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004                       23,569,180        23,569    47,417,898             -   (48,165,695)     (724,228)

Issuance of common stock-equity line of credit      3,179,844         3,181       625,476             -             -       628,657
Issuance of common stock-other                      5,813,032         5,812     1,230,450             -             -     1,236,262
Exercise of stock options                              15,000            15         1,260             -             -         1,275
Exercise of stock warrants                            250,000           250        59,750             -             -        60,000
Modification of common stock warrants                       -             -       151,309             -             -       151,309
Deferred compensation                                       -             -             -      (829,687)            -      (829,687)
Net loss for the year                                       -             -             -             -    (1,195,690)   (1,195,690)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2005                       32,827,056   $    32,827   $49,486,143   $  (829,687) $(49,361,385)  $  (672,102)
                                                  ============  ============  ============  ============  ============  ============

See  notes  to  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        2005           2004
                                                    ------------  ------------
Operating activities:
Net loss                                            $(1,195,690)  $(1,514,531)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Bad debts                                                10,000             -
Depreciation                                             86,374        87,690
Amortization                                                  -         7,500
Gain on disposition of assets                          (911,350)            -
Deferred compensation                                   147,843             -
Non-cash issuance of common stock                       484,548       215,710
Non-cash issuance of common stock warrants              151,309        29,675
Amortization of debt discount                           139,835        28,165
Changes in current assets and current liabilities:
  Accounts receivable                                   (11,770)      (14,095)
  Prepaid expenses and other                            168,731        65,817
  Accounts payable and accrued expenses                  21,908       125,648
  Deferred revenue                                       16,476        27,562
                                                    ------------  ------------
Net cash used in operating activities                  (891,786)     (940,859)

Investing activities:
Purchases of property and equipment                    (106,910)       (4,598)
Proceeds from sale of assets                            950,000             -
Long-term deposits, net                                   6,896         6,693
                                                    ------------  ------------
Net cash provided by investing activities               849,986         2,095

Financing activities:
Proceeds from notes payable                             600,000       520,000
Principal payments for notes payable                 (1,004,000)     (284,000)
Financing costs, net                                    (20,000)            -
Issuance of common stock, net of issuance costs         689,932       328,611
                                                    ------------  ------------
Net cash provided by financing activities               265,932       564,611
                                                    ------------  ------------

Change in cash and cash equivalents                     224,132      (374,153)
Cash and cash equivalents, beginning of year            153,966       528,119
                                                    ------------  ------------
Cash and cash equivalents, end of year              $   378,098   $   153,966
                                                    ============  ============

Supplemental information:
  Cash paid for interest                            $   144,000   $    24,000
  Cash paid for federal income taxes                          -             -


See  notes  to  consolidated  financial  statements.

                          PAYMENT  DATA  SYSTEMS,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE  1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going  Concern

The Company has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (See Note 2). The satisfactory completion of an additional investment in the Company or growth of cash flow from operations is essential as the Company has no other alternative that will provide sufficient funds to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Description  of  Business

Payment Data Systems, Inc. and its subsidiaries (collectively referred to as "the Company"), provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the automated clearinghouse ("ACH") network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com.

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

Accounts  Receivable

Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $12,219 and $3,155 at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Concentration  of  Credit  Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, investments and accounts receivable. The Company is exposed to credit risk on its cash, cash equivalents and investments in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. Trade receivables potentially subject the Company to concentrations of credit risk. The Company's customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company recorded bad debt expense of $10,000 and recorded bad debt write-offs of $936 to its allowance for doubtful accounts in 2005. No bad debt expense or bad debt write-offs were recorded in 2004. For the year ended December 31, 2005, 51% of total revenues were from sales to three customers. For the year ended December 31, 2004, 13% of total revenues were from sales to a single customer.

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

Advertising  Costs

The cost of advertising is expensed as incurred. The Company incurred $4,291 in advertising costs in 2005 and did not incur any advertising costs in 2004.

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

                                                        2005          2004
                                                    ------------  ------------

Net loss, as reported                               $(1,195,690)  $(1,514,531)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                  (89,332)     (141,751)
                                                    ------------  ------------

Pro forma net loss                                  $(1,285,022)  $(1,656,282)
                                                    ============  ============

Net loss per common share:
Basic and diluted, as reported                      $     (0.04)  $     (0.07)

Basic and diluted, pro forma                        $     (0.04)  $     (0.08)

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

Recent  Accounting  Pronouncements

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. We will adopt this statement as of January 1, 2006, and do not expect it to have a material impact on the Company's results of operations or financial position.

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

On  December  29,  2005,  the  Company's  Board  of Directors granted a total of
4,439,024 shares of common stock to employees as a long-term incentive and recorded $364,000 of deferred compensation. The common stock is restricted and vests in ten years on the anniversary date of the grant. The Company's Board of Directors also granted a total of 270,000 shares to independent contractors as a long-term incentive and recorded $22,140 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. On August 11, 2004, the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the shares to be issued under the equity line of credit with Dutchess Private Equities Fund, LP. The Securities and Exchange Commission declared this amended registration statement to be effective on August 13, 2004. During the years ended December 31, 2005 and 2004, the Company sold 3,179,844 and 1,459,435 shares of its common stock, respectively, pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $597,162 and $321,485, respectively.

During the years ended December 31, 2005 and 2004, the Company issued a total of 1,146,339 and 943,564 shares of common stock, respectively, under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $209,948 and $202,960 of related expense, respectively. During the year ended December 31, 2005, the Company issued 300,000 shares of common stock to an independent contractor performing services for the Company. Such shares were issued pursuant to registration on Form S-8 of the Securities and Exchange Act of 1933, as amended. The Company recorded $64,500 of expense related to the issuance of this stock in 2005. In February 2004, the Company also issued 55,000 shares of common stock under the terms of its Comprehensive Employee Stock Plan to a former employee for services provided while employed by the Company in 2003.

In April 2005, the Company issued 250,000 shares of common stock and received cash proceeds of $60,000 related to the exercise of stock warrants granted under the terms of a warrant agreement with Kubra Data Transfer, Ltd. During the years ended December 31, 2005 and 2004, the Company issued 15,000 and 51,000 shares of common stock, respectively, and received cash proceeds of $1,275 and $7,125, respectively, related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

During the year ended December 31, 2004, the Company issued 72,225 shares of common stock to certain independent contractors performing services for the Company. Such shares were issued pursuant to Section 506 of Regulation D of the Securities and Exchange Act of 1933, as amended. The Company recorded $11,375 of expense related to the issuance of this stock in 2005 and 2004, respectively. The average closing price was used to value the stock given as consideration because the related independent contractor agreements called for the contractors to earn a certain number of shares of common stock for each month (prorated for any partial month) spent working on behalf of the Company with no specified term. In effect, the contractors earned the same fixed number of shares for each day that they worked for the Company so the performance commitment was met by the contractors on a daily basis and valued as such in accordance with the measurement date guidance provided by EITF 96-18.

NOTE  3.  PROPERTY  AND  EQUIPMENT

The  following  is  a  summary  of  property  and  equipment  at  December  31:




                                                    2005        2004
                                                 ----------  ----------

Furniture and fixtures                           $ 175,856   $ 175,856
Equipment                                          453,953     428,420
Software                                           265,780     175,819
Leasehold improvements                               9,850       8,434
                                                 ----------  ----------
                                                   905,439     788,529
Less: accumulated depreciation and amortization   (742,839)   (656,465)
                                                 ----------  ----------
Total property and equipment, net                $ 162,600   $ 132,064
                                                 ==========  ==========

NOTE  4.  SALE  OF  INTANGIBLE  ASSETS

In December 2005, the Company sold its bills.com domain name and related trademark to Alivio Holdings, LLC for cash consideration of $950,000 and realized a gain of $911,350 on the sale. The Company plans to continue offering online payment processing services directly to consumers under a new domain name, www.billx.com, as well as through resellers, including Alivio. The Company's existing customer base using bills.com for online payment services was retained and transitioned to the new billx.com domain name.

NOTE  5.  ACCRUED  EXPENSES

Accrued  expenses  consist  of  the  following  balances:




                           December 31,   December 31,
                                2005           2004
                           -------------  -------------
Accrued salaries           $     600,548  $     289,709
Accrued taxes                     26,773         12,266
Accrued professional fees         39,140         32,875
Other accrued expenses           110,134         30,103
                           -------------  -------------
Total                      $     776,595  $     364,953
                           =============  =============

NOTE  6.  OPERATING  LEASES

The Company has a lease expiring in October 2009 for approximately 4,500 square feet that serves as the Company's headquarters. Additionally, the Company leases office equipment under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2005 and 2004 was $86,000 and $85,000, respectively. Future minimum lease payments required under operating leases are as follows.




Year ending December 31,
2006                          $ 81,126
2007                            81,126
2008                            81,126
2009                            67,605
                              --------

Total minimum lease payments  $310,983
                              ========

NOTE  7.  DEBT

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

On December 10, 2004, the Company entered into another zero-discount promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, the Company received $260,000 and promised to pay Dutchess $284,000 with a maturity date of April 10, 2005, which represents an effective annual interest rate of 28%. The Company also issued 75,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The balance of this note was $264,165 at December 31, 2004, and the Company repaid this note in full in May 2005.

On May 12, 2005, the Company entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, the Company received $600,000 and promised to pay Dutchess $720,000 with a maturity date of December 22, 2005, which represents an effective annual interest rate of 33%. The Company also issued 500,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The Company repaid this note in full on the maturity date.

NOTE  8.  RELATED  PARTY  TRANSACTIONS  AND  GUARANTEES

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2005. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of the change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000.
Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  9.  INCOME  TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                         2005           2004
                                    -------------  -------------
Deferred Tax Assets:
----------------------------------
Warrant expense                     $  3,228,527   $  3,177,082
Loss on related party guarantees         434,567        434,567
Net operating loss carryforwards      12,586,135     12,266,021
Other items                               94,720         77,419
                                    -------------  -------------
                                      16,343,949     15,955,089
Valuation allowance                  (16,319,367)   (15,914,425)
                                    -------------  -------------
Total Deferred Tax Asset                  24,582         40,664


Deferred Tax Liabilities:
----------------------------------
Depreciation and other items              24,582         40,664
                                    -------------  -------------
Net Deferred Tax Asset (Liability)  $          -   $          -
                                    =============  =============

For the period from inception (July 30, 1998) through December 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $37.0 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                           2005        2004
                                        ----------  ----------
Tax (benefit) at statutory rate -- 34%  $(406,535)  $(514,941)

Change in valuation allowance             404,942     514,356
Permanent and other differences             1,593         585
                                        ----------  ----------
Income tax expense                      $       -   $       -
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

Option  activity  under  the  Employee  Plan  and  Director  Plan is as follows:


                                                    Weighted Average
                                Number of Shares     Exercise Price
                                -----------------  -----------------
Outstanding, December 31, 2003         4,551,770   $           0.78
   Granted                                30,000               0.20
   Canceled                             (296,000)              0.86
   Exercised                             (51,000)              0.14
                                -----------------
Outstanding, December 31, 2004         4,234,770               0.78
   Granted                             1,575,000               0.08
   Canceled                             (278,600)              0.32
   Exercised                             (15,000)              0.09
                                -----------------
Outstanding, December 31, 2005         5,516,170   $           0.61
                                =================

There was an aggregate of 2,513,959 and 5,866,441 options to purchase the Company's common stock available for future grants under the Employee and Director Plans at December 31, 2005 and 2004, respectively. Exercisable stock options amounted to 5,496,170 at a weighted average price of $0.61 and 4,079,770 at a weighted average price of $0.81 at December 31, 2005 and 2004, respectively.

Summarized information about stock options outstanding at December 31, 2005 is as follows:


                                                               Options Outstanding                   Options Exercisable
                                                --------------------------------------------  ------------------------------------
                                                    Weighted Average        Weighted Average                     Weighted Average
Range of Exercise Prices   Options Outstanding  Remaining Contractual Life    Exercise Price  Number of Options   Exercise Price
------------------------   -------------------  --------------------------  ----------------  -----------------  -----------------
$0.08 - $0.14                       3,230,000             8.9 years         $          0.11          3,230,000   $           0.11
$0.18 - $0.26                         874,500             7.1 years         $          0.18            854,500   $           0.18
$0.86 - $0.88                         662,668             5.8 years         $          0.86            662,668   $           0.86
$1.88 - $2.07                         334,001             5.0 years         $          2.06            334,001   $           2.06
$2.81 - $11.25                        415,001             3.2 years         $          3.85            415,001   $           3.85
------------------------   -------------------                                                -----------------
                                    5,516,170             7.6 years         $          0.61          5,496,170   $           0.61
                           ===================                                                =================

The weighted average fair value of stock options at date of grant was $0.06 and $0.13 per option for options granted during fiscal years 2005 and 2004, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:


                         2005   2004
                         -----  -----

Dividend yield           None   None
Expected volatility       135%   143%
Risk-free interest rate  4.38%  2.50%
Expected life            2.00   2.00

Employee  Stock  Purchase  Plan

The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company's common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2005. There were no shares issued under the ESPP in 2005 or 2004.

401(k)  Plan

The  Company  has  a  defined  contribution plan (the "401(k) Plan") pursuant to
Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during 2005 or 2004.

NOTE  11.  STOCK  WARRANTS

On September 30, 2004, the Company signed a performance-based warrant agreement with Kubra Data Transfer, Ltd., a provider of enterprise information solutions servicing Electronic Bill Presentment and Payment customers, as consideration for entering into a customer referral agreement with the Company for a three-year term. Under the terms of the referral agreement, the Company will become Kubra's preferred provider of credit and debit card payment processing. The incentive warrant agreement provides for both an initial vested warrant for 250,000 shares of restricted common stock at $0.24 per share (see Note 2) and contingent warrants to be earned based on the achievement of annual or quarterly goals for delivery of gross revenue to the Company through the referral or transfer of profitable payment processing customers. The contingent warrants will also be for restricted common stock and will be priced at 120% of the market price for the common stock when earned.

At December 31, 2005, the outstanding vested warrants to purchase common stock were as follows:




Shares of Common Stock  Exercise Price   Expiration Date
----------------------  ---------------  ---------------
            2,179,121   $         11.38       06/02/2010
               87,600              1.80       11/27/2006
            1,912,400              0.20       11/27/2007
          ------------
           4,179,121
          ============

NOTE  12.  SHAREHOLDER  RIGHTS  PLAN

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

NOTE  13.  COMMON  STOCK  LISTING

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

NOTE  14.  LEGAL  PROCEEDINGS

On July 25, 2003, certain of our stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against us, Ernst & Young, LLP, and certain of our current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to us and the current and former directors named in the suit, the plaintiffs alleged that we, acting through such directors, misstated in our 2000 and 2001 Form 10-Ks our ability to use for operational purposes the funds pledged as security for margin loans of certain of our executive officers, as discussed above in Note 8. The plaintiffs alleged and sought resulting economic and exemplary damages, rescission, interest, attorneys' fees and costs of court.

On November 9, 2005, the Company entered into a settlement agreement with all the plaintiffs named in the suit. Under the terms of the settlement, the plaintiffs dismissed the pending litigation, with prejudice, and released all claims against the Company, its current and former officers and directors, and our former auditors, Ernst & Young, LLP. Additionally, the Company reset the exercise price of 1,912,400 warrants to purchase our common stock held by the plaintiffs from $1.80 per share to a new exercise price of $0.20 per share. The Company also extended the expiration date of the warrants from November 27, 2006 to November 27, 2007. The Company recorded a non-cash expense of $151,309 in the quarter ended September 30, 2005 as a result of the modification of the warrant terms. The Company is not paying any other economic consideration to fund this settlement.

NOTE  15.  SUBSEQUENT  EVENTS

Subsequent to December 31, 2005 and through March 10, 2006, the Company sold 1,298,460 shares of unregistered common stock to Dutchess Private Equities Fund, LP pursuant to the equity line of credit (see Note 2) and received total proceeds, net of issuance costs, of $171,735.

Subsequent to December 31, 2005 and through March 10, 2006, the Company issued a total of 582,548 shares of common stock under the terms of its Employee
Comprehensive Stock Plan to independent contractors providing consulting services to the Company for which it recorded $76,875 of related expense.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the individual serving as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM  8B.  OTHER  INFORMATION.

None.

                                    PART III

We omitted certain information required by Part III from this Report because we will file our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

There is incorporated in this Item 9, by reference, that portion of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which appears therein under the captions "Election of Director," "Committees of the Board of Directors and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003. We will provide a copy of our code of ethics to any person without charge, upon request. Requests should be addressed to: Payment Data Systems, Inc., Attn: Investor Relations Department, 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

ITEM  10.  EXECUTIVE  COMPENSATION.

There is incorporated in this Item 10, by reference, that portion of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which appears under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is incorporated in this Item 11, by reference, that portion of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which appears under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

There  are  no  reportable  relationships  or  transactions.

ITEM  13.  EXHIBITS.

The exhibits listed below are filed as part of or incorporated by reference in this Report.

Exhibit     Description
-------     -----------

3.1  Amended  and  Restated  Articles  of  Incorporation.

3.2  Amended  and  Restated  By-laws.

4.1 Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 10.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.2  Amended  and  Restated 1999 Non-Employee Director Plan (included as exhibit
     10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

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

10.3 Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

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

10.13 Trademark and Domain Name Purchase Agreement between the Company and Alivio Holdings, LLC, dated November 14, 2005 (included as exhibit 10.1 to the Form 8-K filed November 17, 2005, and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1 Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16.1 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1 Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed April 1, 2002, and incorporated herein by reference).

23.1 Consent  of  Akin  Doherty  Klein  & Feuge, P.C., Independent Auditors.

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

There is incorporated in this Item 14, by reference, that portion of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which appears under the caption "Fees Paid to the Independent Accountant."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PAYMENT  DATA  SYSTEMS,  INC.

     By:  /s/  Michael  R.  Long
          ----------------------
     Michael  R.  Long
     Chairman  of  the  Board,  Chief  Executive  Officer,  and
     Chief  Financial  Officer

Date:  March  31,  2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.


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