Form 10QSB
period 2006-03-31
PAYMENT DATA SYSTEMS INC
filed 2006-05-15
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

As of May 1, 2006, 41,702,937 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X

================================================================================

                           PAYMENT DATA SYSTEMS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 2006
            and December 31, 2005                                           3

            Consolidated Statements of Operations for the three months
            ended March 31, 2006 and 2005                                   4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2006 and 2005                                   5

            Notes to Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis or Plan of Operation       9

Item 3.     Controls and Procedures                                        13

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    14

Item 3.     Defaults Upon Senior Securities                                15

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           PAYMENT DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                              March 31, 2006   December 31,
                                                                (Unaudited)        2005
                                                              --------------  --------------
Assets:
Current assets:
     Cash and cash equivalents                                $     134,216   $     378,098
     Accounts receivable, net                                       156,539          59,558
     Prepaid expenses and other                                     258,802          51,962
                                                              --------------  --------------
Total current assets                                                549,557         489,618

Property and equipment, net                                         164,824         162,600
Other assets                                                         63,693          20,833
                                                              --------------  --------------
Total assets                                                  $     778,074   $     673,051
                                                              ==============  ==============
Liabilities and stockholders' equity (deficit):
Current liabilities:
     Accounts payable                                         $     503,644   $     524,520
     Accrued expenses                                               377,682         776,595
     Deferred revenue                                               123,921          44,038
                                                              --------------  --------------
Total current liabilities                                         1,005,247       1,345,153

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares
authorized; 40,495,683 and 32,827,056 issued and outstanding         40,496          32,827
Additional paid-in capital                                       50,289,132      49,486,143
Deferred compensation                                              (769,459)       (829,687)
Accumulated deficit                                             (49,787,342)    (49,361,385)
                                                              --------------  --------------
Total stockholders' equity (deficit)                               (227,173)       (672,102)
                                                              --------------  --------------
Total liabilities and stockholders' equity (deficit)          $     778,074   $     673,051
                                                              ==============  ==============

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                                Three Months Ended March 31,
                                                              ------------------------------
                                                                   2006            2005
                                                              --------------  --------------
Revenues                                                      $     348,010   $     242,962

Operating expenses:
Cost of services                                                    298,382         224,629
Selling, general and administrative                                 443,830         411,103
Depreciation and amortization                                        21,467          20,393
                                                              --------------  --------------
Total operating expenses                                            763,679         656,125
                                                              --------------  --------------
Operating loss                                                     (415,669)       (413,163)

Other income (expense):
Interest income                                                         189               2
Interest expense                                                    (10,477)        (42,065)
Other income (expense)                                                    -            (754)
                                                              --------------  --------------
Total other income (expense)                                        (10,288)        (42,817)
                                                              --------------  --------------
Loss from operations before income taxes                           (425,957)       (455,980)
Income taxes                                                              -               -
                                                              --------------  --------------
Net loss                                                      $    (425,957)  $    (455,980)
                                                              ==============  ==============

Basic and diluted net loss per common share                   $       (0.01)  $       (0.02)

Weighted average common shares
     outstanding                                                 36,149,686      24,426,962

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                    2006           2005
                                                              --------------  --------------
Operating activities:
Net loss                                                      $    (425,957)  $    (455,980)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                   21,467          20,393
     Non-cash issuance of common stock                              198,375         322,024
     Deferred compensation                                           60,228               -
     Amortization of debt discount                                        -          17,849
     Changes in current assets and current liabilities:
     Accounts receivable                                            (96,981)        (18,051)
     Prepaid expenses and other                                    (249,700)         20,880
     Deferred revenue                                                79,883            (911)
     Accounts payable and accrued expenses                          (16,649)        (46,102)
                                                              --------------  --------------
Net cash used in operating activities                              (429,334)       (139,898)

Investing activities:
Purchases of property and equipment                                 (23,691)         (6,381)
                                                              --------------  --------------
Net cash used in investing activities                               (23,691)         (6,381)

Financing activities:
Principal payments for notes payable                                      -         (52,135)
Issuance of common stock, net of issuance costs                     209,143         161,213
                                                              --------------  --------------
Net cash provided by financing activities                           209,143         109,078
                                                              --------------  --------------
Change in cash and cash equivalents                                (243,882)        (37,201)

Cash and cash equivalents, beginning of period                      378,098         153,966
                                                              --------------  --------------
Cash and cash equivalents, end of period                      $     134,216   $     116,765
                                                              ==============  ==============

See notes to interim consolidated financial statements.

                           PAYMENT DATA SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. CONSEQUENTLY, THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS LIKELY CONTINGENT ON THE COMPANY RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. The Company is currently aggressively pursuing strategic alternatives (see Note 4). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE  2.  STOCK-BASED  COMPENSATION

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Statement No. 123R eliminates the ability to account for stock-based compensation using APB No. 25, "Accounting for Stock Issued to Employees," and requires that these transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. The transition provisions require the "modified prospective method" be applied to all new or modified awards and the remaining expense for unvested options. The Company adopted Statement No. 123R as of January 1, 2006, but the impact to the current period was immaterial, as substantially all outstanding options completed their vesting during 2005. The Company previously applied the intrinsic value method under the recognition and measurement provisions of APB No. 25 in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized in prior periods for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123R, "Accounting for Stock-Based Compensation," to stock-based employee compensation in the prior period.

                                      Three Months Ended March 31, 2005
                                      ---------------------------------

Net loss, as reported                          $  (455,980)

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects              (1,315)
                                               ------------

Pro forma net loss                             $  (457,295)
                                               ============

Net loss per common share
- basic and diluted, as reported               $     (0.02)

Net loss per common share
- basic and diluted, pro forma                 $     (0.02)

NOTE  3.  RELATED  PARTY  TRANSACTIONS

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2006. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  4.  EQUITY  LINE  OF  CREDIT

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the quarter ended March 31, 2006, the Company sold 1,533,760 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $198,665.

NOTE  5.  ISSUANCE  OF  CAPITAL  STOCK

During the quarter ended March 31, 2006, the Company issued a total of 4,439,024 shares of common stock granted to employees on December 29, 2005 as a long-term incentive for which it recorded $364,000 of deferred compensation. The common stock is restricted and vests in ten years on the anniversary date of the grant. The Company also issued a total of 270,000 shares granted to independent contractors on December 29, 2005 as a long-term incentive for which it recorded $22,140 of deferred compensation. The common stock is restricted and vests one-third annually on the anniversary date of the grant.

During the quarter ended March 31, 2006, the Company issued a total of 690,548 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $90,375 of related expense.

During the quarter ended March 31, 2006, the Company issued 735,295 shares of restricted common stock to Carmen Electra under the terms of a license agreement with her and recorded $125,000 of prepaid expense, which will be amortized over the term of the license agreement.

NOTE  6.  SUBSEQUENT  EVENTS

Subsequent to March 31, 2006 and through the date of this report, the Company sold 1,097,902 shares of its common stock pursuant to the equity line of credit (see Note 4) and received total proceeds, net of issuance costs, of $128,856.

Subsequent to March 31, 2006 and through the date of this report, the Company issued a total of 279,312 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $36,500 of related expense.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS  DISCLAIMER

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2005 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2005.

OVERVIEW

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2006, we have an accumulated deficit of $49.8 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2006, our card merchant processing loss reserve was $42,799. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We charged bad debt expense of $10,000 and recorded bad debt write-offs of $936 against our allowance for doubtful accounts in 2005. At March 31, 2006, the balance of the allowance for doubtful accounts was $27,219. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2005 or during the quarter ended March 31, 2006.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2006 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2005, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

RESULTS OF OPERATIONS

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2006 increased 43% to $348,010 from $242,962 for the quarter ended March 31, 2005. The increase from the prior year quarter was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The number of transactions generated by billx.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. Revenues generated by our billx.com payment service for the first quarter of 2006 decreased from the prior year quarter due to a decrease in the average number of consumers subscribing to our online payment service. The monthly average number of such consumers decreased to 1,623 in the first quarter of 2006 from 2,967 in the first quarter of 2005.

We expect our total revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 92% of our total revenues in the quarter ended March 31, 2006, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $298,382 and $224,629 for the quarters ended March 31, 2006 and 2005, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $443,830 for the quarter ended March 31, 2006, from $411,103 for the first quarter of 2005. The increase from the prior year quarter was principally due to non-cash amortization of deferred compensation of $55,086 related to employee incentive stock grants. We expect our selling, general and administrative expenses to increase in subsequent quarters as we incur marketing costs related to the issuance of our new Carmen Electra debit cards.

Depreciation and amortization increased to $21,467 for the quarter ended March 31, 2006, as compared to $20,393 for the first quarter of 2005. This increase was primarily due to depreciation related to asset additions enabling our online payment processing capabilities that were put into production during the latter half of 2005. We capitalized $23,691 of computer hardware and software purchased during the quarter ended March 31, 2006 and anticipate making additional capital expenditures of approximately $100,000 over the remaining nine months of 2006.

Net other expense decreased to $10,288 for the quarter ended March 31, 2006, from $42,817 for the first quarter of 2005. The decrease from the prior year quarter was attributable to $34,048 of interest expense and financing costs incurred in the quarter ended March 31, 2005 related to our note payable to Dutchess.

Net loss decreased to $425,957 for the quarter ended March 31, 2006 from $455,980 for the prior year quarter. Net loss decreased from the prior year quarter primarily as a result of the increase in gross margin and decrease in interest expense as discussed.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2006, we had $134,216 of cash and cash equivalents, compared to $378,098 of cash and cash equivalents at December 31, 2005. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. CONSEQUENTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON US RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. We are currently aggressively pursuing strategic alternatives.

In June 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years. Through March 31, 2006, we have sold a total of 6,173,039 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,117,312.

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

Net cash used in operating activities was $429,334 and $139,898 for the quarter ended March 31, 2006 and 2005, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $23,691 and $6,381 for the quarter ended March 31, 2006 and 2005, respectively, and reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $100,000 during the remaining nine months of 2006.

Net cash provided by financing activities of $209,143 for the quarter ended March 31, 2006 represented the net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $109,078 for the quarter ended March 31, 2005 resulted from receiving $161,213 in net proceeds from the issuance of common stock, primarily under our equity line of credit, and making payments of $52,135 under our note payable.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at March 31, 2006. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event we seek recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we sold 1,533,760 shares of our common stock to Dutchess Private Equities Fund, LLP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $198,665.

During the quarter ended March 31, 2006, we issued 735,295 shares of restricted common stock to Carmen Electra under the terms of a license agreement with her and recorded $125,000 of prepaid expense, which will be amortized over the term of the license agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not  Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

Not  Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

Exhibit
Number     Description
------     -----------

3.1 Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2 Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

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

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K:

On January 3, 2006, the Company filed a report on Form 8-K to disclose that the Company amended the terms of its 1999 Employee Comprehensive Stock Plan and 1999 Non-Employee Director Plan.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PAYMENT DATA SYSTEMS, INC.


Date: May 12, 2006     By: /s/ Michael R. Long
                           -------------------
                           Michael R. Long
                           Chairman of the Board,
                           Chief Executive Officer and
                           Chief Financial Officer

(principal executive officer and  principal financial and accounting officer)