Form 10QSB
period 2006-06-30
PAYMENT DATA SYSTEMS INC
filed 2006-08-14
CIK 1088034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___
                                                                      --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                                    --

As of August 1, 2006, 42,883,365 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes ___  No  X
                                                                              --
================================================================================

                           PAYMENT DATA SYSTEMS, INC.

                                      INDEX


PART  I  -  FINANCIAL  INFORMATION                                          Page
                                                                            ----

Item  1.     Financial  Statements  (Unaudited)

Consolidated  Balance  Sheets  as  of  June  30,  2006
and  December  31,  2005                                                      3

Consolidated  Statements  of  Operations  for  the  three  and  six  months
ended  June  30,  2006  and  2005                                             4

Consolidated  Statements  of  Cash  Flows  for  the  six  months
ended  June  30,  2006  and  2005                                             5

Notes  to  Consolidated  Financial  Statements                                6

Item  2.     Management's  Discussion  and  Analysis  or Plan of Operation    9

Item  3.     Controls  and  Procedures                                       14

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              15

Item  2.     Unregistered  Sales of Equity Securities and Use of Proceeds    15

Item  3.     Defaults  Upon  Senior  Securities                              16

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     16

Item  5.     Other  Information                                              16

Item  6.     Exhibits  and  Reports  on  Form  8-K                           16

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           PAYMENT DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2006          December 31, 2005
                                                                                       -------------          -----------------
                                                                                       (Unaudited)

Assets:
Current  assets:
 Cash  and  cash  equivalents                                                           $   112,912                $   378,098
 Accounts  receivable,  net                                                                 132,548                     59,558
 Prepaid  expenses  and  other                                                              152,980                     51,962
                                                                                        ------------               ------------
Total  current  assets                                                                      398,440                    489,618
Property  and  equipment,  net                                                              163,709                    162,600
Other  assets                                                                               179,385                     20,833
                                                                                        ------------               ------------
Total  assets                                                                           $   741,534                $   673,051
                                                                                        ============               ============

Liabilities  and  stockholders'  equity  (deficit):
Current  liabilities:
 Accounts  payable                                                                      $   550,493                $   524,520
 Accrued  expenses                                                                          420,108                    776,595
 Deferred  revenue                                                                           48,593                     44,038
                                                                                        ------------               ------------
Total  current  liabilities                                                               1,019,194                  1,345,153

Stockholders'  equity  (deficit):

Common  stock,  $0.001  par value, 200,000,000 shares authorized; 42,371,088 and
32,827,056  issued  and  outstanding                                                         42,371                     32,827
Additional  paid-in  capital                                                             50,504,695                 49,486,143
Deferred  compensation                                                                     (709,231)                  (829,687)
Accumulated  deficit                                                                    (50,115,495)               (49,361,385)
                                                                                        ------------               ------------
Total  stockholders'  equity  (deficit)                                                    (277,660)                  (672,102)
                                                                                        ------------               ------------
Total liabilities and stockholders' equity (deficit)                                    $   741,534                $   673,051
                                                                                        ============               ============

See  notes  to  interim  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                              Three Months Ended June 30, Six Months Ended June 30,
                                                                                  2006          2005          2006          2005
                                                                              ------------  ------------  ------------  ------------

Revenues                                                                      $   539,615   $   314,926   $   887,625   $   557,888

Operating  expenses:
Cost  of services                                                                 404,956       271,211       703,338       495,840
Selling,  general  and  administrative                                            433,611       449,886       877,441       860,989
Depreciation and amortization                                                      20,891        17,718        42,358        38,111
                                                                              ------------  ------------  ------------  ------------
Total  operating  expenses                                                        859,458       738,815     1,623,137     1,394,940
                                                                              ------------  ------------  ------------  ------------

Operating  loss                                                                  (319,843)     (423,889)     (735,512)     (837,052)

Other  income  (expense):
Interest  income                                                                       54           264           243           266
Interest  expense                                                                  (8,364)      (68,544)      (18,841)     (110,609)
Other  income  (expense)                                                                -        (4,362)            -        (5,116)
                                                                              ------------  ------------  ------------  ------------
Total  other  income  (expense)                                                    (8,310)      (72,642)      (18,598)     (115,459)
                                                                              ------------  ------------  ------------  ------------

Loss  from  operations  before  income  taxes                                    (328,153)     (496,531)     (754,110)     (952,511)
Income  taxes                                                                           -             -             -             -
                                                                              ------------  ------------  ------------  ------------
          Net loss                                                            $  (328,153)  $  (496,531)  $  (754,110)  $  (952,511)
                                                                              ============  ============  ============  ============

Basic  and diluted net loss per common share:                                 $     (0.01)  $     (0.02)  $     (0.02)  $     (0.04)
Weighted  average  common  shares
 outstanding                                                                   41,695,994    28,596,016    38,938,161    26,523,006

                            See  notes  to  interim  consolidated  financial  statements.

                           PAYMENT DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                           Six Months Ended June 30,
                                                                                           --------------------------
                                                                                               2006           2005
                                                                                           ------------  ------------
Operating  activities:
Net  loss                                                                                  $  (754,110)  $  (952,511)
Adjustments  to  reconcile  net  loss  to net cash used in operating activities:
 Depreciation  and  amortization                                                                42,358        38,111
 Non-cash  issuance  of  common  stock                                                         130,556       353,667
 Deferred  compensation                                                                        120,456        49,281
 Amortization  of  debt  discount                                                                    -        46,086
 Changes  in  current  assets  and  current  liabilities:
 Accounts  receivable                                                                          (72,990)      (16,419)
 Prepaid  expenses  and  other                                                                (144,570)       64,903
 Deferred  revenue                                                                               4,555         7,737
 Accounts  payable  and  accrued  expenses                                                      65,542        85,467
                                                                                           ------------  ------------
Net  cash  used  in  operating  activities                                                    (608,203)     (323,678)

Investing  activities:
Deposits,  net                                                                                  10,000             -
Purchases  of  property  and  equipment                                                        (43,467)      (71,747)
                                                                                           ------------  ------------
Net  cash  used  in  investing  activities                                                     (33,467)      (71,747)

Financing  activities:
Proceeds  from  notes  payable                                                                       -       600,000
Principal  payments  for  notes  payable                                                             -      (330,875)
Financing  costs                                                                                     -       (20,000)
Issuance  of  common  stock,  net of issuance costs                                            376,484       455,496
                                                                                           ------------  ------------
Net  cash  provided  by  financing  activities                                                 376,484       704,621
                                                                                           ------------  ------------
Change  in  cash  and  cash  equivalents                                                      (265,186)      309,196

Cash  and  cash  equivalents,  beginning  of period                                            378,098       153,966
                                                                                           ------------  ------------
Cash  and  cash  equivalents, end of period                                                $   112,912   $   463,162
                                                                                           ============  ============

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

NOTE  2.  STOCK-BASED  COMPENSATION

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Statement No. 123R eliminates the ability to account for stock-based compensation using APB No. 25, "Accounting for Stock Issued to Employees," and requires that these transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. The transition provisions require the "modified prospective method" be applied to all new or modified awards and the remaining expense for unvested options. The Company adopted Statement No. 123R as of January 1, 2006, but the impact to the current period was immaterial, as substantially all outstanding options completed their vesting during 2005, and no new options have been granted in 2006.

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

                                                   Three  Months  Ended  June  30,  2005     Six  Months  Ended  June 30, 2005
                                                   -------------------------------------     ---------------------------------

Net  loss,  as  reported                                     $     (496,531)                         $     (952,511)

Less:  Total  stock-based  employee
compensation  expense  determined
under  fair  value  based  method  for
all  awards,  net  of  related  tax effects                            (275)                                 (1,590)
                                                             ---------------                         ---------------

Pro  forma  net  loss                                        $     (496,806)                         $     (954,101)
                                                             ===============                         ===============

Net  loss  per  common  share
-  basic  and  diluted,  as  reported                        $        (0.02)                         $        (0.04)

Net  loss  per  common  share
-  basic  and  diluted,  pro  forma                          $        (0.02)                         $        (0.04)


NOTE  3.  RELATED  PARTY  TRANSACTIONS

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis
A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company's name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2006. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138.
Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. The Company understands that these individuals may assert such claims based on the Company's sale of substantially all of its assets to Harbor
Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company's employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The
Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The
Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

NOTE  4.  EQUITY  LINE  OF  CREDIT

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the six months ended June 30, 2006, the Company sold 2,993,885 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $357,642.

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

During the quarter ended March 31, 2006, the Company issued 735,295 shares of restricted common stock to Carmen Electra under the terms of a license agreement with her and recorded $125,000 of prepaid expense, which will be amortized over the remaining term of the license agreement.

During the six months ended June 30, 2006, the Company issued a total of 1,105,828 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $140,472 of related expense.

NOTE  6.  SUBSEQUENT  EVENTS

Subsequent to June 30, 2006 and through August 14, 2006, the Company sold 639,498 shares of its common stock pursuant to the equity line of credit (see
Note  4)  and  received  total  proceeds,  net  of  issuance  costs, of $52,479.

Subsequent to June 30, 2006 and through August 14, 2006, the Company issued a total of 197,224 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $17,750 of related expense.

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

OVERVIEW

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2006, we have an accumulated deficit of $50.1 million. OUR PROSPECTS TO CONTINUE AS A GOING CONCERN MUST BE CONSIDERED IN LIGHT OF THE RISKS, EXPENSES AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THEIR EARLY STAGES OF GROWTH, PARTICULARLY COMPANIES IN RAPIDLY EVOLVING MARKETS SUCH AS ELECTRONIC COMMERCE. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve  for  Losses  on  Card  Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2006, our card merchant processing loss reserve was $56,236. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad  Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We charged bad debt expense of $10,000 and recorded bad debt write-offs of $936 against our allowance for doubtful accounts in 2005. We charged bad debt expense of $15,000 and did not record any bad debt write-offs against our allowance for doubtful accounts in the six months ended June 30, 2006. At June 30, 2006, the balance of the allowance for doubtful accounts was $27,219. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation  of  Long-Lived  and  Intangible  Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets' carrying value over the estimated fair value. No impairment losses were recorded in 2005 or during the quarter ended June 30, 2006.

Income  Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2006 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2005, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

RESULTS  OF  OPERATIONS

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2006 increased 71% to $539,615 from $314,926 for the quarter ended June 30, 2005. Revenues for the six months ended June 30, 2006 increased 59% to $887,625 from $557,888 for the six months ended June 30, 2005. The increases from the prior year periods were primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The number of transactions generated by billx.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. Revenues generated by our billx.com payment service for the second quarter and first six months of 2006 decreased from the prior year periods due to a decrease in the average number of consumers subscribing to our online payment service. The monthly average number of such consumers decreased to 1,441 in the first six months of 2006 from 2,929 in the first six months of 2005.

We expect our total revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 94% of our total revenues in the six months ended June 30, 2006, and we believe that this percentage will increase as we anticipate adding new merchant customers and experiencing growth in transaction volumes as a result. We believe that our merchant business provides us with the best opportunity for revenue growth and that revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $404,956 and $271,211 for the quarters ended June 30, 2006 and 2005, respectively, and $703,338 and $495,840 for the six months ended June 30, 2006 and 2005, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses decreased to $433,611 for the quarter ended June 30, 2006, from $449,886 for the second quarter of 2005. The decrease from the prior year quarter was primarily due to lower consulting expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased to $877,441 from $860,989 for the six months ended June 30, 2005. The increase from the prior year period was principally due to higher non-cash amortization of deferred compensation of $61,166 related to employee incentive stock grants partially offset by lower consulting expenses. We expect our selling, general and administrative expenses to increase in subsequent quarters as we incur marketing costs related to the promotion of new debit card products, such as the Carmen Electra Prepaid MasterCard.

Depreciation and amortization increased to $20,891 for the quarter ended June 30, 2006 from $17,718 for the second quarter of 2005. Depreciation and amortization for the six months ended June 30, 2006 increased to $42,358 from $38,111 for the six months ended June 30, 2005. These increases were primarily due to depreciation related to asset additions enabling our online payment processing capabilities that were put into production during the latter half of 2005. We capitalized $43,467 of computer hardware and software purchased during the six months ended June 30, 2006 and anticipate making additional capital expenditures of approximately $75,000 over the remaining six months of 2006.

Net other expense decreased to $8,310 for the quarter ended June 30, 2006 from $72,642 for the second quarter of 2005, and decreased to $18,598 for the six months ended June 30, 2006 from $115,459 for the six months ended June 30, 2005. The decreases from the prior year periods were attributable to $73,660 and $115,725 of interest expense and financing costs incurred in the quarter and six months ended June 30, 2005, respectively, related to our note payable to Dutchess.

Net loss decreased to $328,153 for the quarter ended June 30, 2006 from $496,531 for the prior year quarter and decreased to $754,110 for the six months ended June 30, 2006 from $952,511 for the prior year comparable period. Net loss decreased from the prior year periods primarily as a result of the increase in gross margin and decrease in interest expense as discussed.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2006, we had $112,912 of cash and cash equivalents, compared to $378,098 of cash and cash equivalents at December 31, 2005. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. CONSEQUENTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE CONTINGENT ON US RECEIVING ADDITIONAL FUNDS IN THE FORM OF EQUITY OR DEBT FINANCING. We are currently aggressively pursuing strategic alternatives.

In June 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years. Through June 30, 2006, we have sold a total of 7,633,164 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,276,289.

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

Net cash used in operating activities was $608,203 and $323,678 for the six months ended June 30, 2006 and 2005, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $33,467 and $71,747 for the six months ended June 30, 2006 and 2005, respectively, and reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $75,000 during the remaining six months of 2006.

Net cash provided by financing activities of $376,484 for the six months ended June 30, 2006 represented the net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $704,621 for the six months ended June 30, 2005 resulted from receiving $455,496 in net proceeds from the issuance of common stock, primarily under our equity line of credit, and receiving $269,125 in net proceeds under our notes payable.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at June 30, 2006. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event we seek recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended June 30, 2006, we sold 1,460,125 shares of our common stock to Dutchess Private Equities Fund, LLP, an accredited investor, pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $158,977.

The shares were sold in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

- the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

- we gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

- we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Annual Meeting of Stockholders held on June 22, 2006, the following matters were adopted by the margins indicated:

1. To elect director Louis A. Hoch to serve until the 2009 Annual Meeting of Stockholders.

     For:                    32,264,131
     Withheld:                  328,480

2. To ratify the appointment of Akin, Doherty, Klein & Fuege, P.C., certified public accountants, as the independent auditors of the Company for the year ending December 31, 2006.

     For:                    32,451,403
     Against:                   124,723
     Abstain:                    16,485

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

4.1 Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

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

None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PAYMENT  DATA  SYSTEMS,  INC.


Date:  August  14,  2006     By:  /s/  Michael  R.  Long
                                  ----------------------
                                  Michael  R.  Long
                                  Chairman  of  the  Board,
                                  Chief  Executive  Officer  and
                                  Chief  Financial  Officer
                                  (principal  executive  officer  and
                                  principal  financial  and  accounting
                                  officer)