Form 10QSB
period 2006-09-30
PAYMENT DATA SYSTEMS INC
filed 2006-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
(Issuer’s telephone number)

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

As of November 1, 2006, 44,504,810 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

PAYMENT DATA SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$400,673	$378,098
Accounts receivable, net	151,115	59,558
Prepaid expenses and other	313,605	51,962
Total current assets	865,393	489,618

Property and equipment, net	170,326	162,600
Other assets	156,338	20,833
Total assets	$1,192,057	$673,051

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$514,228	$524,520
Accrued expenses	448,885	776,595
Note payable	470,648	-
Deferred revenue	43,259	44,038
Total current liabilities	1,477,020	1,345,153

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 44,504,810 and 32,827,056 issued and outstanding	44,505	32,827
Additional paid-in capital	50,696,770	49,486,143
Deferred compensation	(649,003)	(829,687)
Accumulated deficit	(50,377,235)	(49,361,385)
Total stockholders’ equity (deficit)	(284,963)	(672,102)
Total liabilities and stockholders’ equity (deficit)	$1,192,057	$673,051

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$884,269	$318,206	$1,771,894	$876,094

Operating expenses:
Cost of services	707,035	275,242	1,410,373	771,082
Selling, general and administrative	377,298	429,469	1,254,739	1,290,458
Depreciation and amortization	19,589	24,583	61,947	62,694
Total operating expenses	1,103,922	729,294	2,727,059	2,124,234

Operating loss	(219,653)	(411,088)	(955,165)	(1,248,140)

Other income (expense):
Interest income	-	441	243	707
Interest expense	(25,724)	(59,897)	(44,565)	(125,734)
Other income (expense)	(16,363)	(201,622)	(16,363)	(251,510)
Total other income (expense)	(42,087)	(261,078)	(60,685)	(376,537)

Loss from operations before income taxes	(261,740)	(672,166)	(1,015,850)	(1,624,677)
Income taxes	-	-	-	-

Net loss	$(261,740)	$(672,166)	$(1,015,850)	$(1,624,677)

Basic and diluted net loss per common share:	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average common shares
outstanding	43,582,923	31,264,161	40,503,429	28,120,758

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2006	2005

Operating activities:
Net loss	$(1,015,850)	$(1,624,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,947	62,694
Non-cash issuance of common stock	169,848	426,547
Deferred compensation	180,684	98,562
Amortization of debt discount	22,731	95,374
Non-cash issuance of common stock warrants	-	151,309
Bad debts	-	10,000
Changes in current assets and current liabilities:
Accounts receivable	(91,557)	(31,206)
Prepaid expenses and other	(138,650)	93,506
Deferred revenue	(779)	(8,648)
Accounts payable and accrued expenses	54,512	98,085

Net cash used in operating activities	(757,114)	(628,454)

Investing activities:
Deposits, net	14,970	6,896
Purchases of property and equipment	(69,673)	(93,773)

Net cash used in investing activities	(54,703)	(86,877)

Financing activities:
Proceeds from notes payable	500,000	600,000
Principal payments for notes payable	(52,083)	(431,875)
Financing costs	(50,000)	(20,000)
Issuance of common stock, net of issuance costs	436,475	667,430

Net cash provided by financing activities	834,392	815,555

Change in cash and cash equivalents	22,575	100,224

Cash and cash equivalents, beginning of period	378,098	153,966

Cash and cash equivalents, end of period	$400,673	$254,190

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Payment Data Systems, Inc. and subsidiaries (the "Company"), has incurred substantial losses since inception, which has led to a significant decrease in its cash position and a deficit in working capital. The Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. The Company is currently aggressively pursuing strategic alternatives (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Note 2. Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Statement No. 123R eliminates the ability to account for stock-based compensation using APB No. 25, “Accounting for Stock Issued to Employees,” and requires that these transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. The transition provisions require the "modified prospective method" be applied to all new or modified awards and the remaining expense for unvested options. The Company adopted Statement No. 123R as of January 1, 2006, but the impact to the current period was immaterial, as substantially all outstanding options completed their vesting during 2005, and no new options have been granted in 2006.

The Company previously applied the intrinsic value method under the recognition and measurement provisions of APB No. 25 in accounting for its stock option and stock purchase plans. Accordingly, no stock-based employee compensation expense has been recognized in prior periods for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123R, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in the prior period.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(672,166)	$(1,624,677)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(275)	(1,865)

Pro forma net loss	$(672,441)	$(1,626,542)

Net loss per common share- basic and diluted, as reported	$(0.02)	$(0.06)

Net loss per common share- basic and diluted, pro forma	$(0.02)	$(0.06)

Note 3. Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2006. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, the Company has refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. The

Company understands that these individuals may assert such claims based on the Company’s sale of substantially all of its assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event the Company seeks recovery of the loan balances. The Company has not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. On July 25, 2004, the Company’s employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, expired. The Company intends to enter into new employment agreements with both of these individuals and is currently negotiating the terms of such agreements. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Note 4. Note Payable

On August 21, 2006, the Company entered into a zero-discount promissory note with Dutchess Private Equities Fund II, L.P. ("Dutchess"). Pursuant to terms of the promissory note, the Company borrowed $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007, which represents an effective nominal annual interest rate of 41% based on the minimum repayment terms of the Promissory Note. The Company also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company.

Payments on the promissory note are to be made from the equity line of credit that the Company previously entered into with Dutchess. The Company will make payments to Dutchess of 100% of each put, until $52,083 has been paid during a full calendar month, after which 50% of the put amounts for that month will be paid to Dutchess until the face amount of the promissory note is paid in full, with a minimum monthly amount of $52,083 due to Dutchess by the last business day of each month. The payments are due at the closing of every put to Dutchess and after the cumulative amount of financing the Company receives from any source, including puts, during the term of the note exceeds $500,000, the Company will make a prepayment of 100% of any financing proceeds over $500,000 that the Company receives within one business day of receipt until the face amount is paid in full. The Company issued as collateral thirty put notices to Dutchess for the maximum amount applicable under the terms of the Investment Agreement and agreed to issue puts at the maximum frequency allowed under the Investment Agreement, until such time as the note is paid in full.

In the event that on the maturity date, there are any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and 2.5% per month paid as liquated damages. In the event that the Company defaults, Dutchess has the right, but not the obligation, to switch the residual amount to a five-year, 14% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days immediately preceding the notice of conversion or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible closing date. If Dutchess chooses to convert the residual amount to a convertible debenture, the Company shall have twenty business days after notice of default to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event the Company does not file such registration statement within twenty business days of Dutchess’ request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described, the residual amount shall increase by $1,000 per day.

Note 5. Equity Line of Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the nine months ended September 30, 2006, the Company sold 3,688,383 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $414,640.

Note 6. Issuance of Capital Stock

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

During the nine months ended September 30, 2006, the Company issued a total of 1,503,052 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $176,222 of related expense.

Note 7. Subsequent Events

Subsequent to September 30, 2006 and through November 9, 2006, the Company sold 60,000 shares of its common stock pursuant to the equity line of credit (see Note 5) and received total proceeds, net of issuance costs, of $7,128.

Subsequent to September 30, 2006 and through November 9, 2006, the Company issued a total of 7,530 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company for which it recorded $640 of related expense.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2005 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2006, we have an accumulated deficit of $50.4 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, manage our debt, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors described in our filings with the Securities and Exchange Commission from time to time including our Annual Report on Form 10-KSB. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2006, our card merchant processing loss reserve was $76,538. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We charged bad debt expense of $10,000 and recorded bad debt write-offs of $936 against our allowance for doubtful accounts in 2005. We charged bad debt expense of $15,000 and did not record any bad debt write-offs against our allowance for doubtful accounts in the nine months ended September 30, 2006. At September 30, 2006, the balance of the allowance for doubtful accounts was $27,219. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2005 or in the nine months ended September 30, 2006.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2006 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2005, we had available net operating loss carryforwards of approximately $36.1 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2006 increased 178% to $884,269 from $318,206 for the quarter ended September 30, 2005. Revenues for the nine months ended September 30, 2006 increased 102% to $1,771,894 from $876,094 for the nine months ended September 30, 2005. The increases from the prior year periods were primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The number of transactions generated by billx.com customers is not indicative of revenue growth because the majority of these customers pay a flat monthly fee to process up to a certain number of payments each month and do not exceed the maximum number of payments allowed. Revenues generated by our billx.com payment service for the third quarter and first nine months of 2006 decreased from the prior year periods due to a decrease in the average number of consumers subscribing to our online payment service. The monthly average number of such consumers decreased to 1,344 in the first nine months of 2006 from 2,598 in the first nine months of 2005.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $707,035 and $275,242 for the quarters ended September 30, 2006 and 2005, respectively, and $1,410,373 and $771,082 for the nine months ended September 30, 2006 and 2005, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.
Selling, general and administrative expenses decreased to $377,298 for the quarter ended September 30, 2006, from $429,469 for the third quarter of 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased to $1,254,739 from $1,290,458 for the nine months ended September 30, 2005. The decreases from the prior year quarter and period were principally due to lower consulting expenses and legal fees. We expect our selling, general and administrative expenses to increase in the fourth quarter of 2006 as we incur marketing costs related to the promotion of our new debit card product, the Carmen Electra Prepaid MasterCard ®.

Depreciation and amortization decreased to $19,589 for the quarter ended September 30, 2006 from $24,583 for the third quarter of 2005. Depreciation and amortization for the nine months ended September 30, 2006 decreased to $61,947 from $62,694 for the nine months ended September 30, 2005. These decreases were primarily due to lower depreciation related to certain assets that became fully depreciated during 2006. We capitalized $69,673 of computer hardware and software purchased during the nine months ended September 30, 2006 and anticipate making additional capital expenditures of approximately $20,000 over the remaining three months of 2006.

Net other expense decreased to $42,087 for the quarter ended September 30, 2006 from $261,078 for the third quarter of 2005, and decreased to $60,685 for the nine months ended September 30, 2006 from $376,537 for the nine months ended September 30, 2005. The decreases from the prior year periods were attributable to $110,210 and $225,935 of interest expense and financing costs incurred in the quarter and nine months ended September 30, 2005, respectively, related to a note payable to Dutchess. The decreases were also attributable to $151,309 of non-cash expense recorded during the third quarter of 2005 related to the settlement of the shareholder suit.

Net loss decreased to $261,740 for the quarter ended September 30, 2006 from $672,166 for the prior year quarter and decreased to $1,015,850 for the nine months ended September 30, 2006 from $1,624,677 for the prior year comparable period. Net loss decreased from the prior year periods primarily as a result of the decrease in net other expense and increase in gross margin as discussed.

Liquidity and Capital Resources

At September 30, 2006, we had $400,673 of cash and cash equivalents, compared to $378,098 of cash and cash equivalents at December 31, 2005. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives to raise capital.

In June 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years. Through September 30, 2006, we have sold a total of 8,327,662 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,333,287.

On August 21, 2006, we entered into a zero-discount promissory note with Dutchess Private Equities Fund, II, LP. Pursuant to terms of the promissory note, we borrowed $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007, which represents an effective nominal annual interest rate of 41% based on the minimum repayment terms of the promissory note. We also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement we file.

Payments on the promissory note are to be made from the equity line of credit that we previously entered into with Dutchess. We will make payments to Dutchess of 100% of each put, until $52,083 has been paid during a full calendar month, after which 50% of the put amounts for that month will be paid to Dutchess until the face amount of the Promissory Note is paid in full, with a minimum monthly amount of $52,083 due to Dutchess by the last business day of each month. The payments are due at the closing of every put to Dutchess and after the cumulative amount of financing we receive from any source, including puts, during the term of the note exceeds $500,000, we will make a prepayment of 100% of any financing proceeds over $500,000 that we receive within one business day of receipt until the face amount is paid in full. We issued as collateral thirty put notices to Dutchess for the maximum amount applicable under the terms of the Investment Agreement and agreed to issue puts at the maximum frequency allowed under the Investment Agreement, until such time as the note is paid in full.

In the event that on the maturity date, there are any remaining amounts unpaid on this note, Dutchess can exercise its right to increase the face amount by 10% as an initial penalty and 2.5% per month paid as liquated damages. In the event that we default, Dutchess has the right, but not the obligation, to switch the residual amount to a five-year, 14% interest bearing convertible debenture at a conversion rate at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days immediately preceding the notice of conversion or (ii) 100% of the average of the lowest bid price for the twenty trading days immediately preceding the convertible closing date. If Dutchess chooses to convert the residual amount to a convertible debenture, we shall have twenty business days after notice of default to file a registration statement covering an amount of shares equal to 300% of the residual amount. In the event we do not file such registration statement within twenty business days of Dutchess’ request, or such registration statement is not declared by the Securities and Exchange Commission to be effective within the time period described, the residual amount shall increase by $1,000 per day.

The satisfactory completion of an additional investment, adequate sales of stock under our equity line of credit, or growth of cash flow from operations is essential or we have no other alternative that will provide sufficient cash flows to meet current operating and debt service requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. Our ability to raise financing could be limited by the terms of a promissory note we entered into with Dutchess which requires us to pay to Dutchess the proceeds of any debt or equity financing over $500,000 to the extent we have funds due under the promissory note. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Net cash used in operating activities was $757,114 and $628,454 for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $54,703 and $86,877 for the nine months ended September 30, 2006 and 2005, respectively, and primarily reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $20,000 during the remaining three months of 2006.

Net cash provided by financing activities of $834,392 for the nine months ended September 30, 2006 represented proceeds of $436,475 from the issuance of common stock under our equity line of credit, and $397,917 in net proceeds under our note payable. Net cash provided by financing activities of $815,555 for the nine months ended September 30, 2005 resulted from receiving $667,430 in proceeds from the issuance of common stock, primarily under our equity line of credit, and receiving $168,125 in net proceeds under notes payable.
Material Trends and Uncertainties

Revenue generated by our merchant customers represented approximately 95% of our total revenues in the nine months ended September 30, 2006. We are uncertain if revenues from card-based merchant processing services will continue to grow in the fourth quarter of 2006 due to a recent interruption in processing for one of our merchant customers. On November 1, 2006, the credit card association bank sponsor we utilize to provide merchant processing services to Online Supplier, one of our merchant processing customers, notified us that they would cease processing credit card transactions for Online Supplier. This action will not have any affect on our agreement with the sponsoring bank or our ability to provide merchant processing services to our other customers. As of November 14, 2006, we secured a relationship with a new sponsoring bank that agreed to accept Online Supplier’s credit card volume on terms acceptable to both Online Supplier and us, pending completion of the bank’s standard underwriting procedures. We anticipate that we will resume processing for Online Supplier by the end of November with our revenue loss limited to the time that processing was interrupted, currently estimated to be approximately 4 weeks. If we are unable to resume processing Online Supplier’s credit card volume for any reason, we could lose Online Supplier as a merchant processing customer and their related processing revenue. During the quarter and nine months ended September 30, 2006, Online Supplier generated credit card processing revenues of $411,048 and $482,078, respectively, which represented 46% and 27% of our total revenues for the quarter and nine months ended September 30, 2006, respectively. We did not have any credit card processing revenues from Online Supplier in 2005, but we did have $18,645 and $3,600 in unrelated ACH processing revenues from Online Supplier in 2005 and the nine months ended September 30, 2006, respectively. The ultimate outcome of this material uncertainty cannot presently be determined.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at September 30, 2006. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Long, Mr. Hoch, Mr. Millard, and Mr. Jones, which currently total $1,278,138. Presently, we have refrained from initiating action to recover these funds from Mr. Long, Mr. Hoch, and Mr. Millard because they may have offsetting claims that total $1,445,500 collectively by virtue of a change of control clause in their respective employment agreements based on our preliminary analysis. We understand that these individuals may assert such claims based on our sale of substantially all of our assets to Harbor Payments, Inc. on July 25, 2003. While Mr. Long and Mr. Hoch agreed, in connection with such sale, to forego any affirmative recovery of their compensation by virtue of a change of control, they have maintained the right to claim an offset of that amount in the event we seek recovery of the loan balances. We have not initiated any formal settlement negotiations with these individuals because they have been under an extended employment contract with us or have not been amenable to such an action. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we sold 694,498 shares of our common stock to Dutchess Private Equities Fund, LP, an accredited investor, pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $56,998.

On August 21, 2006, we issued 1,042,000 shares of restricted common stock to Dutchess Private Equities Fund, II, LP as an incentive for purchasing a promissory note. The shares were valued at $98,469.
The shares were sold in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

•	the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

•
we gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, we advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

•	we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

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

10.14
Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 21, 2006 (included as exhibit 10.1 to the Form 8-K filed August 25, 2006, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On August 25, 2006, the Company filed a report on Form 8-K to disclose that the Company borrowed $500,000 under a promissory note and subsequently filed a Form 8-K/A on August 29, 2006 to amend the previous related disclosure..

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: November 14, 2006

By:
/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)