Form 10KSB
period 2006-12-31
PAYMENT DATA SYSTEMS INC
filed 2007-04-02
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[     ]

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-30152

PAYMENT DATA SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 San Pedro, Ste. 120, San Antonio, TX	78216
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (210) 249-4100

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $2,522,572.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 16, 2007: $9,041,225.

State the number of shares outstanding of each of the registrant’s classes of common stock as of March 16, 2007: 69,547,882 common shares.

Documents incorporated by reference: Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [ X ]

PAYMENT DATA SYSTEMS, INC.

FORM 10-KSB

For the Year Ended December 31, 2006

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of Item 6, Management’s Discussion and Analysis, of this Annual Report on Form 10-KSB and our other filings made with the SEC.  Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

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

We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. As consumers who have witnessed the wide adoption of card products, technology, and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the Internet’s increasing adoption rate, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet.

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

Growth in Online Transactions

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, retail e-commerce sales for 2006 were $108.7 billion, an increase of 24% from $88.0 billion in 2005. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

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

In addition to these acquiring services, we are also aggressively developing and marketing prepaid gift cards and personal spending debit cards. In December 2005, we signed an agreement with MetaPayments Systems, a division of MetaBank, a federally chartered bank, to be our issuing bank for select prepaid debit card programs running on the various card associations and debit networks. We also entered into an agreement in February 2006 with Symmetrex, Inc. to provide us with backend card processing services for our debit card processing platform. We are working with MetaPayments to develop a series of competitive celebrity, gift, and personal spending card programs. In October 2006, we officially launched our first celebrity card program, which features Carmen Electra, and we also have other debit card programs currently in development, including the Natalie Gulbis Gift MasterCard. As one of the young stars on the Ladies Professional Golf Association Tour, Natalie Gulbis is in the top five of the most marketable young athletes according to Advertising Age.

We also operate a consumer web site focused on providing bill payment services under the domain name www.billx.com and manage all of the related back-end processing through our own proprietary processing engine. Consumers subscribe to the payment service and are allowed to make a certain number of payments each month for a flat monthly fee and are assessed a separate fee for any additional payments made over the limit. Our online payment processing service seeks to provide consumers with an efficient and secure interface for paying and managing bills via the Internet. We also sell this payment portal service as a private label solution to online financial services providers looking to provide online bill payment capabilities as part of their service offering to consumers. We also offer this service to other debit card issuers, as we are able to utilize the bill payment component of this service for payments made via debit cards, a process for which we have received a patent.

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

Sales and Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target profile. We also plan to market and sell our celebrity card programs directly to consumers, primarily through the Internet. In January 2007, we signed an agreement with Legacy Media for exclusive online distribution of our Carmen Electra Prepaid MasterCard and Carmen Electra Gift MasterCard and assistance with market development. We will continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

The majority of our customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 1,276 in 2006 from 2,419 in 2005.

Our other customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 201 customers at December 31, 2006 from 119 customers at December 31, 2005. Services provided to Lexicon Marketing, Online Supplier and YMCA of Louisville accounted for approximately 27%, 24% and 6%, respectively, of our total consolidated revenues for the year ended December 31, 2006. Services provided to Lexicon Marketing, Credit Payment Services, Inc. and NII Communications accounted for approximately 33%, 11% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2005.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing Company, and Global Payments, Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

•

quality of service;

•

reliability of service;

•

ability to evaluate, undertake and manage risk;

•

speed in implementing payment processes;

•

price and other financial terms; and

•

multi-channel payment capability.

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

Patent

In April 2006, we were awarded Patent # 7,021,530 from the U.S. Patent Office for the technology and method for managing and processing bill payment via a stored-value debit card, check card, signature debit card, PIN-based card or ATM card from a variety of access points. The debit card technology for which we have received patent protection allows a cardholder to use their debit or ATM card to pay local, national, or international bills with the card from their electronic balance. Because it does not require linkage to a traditional checking or savings account, this new debit technology is unique in that it allows for use by “unbanked” consumers.

Employees

As of December 31, 2006, we had 8 employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2006, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease expires in October 2009 and calls for annual rent of $81,126. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2006. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

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

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board:

2006	High	Low
First Quarter	$ 0.19	$ 0.08
Second Quarter	$ 0.15	$ 0.09
Third Quarter	$ 0.18	$ 0.08
Fourth Quarter	$ 0.17	$ 0.08

2005
First Quarter	$ 0.34	$ 0.20
Second Quarter	$ 0.25	$ 0.19
Third Quarter	$ 0.22	$ 0.15
Fourth Quarter	$ 0.15	$ 0.08

Holders

As of March 16, 2007, 69,547,882 shares of our common stock are issued and outstanding. As of March 16, 2007, there were approximately 4,115 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

		Weighted-average	Number of securities
	Number of securities to be	exercise price	remaining available for
	issued upon exercise of	of outstanding	future issuance under
	outstanding options	options	compensation plan
Employee Comprehensive Stock
Plan approved by stockholders	4,643,167	$0.50	20,376,380

Non-Employee Director
Plan approved by stockholders	858,003	$1.20	641,997

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2006, we sold 366,665 shares of our common stock to Dutchess Private Equities Fund, LP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $37,381.

The shares were sold in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that:

•

the sales were made to an accredited investor, as defined in Rule 501;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

•

we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(a)(11) of the Securities Act of 1933 in compliance with Rule 502(d).

On December 27, 2006, the Company’s Board of Directors granted a total of 9,392,277 shares of common stock to employees and independent director as a long-term incentive valued at $845,305. The common stock is restricted and vests in ten years on the anniversary date of the grant. The Company’s Board of Directors also granted a total of 120,000 shares to an independent contractor as a long-term incentive and recorded $10,800 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

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

Overview

We provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network, and continue to operate an Internet electronic payment processing service for consumers under the domain name www.billx.com. Since inception, we have incurred operating losses each quarter, and as of December 31, 2006, we have an accumulated deficit of $50.8 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses. As a result of the emerging nature of the markets in which we compete, we are unable to precisely forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues. Revenue and operating results will depend on the volume of payment transactions processed and related services rendered. The timing of such services and transactions and our ability to fulfill a customer’s demands are difficult to forecast. Although we systematically budget for planned outlays and maintain tight controls on our expenditures, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on each or all of these areas.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2006, the balance of our card merchant processing loss reserve was $167,520.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. In 2006, we charged bad debt expense of $26,059 and recorded bad debt write-offs of $278 against our allowance for doubtful accounts. We charged bad debt expense of $10,000 and recorded bad debt write-offs of $936 against our allowance for doubtful accounts in 2005. At December 31, 2006 and 2005, the balance of the allowance for doubtful accounts was $38,000 and $12,219, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When we determine that the carrying value of long-lived and intangible assets may not be recoverable, we measure impairment as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2006 or 2005.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by us. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2006 will be fully realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2006, we have available net operating loss carryforwards of approximately $38.5 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com. Total revenues for 2006 increased 114% to $2,522,572 from $1,180,753 for 2005. The increase from the prior year was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. Revenues generated by our billx.com online payment service for 2006 decreased from the prior year due to a decrease in the average number of consumers subscribing to the service. The monthly average number of consumers using our online payment service decreased to 1,276 in 2006 from 2,419 in 2005.

We expect our revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers. Revenue generated by our merchant customers represented approximately 96% of our total revenues for the year ended December 31, 2006, and we believe our merchant business provides us with the best opportunity for revenue growth and revenues from card-based processing services will continue to grow in future periods.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $2,021,051 and $1,038,346 for 2006 and 2005, respectively. The increase from the prior year is due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses decreased to $1,673,089 in 2006 from $1,696,015 for 2005. The decrease from the prior year was primarily due to a decrease of approximately $114,000 in legal and consulting fees, which was partially offset by an increase in non-cash deferred compensation expense of $80,151.

Depreciation and amortization was $80,157 and $86,374 for 2006 and 2005, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2006. We purchased $75,173 of computer equipment and software during 2006 and anticipate making capital expenditures of $140,000 in 2007.

Net other expense was $144,613 in 2006 compared to net other income of $444,292 in 2005. The change from 2005 to 2006 is primarily attributable to a gain of $911,350 in December 2005 on the sale of our bills.com domain name and trademark to Alivio Holdings, LLC. We retained our existing customer base that had been using bills.com for online payment processing services and transitioned it to a new domain name, www.billx.com, and continue to offer such services directly to consumers as well as through resellers, including Alivio.

Net loss increased to $1,396,338 in 2006 from $1,195,690 in 2005, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2006, we had $198,759 of cash and cash equivalents, compared to $378,098 of cash and cash equivalents at December 31, 2005. We have incurred substantial losses since inception and believe our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from Dutchess in common stock purchases over three years at our option. We filed a registration statement registering the resale of the shares of our common stock to be issued to Dutchess, which became effective on August 13, 2004. During the years ended December 31, 2006 and 2005, we sold 4,055,048 and 3,179,844 shares of its common stock, respectively, pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $452,021 and $597,162, respectively.

On August 21, 2006, we entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, we received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007. We also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file. Under the terms of the note, we agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. On March 9, 2007, we received $500,000 in readily available funds from a sale of 5,000,000 shares of common stock on March 1, 2007 in a private placement, which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, we prepaid the balance of the note in full on March 12, 2007 in the amount of $300,734.

Net cash used in operating activities was $821,728 and $891,786 for 2006 and 2005, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to continue focusing on expending our resources prudently given our current state of liquidity.

In 2006, net cash used in investing activities was $75,173, which represented capital expenditures for computer equipment and software. Net cash provided by investing activities was $849,986 for 2005 and primarily reflected proceeds of $950,000 from the sale of our bills.com domain name in December 2005 partially offset by $106,910 of capital expenditures for computer hardware and software. We anticipate making capital expenditures of $140,000 during 2007.

Net cash provided by financing activities of $717,562 for 2006 resulted primarily from proceeds, net of issuance costs, of $475,894 from the issuance of common stock as well as $241,668 of net borrowings under short-term promissory notes. Net cash provided by financing activities of $265,932 for 2005 resulted primarily from proceeds, net of issuance costs, of $689,932 from the issuance of common stock offset by $404,000 of net repayments of borrowings under short-term notes.

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

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2006, our accumulated deficit was $50.8 million.

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

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third party processing provider, TriSource Solutions, LLC, or our bank sponsor, Merrick Bank, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. Also, our contract with these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we are unable to obtain another provider or sponsor at similar costs. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We depend on Michael R. Long and Louis A. Hoch and if these officers ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our Chairman, Chief Executive Officer and Chief Financial Officer, Michael R. Long and our President and Chief Operating Officer, Louis A. Hoch. We signed employment agreements with Mr. Long and Mr. Hoch in February 2007 which prohibits them from competing with us for a period of two years upon termination of their employment. Our business may not be successful if, for any reason, either of these officers ceased to be active in our management.

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

We rely on the Federal Reserve's Automated Clearinghouse system for electronic fund transfers and the Visa and MasterCard associations for settlement of payments by credit or debit card on behalf of our merchant customers. In our use of these established payment clearance systems, we generally bear the credit risks arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, customer charge backs, theft or fraud. Consequently, we assume the credit risk of merchant disputes, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our customers. We have not experienced a significant increase in the rate of returned transactions or incurred any losses with respect to such transactions. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

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

The market for our common stock is highly volatile. In 2006, our closing stock price fluctuated between $0.08 and $0.19. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our investment agreement with Dutchess Private Equities Fund.

The sale of shares pursuant to our Investment Agreement with Dutchess Private Equities Fund may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess Private Equities Fund to draw down on the full equity line with Dutchess Private Equities Fund. If our stock price decreases, then our existing stockholders would experience greater dilution. As of December 31, 2006, we had issued 8,694,327 shares to Dutchess under our Investment Agreement. At a stock price of $0.27 or less, we would have to issue all of the remaining 31,305,673 shares currently registered in order to draw down on the full equity line.

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

•

deliver a standardized risk disclosure document prepared by the SEC;

•

provide the customer with current bid and offer quotations for the penny stock;

•

explain the compensation of the broker-dealer and its salesperson in the transaction;

•

provide monthly account statements showing the market value of each penny stock held in the customer's account;

•

make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's executed acknowledgement of the same; and

•

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

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of December 31, 2006 and 2005	19

Consolidated Statements of Operations for the years ended
December 31, 2006 and 2005	20

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2006 and 2005	21

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Payment Data Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

The accompanying financial statements of Payment Data Systems, Inc. and Subsidiaries have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial losses since inception, which has led to a deficit in working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of Payment Data Systems, Inc. and Subsidiaries do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

March 23, 2007

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$ 198,759	$ 378,098
Accounts receivable, net	89,021	59,558
Prepaid expenses and other	129,441	51,962
Total current assets	417,221	489,618

Property and equipment, net	157,616	162,600
Other assets	26,693	20,833

Total Assets	$ 601,530	$ 673,051

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$ 131,055	$ 524,520
Accrued expenses	639,925	776,595
Deferred revenue	36,434	44,038
Notes payable	359,280	-
Total current liabilities	1,166,694	1,345,153

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 200,000,000 shares authorized;
44,879,005 and 32,827,056 issued and outstanding	44,879	32,827
Additional paid-in capital	50,736,455	49,486,143
Deferred compensation	(588,775)	(829,687)
Accumulated deficit	(50,757,723)	(49,361,385)
Total stockholders' equity (deficit)	(565,164)	(672,102)

Total Liabilities and Stockholders' Equity (Deficit)	$ 601,530	$ 673,051

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Revenues	$ 2,522,572	$ 1,180,753

Operating expenses:
Cost of services	2,021,051	1,038,346
Selling, general and administrative	1,673,089	1,696,015
Depreciation	80,157	86,374
Total operating expenses	3,774,297	2,820,735

Operating loss	(1,251,725)	(1,639,982)

Other income (expense):
Interest income	275	950
Interest expense	(91,408)	(171,330)
Other income (expense)	(53,480)	614,672
Total other income (expense)	(144,613)	444,292

Loss from operations before income taxes	(1,396,338)	(1,195,690)
Income taxes	-	-

Net Loss	$ (1,396,338)	$ (1,195,690)

Earnings (Loss) Per Share
Basic and diluted	$ (0.03)	$ (0.04)
Weighted average common shares
outstanding - basic and diluted	41,550,726	29,254,629

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid - In	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2004	23,569,180	$ 23,569	$ 47,417,898	$ -	$ (48,165,695)	$ (724,228)

Issuance of common stock – equity line of credit	3,179,844	3,181	625,476	-	-	628,657
Issuance of common stock – other	5,813,032	5,812	1,230,450	-	-	1,236,262
Exercise of stock options	15,000	15	1,260	-	-	1,275
Exercise of stock warrants	250,000	250	59,750	-	-	60,000
Modification of common stock warrants	-	-	151,309	-	-	151,309
Deferred compensation	-	-	-	(829,687)	-	(829,687)
Net loss for the year	-	-	-	-	(1,195,690)	(1,195,690)

Balance at December 31, 2005	32,827,056	32,827	49,486,143	(829,687)	(49,361,385)	(672,102)

Issuance of common stock – equity line of credit	4,055,048	4,055	471,838	-	-	475,893
Issuance of common stock – other	7,996,901	7,997	778,474	-	-	786,471
Deferred compensation	-	-	-	240,912	-	240,912
Net loss for the year	-	-	-	-	(1,396,338)	(1,396,338)

Balance at December 31, 2006	44,879,005	$ 44,879	$ 50,736,455	$ (588,775)	$ (50,757,723)	$ (565,164)

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Operating Activities
Net loss	$ (1,396,338)	$ (1,195,690)
Adjustments to reconcile net loss
to net cash used in operating activities:
Bad debts	26,059	10,000
Depreciation	80,157	86,374
Gain on disposition of assets	-	(911,350)
Deferred compensation	240,912	147,843
Non-cash issuance of common stock	174,030	484,548
Non-cash issuance of common stock warrants	-	151,309
Amortization of debt discount	67,612	139,835
Changes in current assets and current liabilities:
Accounts receivable	(85,601)	(11,770)
Prepaid expenses and other	(54,496)	168,731
Accounts payable and accrued expenses	133,541	21,908
Deferred revenue	(7,604)	16,476
Net cash used by operating activities	(821,728)	(891,786)

Investing Activities
Purchases of property and equipment	(75,173)	(106,910)
Proceeds from sale of assets	-	950,000
Long-term deposits, net	-	6,896
Net cash (used) provided by investing activities	(75,173)	849,986

Financing Activities
Proceeds from notes payable	500,000	600,000
Principal payments for notes payable	(208,332)	(1,004,000)
Financing costs, net	(50,000)	(20,000)
Issuance of common stock, net of issuance costs	475,894	689,932
Net cash provided by financing activities	717,562	265,932

Change in cash and cash equivalents	(179,339)	224,132
Cash and cash equivalents, beginning of year	378,098	153,966

Cash and Cash Equivalents, End of Year	$ 198,759	$ 378,098

Supplemental Disclosures
Cash paid for interest	$ 67,612	$ 144,000
Cash paid for federal income taxes	-	-

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Note 1. Description of Business and Summary of Significant Accounting Policies

Going Concern: The Company has incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Accordingly, the Company is currently aggressively pursuing strategic alternatives, including investment in the Company via an equity line of credit (See Note 2). The satisfactory completion of an additional investment in the Company or growth of cash flow from operations is essential as the Company has no other alternative that will provide sufficient funds to meet current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Description of Business: Payment Data Systems, Inc. and its subsidiaries (collectively referred to as “the Company”), provide integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the automated clearinghouse (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been presented assuming the Company will continue as a going concern.

Reclassifications: Certain prior year amounts, none of which are significant, have been reclassified to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $38,000 and $12,000 at December 31, 2006 and 2005, respectively. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC. At December 31, 2006, the Company did not have any uninsured cash amounts. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company recorded bad debt expense of $26,059 and $10,000 and recorded bad debt write-offs of $278 and $936 to its allowance for doubtful accounts in 2006 and 2005, respectively. For the year ended December 31, 2006, 57% of total revenues were from sales to three customers. For the year ended December 31, 2005, 51% of total revenues were from sales to three customers.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets: The Company periodically reviews, on at least an annual basis, the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Reserve for Losses on Merchant Accounts: Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the customer through the merchant’s acquiring bank, and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $32,000 and $4,000 in advertising costs in 2006 and 2005, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock-Based Compensation: On January 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact to the Company for adopting SFAS 123(R) in 2006 was compensation cost of $700.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the year ended December 31, 2005.

2005
Net loss, as reported	$(1,195,690)

Less: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(89,332)

Pro forma net loss	$(1,285,022)

Net loss per common share:
Basic and diluted, as reported	$(0.04)
Basic and diluted, pro forma	$(0.04)

Net Loss Per Share: Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants and the convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Notes 10 and 11 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Recent Accounting Pronouncements: On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Standard No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123R effective January 1, 2006.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006, and does not expect its adoption to have a significant impact on its operations or financial position.

Note 2. Issuance of Common Stock

In January 2005, the Company’s Chief Executive Officer and Chief Financial Officer; President and Chief Operating Officer, and all other employees owed unpaid wages elected to receive common stock from the Company in lieu of a total of $179,000 in accumulated unpaid salary. The Company’s Board of Directors granted a total of 859,743 shares of common stock in exchange for the unpaid salaries. All shares were issued under the terms of the Company's Employee Comprehensive Stock Plan.

On March 28, 2005, the Company’s Board of Directors granted a total of 2,956,950 shares of common stock to employees and independent director as a long-term incentive and recorded $591,390 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant. The Company’s Board of Directors also granted a total of 50,000 shares of unrestricted common stock under the terms of the Company's Employee Comprehensive Stock Plan to certain employees and recorded $10,000 of compensation expense.

On December 29, 2005, the Company’s Board of Directors granted a total of 4,439,024 shares of common stock to employees as a long-term incentive valued at $364,000. The common stock is restricted and vests in ten years on the anniversary date of the grant. The Company’s Board of Directors also granted a total of 270,000 shares to independent contractors as a long-term incentive and recorded $22,140 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

On December 27, 2006, the Company’s Board of Directors granted a total of 9,392,277 shares of common stock to employees and independent director as a long-term incentive valued at $845,305. The common stock is restricted and vests in ten years on the anniversary date of the grant. The Company’s Board of Directors also granted a total of 120,000 shares to an independent contractor as a long-term incentive and recorded $10,800 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement and at its election, the Company may receive as much as $10 million in common stock purchases by Dutchess over the next three years. On August 11, 2004, the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the shares to be issued under the equity line of credit with Dutchess Private Equities Fund, LP. The Securities and Exchange Commission declared this amended registration statement effective on August 13, 2004. During the years ended December 31, 2006 and 2005, the Company sold 4,055,048 and 3,179,844 shares of its common stock, respectively, to Dutchess pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $452,021 and $597,162, respectively.

During the years ended December 31, 2006 and 2005, the Company issued a total of 1,510,582 and 1,146,339 shares of common stock, respectively, under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $176,862 and $209,948 of related expense, respectively. During the year ended December 31, 2006, the Company also issued 735,295 shares of restricted common stock to Carmen Electra under the terms of a license agreement with her and recorded $125,000 of expense. During the year ended December 31, 2005, the Company issued 300,000 shares of common stock to an independent contractor performing services for the Company. Such shares were issued pursuant to registration on Form S-8 of the Securities and Exchange Act of 1933, as amended. The Company recorded $64,500 of expense related to the issuance of this stock in 2005.

In April 2005, the Company issued 250,000 shares of common stock and received cash proceeds of $60,000 related to the exercise of stock warrants granted under the terms of a warrant agreement with Kubra Data Transfer, Ltd. During the year ended December 31, 2005, the Company issued 15,000 shares of common stock and received cash proceeds of $1,275 related to the exercise of stock options granted under the terms of its Comprehensive Employee Stock Plan.

Note 3. Property and Equipment

The following is a summary of property and equipment at December 31:

	2006	2005
Furniture and fixtures	$175,856	$175,856
Equipment	476,253	453,953
Software	312,510	265,780
Leasehold improvements	15,992	9,850
Total property and equipment	980,611	905,439
Less: accumulated depreciation	(822,995)	(742,839)

Net property and equipment	$157,616	$162,600

Note 4. Sale of Intangible Assets

In December 2005, the Company sold its bills.com domain name and related trademark to Alivio Holdings, LLC for cash consideration of $950,000 and realized a gain of $911,350 on the sale. The Company continued offering online payment processing services directly to consumers under a new domain name, www.billx.com, as well as through resellers, including Alivio. The Company’s existing customer base using bills.com for online payment services was retained and transitioned to the new billx.com domain name.

Note 5. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2006	2005

Accrued salaries	$ 238,277	$ 600,548
Reserve for merchant losses	167,520	33,552
Customer deposits	133,093	58,630
Accrued taxes	56,181	26,773
Accrued professional fees	14,167	39,140
Other accrued expenses	30,687	17,952

Total accrued expenses	$ 639,925	$ 776,595

Note 6. Operating Leases

The Company has a lease expiring October 31, 2009 for approximately 4,500 square feet that serves as the Company’s headquarters. Rental expense under the operating lease for the years ended December 31, 2006 and 2005 was $81,126 and $86,000, respectively. Future minimum lease payments required under the operating lease are as follows.

Year ending December 31,
2007	$81,126
2008	81,126
2009	67,605

Total minimum lease payments	$229,857

Note 7. Notes Payable

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

On August 21, 2006, the Company entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, the Company received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007, which represents an effective annual interest rate of 41%. The Company also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. The Company repaid this note in full on March 12, 2007.

Note 8. Related Party Transactions and Guarantees

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2006. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, the Company has refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on the Company’s preliminary analysis. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2006	2005

Gross deferred tax assets:
Warrant expense	$ 3,228,000	$ 3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	13,106,000	12,586,000
Other items	77,000	95,000
Total deferred tax assets	16,846,000	16,344,000

Gross deferred tax liabilities:
Depreciation and other items	53,000	25,000
Total deferred tax liabilities	53,000	25,000

Net deferred tax asset	16,793,000	16,319,000
Less: valuation allowance	(16,793,000)	(16,319,000)

Net deferred tax asset recorded	$ -	$ -

The Company has net operating loss carryforwards for tax purposes of approximately $38.5 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2006	2005
Tax (benefit) at statutory rate -- 34%	$ (474,755)	$ (406,535)
Change in valuation allowance	473,364	404,942
Permanent and other differences	1,391	1,593

Income tax expense	$ -	$ -

Note 10. Employment Benefit Plans

Stock Option Plans: The Board of Directors and stockholders approved the 1999 Employee Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) as well as restricted stock grants to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company has reserved 30,000,000 shares of its common stock for issuance pursuant to the Employee Plan.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders in 1999. Under the Director Plan, non-employee directors may be granted options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company has reserved 1,500,000 shares of its common stock for issuance pursuant to the Director Plan.

Option activity under the Employee Plan and Director Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2004	4,234,770	$ 0.78
Granted	1,575,000	0.08
Canceled	(278,600)	0.32
Exercised	(15,000)	0.09

Outstanding, December 31, 2005	5,516,170	0.61
Granted	-	-
Canceled	(15,000)	0.20
Exercised	-	-

Outstanding, December 31, 2006	5,501,170	$ 0.61

There was an aggregate of 21,018,377 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2006.

Summarized information about stock options outstanding is as follows at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	3,230,000	7.9 years	$0.11	3,230,000	$0.11
$0.18 - $0.26	859,500	6.0 years	$0.18	854,500	$0.18
$0.86 - $0.88	662,668	4.8 years	$0.86	662,668	$0.86
$1.88 - $2.07	334,001	4.0 years	$2.06	334,001	$2.06
$2.81 - $11.25	415,001	2.2 years	$3.85	415,001	$3.85
	5,501,170	6.6 years	$0.61	5,496,170	$0.61

The weighted average fair value of stock options at date of grant was $0.06 per option for options granted during 2005. There were no stock options granted during 2006. The fair value of each option granted was estimated using the Black-Scholes option-pricing model, utilizing the following assumptions:

2005
Dividend yield	None
Expected volatility	135%
Risk-free interest rate	4.38%
Expected life	2

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2006. There were no shares issued under the ESPP in 2006 or 2005.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company made no contributions during 2006 or 2005.

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

Outstanding vested warrants to purchase common stock were as follows at December 31, 2006:

Shares of Common Stock	Exercise Price	Expiration Date
2,179,121	$11.38	June 2, 2010
1,912,400	0.20	November 27, 2007
4,091,521

Note 12. Shareholder Rights Plan

On April 22, 2005, the Company’s Board of Directors declared a dividend of one right for each outstanding share of common stock. The rights were issued to shareholders of record on April 29, 2005 and will expire on April 29, 2009. Until the rights become exercisable, the rights will trade automatically with the common stock and separate rights certificates will not be issued. The rights will be exercisable only if a person or group acquires 20% or more of the Company’s common stock, whether through open market or private purchases or consummation of a tender or exchange offer, or announces an offer the consummation of which would result in such person or group owning 20% or more of the Company’s common stock. When the rights first become exercisable, each right will entitle the holder to purchase one share of common stock for $0.10, subject to adjustment. If the Company is involved in a merger or other business combination after a person or group has acquired 20% or more of its common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's shares having a market value of twice the exercise price of each right. If a person or group acquires 20% or more of the Company’s common stock, each right will entitle its holder to purchase a number of additional shares of common stock having a market value of twice the exercise price of each right.

Note 13. Common Stock Listing

The Company’s common stock began trading on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers (“NASD”) on December 3, 1998. The NASD adopted eligibility rules in 1999, which required clearance of comments by the SEC on all SEC filings. The Company filed its initial filing on Form 10 with the SEC on June 10,

1999 but, as of October 7, 1999, the SEC had not cleared its comment period. In accordance with the OTCBB's phase-in schedule for the new eligibility rules, the listing on the OTCBB was terminated. The Company’s common stock was quoted in the National Quotation Board's Electronic Pink Sheets until December 7, 1999, when the SEC cleared the comment period and the stock was relisted and traded on the OTCBB through March 13, 2000 at which time the stock was approved for trading on the NASDAQ Small Cap Market. Subsequently the stock was approved for trading on the NASDAQ National Market (“NNM”) on July 31, 2000, under the symbol “BLLS.” On February 4, 2003, the NNM delisted the Company’s common stock because the Company did not meet the requirements for continued listing on the NNM. The Company's common shares were immediately eligible for quotation on the OTCBB effective at opening of business on February 4, 2003. On July 29, 2003, the Company amended its Articles of Incorporation to change its name to Payment Data Systems, Inc. and began trading on the OTCBB under a new symbol, PYDS, on August 20, 2003.

Note 14. Legal Proceedings

On July 25, 2003, certain of the Company’s stockholders (those stockholders being Mike Procacci, Jr., Mark and Stefanie McMahon, Anthony and Lois Tedeschi, Donna and James Knoll, John E. Hamilton, III, William T. Hagan, Samuel A. Fruscione, Dana Fruscione-Penzone, Gia Fruscione, Alicia Fruscione, Joseph Fruscione, Robert Evans, John Arangio, Gary and JoAnne Gardner, Lee and Margaret Getson, G. Harry Bonham, Jr., Gary Brewer, Bob Lastowski, Robert Filipe, Mitchell D. Hovendick, Dr. John Diephold, Joseph Maressa, Jr., and Charles Brennan) commenced legal action against the Company, Ernst & Young, LLP, and certain of the Company’s current and former directors (including the executive officers named above) in the District Court of the 45th Judicial District, Bexar County, Texas. With respect to the Company and the current and former directors named in the suit, the plaintiffs alleged that the Company, acting through such directors, misstated in the Company’s 2000 and 2001 Form 10-Ks the Company’s ability to use for operational purposes the funds pledged as security for margin loans of certain of the Company’s executive officers, as discussed above in Note 8. The plaintiffs alleged and sought resulting economic and exemplary damages, rescission, interest, attorneys' fees and costs of court.

On November 9, 2005, the Company entered into a settlement agreement with all the plaintiffs named in the suit. Under the terms of the settlement, the plaintiffs dismissed the pending litigation, with prejudice, and released all claims against the Company, its current and former officers and directors, and the Company’s former auditors, Ernst & Young, LLP. Additionally, the Company reset the exercise price of 1,912,400 warrants to purchase the Company’s common stock held by the plaintiffs from $1.80 per share to a new exercise price of $0.20 per share. The Company also extended the expiration date of the warrants from November 27, 2006 to November 27, 2007. The Company recorded a non-cash expense of $151,309 in the quarter ended September 30, 2005 as a result of the modification of the warrant terms. The Company is not paying any other economic consideration to fund this settlement.

Note 15.  Subsequent Events

Subsequent to December 31, 2006 and through March 16, 2007, the Company sold 1,156,600 shares of unregistered common stock to Dutchess Private Equities Fund, LP pursuant to the equity line of credit (see Note 2) and received total proceeds, net of issuance costs, of $104,927.

On January 18, 2007, the Company sold 3,000,000 shares of restricted common stock to Robert D. Evans, an individual investor, for a total offering price of $255,000 under a Stock Purchase Agreement. On March 1, 2007, the Company sold an additional 5,000,000 shares of restricted common stock to Robert D. Evans for a total offering price of $500,000 pursuant to a Stock Purchase Agreement.

On February 27, 2007, the Company executed employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, and subsequently issued a total of 3,000,000 shares of common stock to each under the terms of their respective employment agreements, for which the Company recorded $107,000 of expense and $535,000 of deferred compensation.

On February 28, 2007, the Company’s Board of Directors amended the terms of the Common Stock Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Company amended the definition of an Acquiring Person in the Rights Agreement to mean any Person who or which shall be the Beneficial Owner of 20% or more of the shares of Common Stock then outstanding and amended the definition of Purchase Price in the Rights Agreement to be $0.10 for each share of Common Stock issued pursuant to the exercise of a Right.

Under the terms of the note payable to Dutchess (see Note 7), the Company agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. On March 9, 2007, the Company received $500,000 in readily available funds from our sale of 5,000,000 shares of common stock on March 1, 2007, which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, the Company prepaid the balance of the note in full on March 12, 2007 in the amount of $300,734.

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

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

There is incorporated in this Item 9, by reference, that portion of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which appears therein under the captions “Election of Director,” “Committees of the Board of Directors and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 10. EXECUTIVE COMPENSATION.

There is incorporated in this Item 10, by reference, that portion of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which appears under the caption “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is incorporated in this Item 11, by reference, that portion of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which appears under the caption “Security Ownership of Certain Beneficial Owners and Management.”

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

4.5

Rights Agreement between the Company and American Stock Transfer & Trust Company, dated February 28, 2007 (included as exhibit 4.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.1

Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2

Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3

Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4

Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.8 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.5

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

10.7

Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 24, 2004 (included as exhibit 10.1 to the Form 8-K filed September 2, 2004, and incorporated herein by reference).

10.8

Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.9

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

23.1

Consent of Akin Doherty Klein & Feuge, P.C., Independent Auditors.

31.1

Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is incorporated in this Item 14, by reference, that portion of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which appears under the caption “Fees Paid to the Independent Accountant.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2007		Payment Data Systems, Inc.

		By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

By:	/s/ Peter G. Kirby
Peter G. Kirby
Director