Form 10QSB
period 2007-03-31
PAYMENT DATA SYSTEMS INC
filed 2007-05-15
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-30152

Payment Data Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 1, 2007, 70,351,982 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes __  No  X

PAYMENT DATA SYSTEMS, INC.

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2007
and December 31, 2006

3

Consolidated Statements of Operations for the three months
ended March 31, 2007 and 2006

4

Consolidated Statements of Cash Flows for the three months
ended March 31, 2007 and 2006

5

Notes to Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

9

Item 3.

Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

PART I – FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$318,202	$198,759
Accounts receivable, net	100,144	89,021
Prepaid expenses and other	26,865	129,441
Total current assets	445,211	417,221

Property and equipment, net	157,271	157,616
Other assets	26,693	26,693

Total assets	$629,175	$601,530

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$112,451	$131,055
Accrued expenses	502,821	639,925
Note payable	-	359,280
Deferred revenue	59,940	36,434
Total current liabilities	675,212	1,166,694

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 70,175,982 and 44,879,005 issued and outstanding	70,176	44,879
Additional paid-in capital	53,142,412	50,736,455
Deferred compensation	(1,889,347)	(588,775)
Accumulated deficit	(51,369,278)	(50,757,723)
Total stockholders’ equity (deficit)	(46,037)	(565,164)

Total liabilities and stockholders’ equity (deficit)	$629,175	$601,530

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Revenues	$633,196	$348,010

Operating expenses:
Cost of services	524,115	298,382
Selling, general and administrative	542,155	443,830
Depreciation and amortization	17,577	21,467
Total operating expenses	1,083,847	763,679

Operating loss	(450,651)	(415,669)

Other income (expense):
Interest income	348	189
Interest expense	(66,264)	(10,477)
Other income (expense)	(94,988)	-
Total other income (expense)	(160,904)	(10,288)

Loss from operations before income taxes	(611,555)	(425,957)
Income taxes	-	-

Net loss	$(611,555)	$(425,957)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	58,335,693	36,149,686

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net loss	$(611,555)	$(425,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,577	21,467
Non-cash issuance of common stock	107,000	198,375
Deferred compensation	90,533	60,228
Amortization of debt discount	57,388	-
Changes in current assets and current liabilities:
Accounts receivable	(11,123)	(96,981)
Prepaid expenses and other	102,576	(249,700)
Deferred revenue	23,506	79,883
Accounts payable and accrued expenses	(155,708)	(16,649)

Net cash used in operating activities	(379,806)	(429,334)

Investing activities:
Purchases of property and equipment	(17,232)	(23,691)

Net cash used in investing activities	(17,232)	(23,691)

Financing activities:
Principal payments for notes payable	(416,668)	-
Issuance of common stock, net of issuance costs	933,149	209,143

Net cash provided by financing activities	516,481	209,143

Change in cash and cash equivalents	119,443	(243,882)

Cash and cash equivalents, beginning of period	198,759	378,098

Cash and cash equivalents, end of period	$318,202	$134,216

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

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 2.  Stock-Based Compensation

During the quarter ended March 31, 2007, the Company issued a total of 9,392,277 shares of common stock granted to employees on December 27, 2006 as a long-term incentive for which it recorded $845,305 of deferred compensation. The common stock is restricted and vests on December 27, 2016. The Company also issued a total of 120,000 shares granted to an independent contractor on December 27, 2006 as a long-term incentive for which it recorded $10,800 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

On February 27, 2007, the Company executed employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, and subsequently issued 500,000 shares of common stock to each as a signing bonus under the terms of their respective employment agreements, for which the Company recorded $107,000 of expense. The Company also issued 2,500,000 shares of common stock to each as a long-term incentive under the terms of their respective employment agreements, for which the Company recorded $535,000 of deferred compensation. The incentive stock is restricted and vests annually over five years in increments of 500,000 shares beginning on February 28, 2009.

Note 3.  Note Payable

On August 21, 2006, the Company entered into a zero-discount promissory note with Dutchess Private Equities Fund, LP (“Dutchess”). Pursuant to the terms of the promissory note, the Company received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007. In addition, the Company agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. The balance of the note payable was $359,280 on December 31, 2006. On March 9, 2007, the Company received $500,000 in readily available funds from our sale of 5,000,000 shares of common stock on March 1, 2007, which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, the Company prepaid the balance of the note in full on March 12, 2007 in the amount of $300,734.

Note 4.  Equity Line of Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess. Under the terms of the agreement and at its election, the Company may receive as much as $10 million in common stock purchases by Dutchess through August 13, 2007. During the quarter ended March 31, 2007, the Company sold 1,784,700 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $169,273.

Note 5.  Issuance of Capital Stock

On January 18, 2007, the Company sold 3,000,000 shares of restricted common stock to Robert D. Evans, an individual investor, for a total offering price of $255,000 under a Stock Purchase Agreement. On March 1, 2007, the Company sold an additional 5,000,000 shares of restricted common stock to Robert D. Evans for a total offering price of $500,000 pursuant to a Stock Purchase Agreement.

Note 6.  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

Note 7.  Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2007. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, the Company has refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on the Company’s preliminary analysis. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Note 8. Shareholder Rights Plan

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

Note 9.  Subsequent Events

Subsequent to March 31, 2007 and through May 1, 2007, the Company sold 176,000 shares of its common stock pursuant to the equity line of credit (see Note 4) and received total proceeds, net of issuance costs, of $20,516.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Except for the historical information contained herein, the matters discussed in this Form 10-QSB include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-KSB for the year ended December 31, 2006 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-QSB are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2007, we have an accumulated deficit of $51.4 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2007, our card merchant processing loss reserve was $186,219. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We charged bad debt expense of $26,059 and recorded bad debt write-offs of $278 against our allowance for doubtful accounts in 2006. At March 31, 2007, the balance of the allowance for doubtful accounts was approximately $38,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2006 or during the quarter ended March 31, 2007.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2007 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2006, we had available net operating loss carryforwards of approximately $38.5 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2007 increased 82% to $633,196 from $348,010 for the quarter ended March 31, 2006. The increase from the prior year quarter was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. Revenues generated by our billx.com online payment service for the first quarter of 2007 decreased from the prior year quarter due to a decrease in the average number of consumers subscribing to the service. The monthly average number of such consumers decreased to 1,009 in the first quarter of 2007 from 1,623 in the first quarter of 2006. We expect our total revenues to increase as we anticipate growth in the volume of card transactions and additional merchant customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $524,115 and $298,382 for the quarters ended March 31, 2007 and 2006, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $542,155 for the quarter ended March 31, 2007, from $443,830 for the first quarter of 2006. The increase from the prior year quarter was principally due to $107,000 of non-cash expense related to a total of 1,000,000 shares of registered common stock issued to executives in March 2007 as signing bonuses under their respective employment agreements.

Depreciation and amortization decreased to $17,577 for the quarter ended March 31, 2007, as compared to $21,467 for the first quarter of 2006. This decrease was primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2006. We capitalized $17,232 of computer hardware and software purchased during the quarter ended March 31, 2007 and anticipate making additional capital expenditures of approximately $120,000 over the remaining nine months of 2007.

Net other expense increased to $160,904 for the quarter ended March 31, 2007, from $10,288 for the first quarter of 2006. The increase from the prior year quarter was attributable to $152,376 of interest expense and financing costs incurred in the quarter ended March 31, 2007 related to our note payable to Dutchess.

Net loss increased to $611,555 for the quarter ended March 31, 2007 from $425,957 for the prior year quarter. Net loss increased from the prior year quarter as a result of the increase in selling, general and administrative expenses and net other expense as discussed. We expect our net loss in the second quarter to decrease from the first quarter of 2007 as we anticipate an increase in revenues and do not expect to incur any debt-related expenses.

Liquidity and Capital Resources

At March 31, 2007, we had $318,202 of cash and cash equivalents, compared to $198,759 of cash and cash equivalents at December 31, 2006. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic alternatives.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we may elect to receive as much as $10 million from Dutchess in common stock purchases through August 13, 2007. Through March 31, 2007, we have sold a total of 10,729,967 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,547,285. Since our present equity line of credit with Dutchess is expiring in August 2007, we are currently negotiating the terms of a similar equity line of credit.

On January 18, 2007, we sold 3,000,000 shares of restricted common stock to Robert D. Evans, an individual investor, for a total offering price of $255,000 under a Stock Purchase Agreement. On March 1, 2007, we sold an additional 5,000,000 shares of restricted common stock to Robert D. Evans for a total offering price of $500,000 pursuant to a Stock Purchase Agreement.

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

Net cash used in operating activities was $379,806 and $429,334 for the quarter ended March 31, 2007 and 2006, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $17,232 and $23,691 for the quarter ended March 31, 2007 and 2006, respectively, and reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $120,000 during the remaining nine months of 2007.

Net cash provided by financing activities of $516,481 for the quarter ended March 31, 2007 resulted from receiving $933,149 in net proceeds from the issuance of common stock, including $755,000 from private placements, and making payments of $416,668 under our note payable. Net cash provided by financing activities of $209,143 for the quarter ended March 31, 2006 represented the net proceeds from the issuance of common stock under our equity line of credit.

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

PART II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at March 31, 2007. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2007, we sold 3,000,000 shares of our common stock to Robert D. Evans pursuant to a Stock Purchase Agreement and received total proceeds, net of issuance costs, of $255,000. On March 1, 2007, we sold 5,000,000 shares of our common stock to Robert D. Evans pursuant to a Stock Purchase Agreement and received total proceeds, net of issuance costs, of $500,000.

During the quarter ended March 31, 2007, we sold 1,784,700 shares of our common stock to Dutchess Private Equities Fund, Ltd. pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $169,273.

On March 8, 2007, we issued 2,500,000 shares each to Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, as a long-term incentive under the terms of their respective employee agreements for which we recorded a total of $535,000 of deferred compensation.

The shares were sold in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

•

the sales were made to sophisticated or accredited investors, as defined in Rule 502;

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

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2007, a majority of votes representing 51.1% of votes cast by holders of our common stock executed a written consent in favor of amending our Amended and Restated Articles of Incorporation to remove language that allows a record holder or holders of at least ten percent of all shares entitled to vote at the meeting to call a special meeting of the stockholders. Once that language is removed from our Amended and Restated Articles of Incorporation, Nevada state law permits shareholders to take action with regard to our Company when those stockholders represent over 50% of the ownership of our stock.

Item 5.

OTHER INFORMATION

Not Applicable.

Item 6.

EXHIBITS

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

Date: May 15, 2007		Payment Data Systems, Inc.

	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

17