Form 10QSB
period 2007-06-30
PAYMENT DATA SYSTEMS INC
filed 2007-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 72,310,703 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___ No  X

PAYMENT DATA SYSTEMS, INC.

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2007
and December 31, 2006

3

Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006

4

Consolidated Statements of Cash Flows for the six months
ended June 30, 2007 and 2006

5

Notes to Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

10

Item 3.

Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,200	$198,759
Accounts receivable, net	95,231	89,021
Prepaid expenses and other	43,447	129,441
Total current assets	391,878	417,221
Property and equipment, net	142,644	157,616
Other assets	26,693	26,693
Total assets	$561,215	$601,530

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$145,022	$131,055
Accrued expenses	596,851	639,925
Note payable	-	359,280
Deferred revenue	22,377	36,434
Total current liabilities	764,250	1,166,694

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 71,006,845 and 44,879,005 issued and outstanding	71,007	44,879
Additional paid-in capital	53,218,703	50,736,455
Deferred compensation	(1,780,366)	(588,775)
Accumulated deficit	(51,712,379)	(50,757,723)
Total stockholders’ equity (deficit)	(203,035)	(565,164)
Total liabilities and stockholders’ equity (deficit)	$561,215	$601,530

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$761,935	$539,615	$1,395,131	$887,625
Operating expenses:
Cost of services	608,007	404,956	1,132,122	703,338
Selling, general and administrative	473,981	433,611	1,016,136	877,441
Depreciation and amortization	19,609	20,891	37,186	42,358
Total operating expenses	1,101,597	859,458	2,185,444	1,623,137
Operating loss	(339,662)	(319,843)	(790,313)	(735,512)
Other income (expense):
Interest income	220	54	568	243
Interest expense	(3,659)	(8,364)	(69,923)	(18,841)
Other income (expense)	-	-	(94,988)	-
Total other income (expense)	(3,439)	(8,310)	(164,343)	(18,598)
Loss from operations before income taxes	(343,101)	(328,153)	(954,656)	(754,110)
Income taxes	-	-	-	-
Net loss	$(343,101)	$(328,153)	$(954,656)	$(754,110)

Basic and diluted net loss per common share:	$0.00	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding	70,462,646	41,695,994	64,432,669	38,938,161

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(954,656)	$(754,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	15,000
Depreciation	37,186	42,358
Non-cash stock compensation	118,084	130,556
Deferred compensation	199,514	120,456
Amortization of debt discount	57,388	-
Changes in current assets and current liabilities:
Accounts receivable	(6,210)	(87,990)
Prepaid expenses and other	85,994	(144,570)
Deferred revenue	(14,057)	4,555
Accounts payable and accrued expenses	(36,191)	65,542
Net cash used in operating activities	(512,948)	(608,203)
Investing activities:
Deposits, net	-	10,000
Purchases of property and equipment	(22,214)	(43,467)
Net cash used in investing activities	(22,214)	(33,467)
Financing activities:
Principal payments for notes payable	(416,668)	-
Issuance of common stock, net of issuance costs	1,006,271	376,484
Net cash provided by financing activities	589,603	376,484
Change in cash and cash equivalents	54,441	(265,186)
Cash and cash equivalents, beginning of period	198,759	378,098
Cash and cash equivalents, end of period	$253,200	$112,912

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

During the quarter ended June 30, 2007, the Company issued a total of 44,445 shares of common stock under the terms of its Comprehensive Employee Stock Plan to an independent contractor providing consulting services to the Company for which it recorded $4,000 of related expense.

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

Note 4.  Equity Line of Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess. Under the terms of the agreement and at its election, the Company may receive as much as $10 million in common stock purchases by Dutchess through August 13, 2007. During the six months ended June 30, 2007, the Company sold 2,571,118 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $238,736.

On June 11, 2007, the Company entered into an agreement for a new equity line of credit with Dutchess. Under the terms of the new agreement, at its election the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on June 22, 2007 to register the resale of these shares (see Note 10). As of August 14, 2007, the SEC had not declared the registration statement effective.

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

At June 30, 2007, the Company had approximately $17,000,000 in unrecognized tax benefits (deferred tax assets for which a valuation allowance has been provided). The years ended December 31, 2002 through December 31, 2006 remain subject to examination by authorities. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of June 30, 2007, the Company had not accrued any interest related to uncertain tax provisions.

Note 7.  Net Loss Per Share

Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Dilutive securities, which consist of stock options and warrants and convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was anti-dilutive.

Note 8.  Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2007. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. The Company may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, the Company has refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on the Company’s preliminary analysis. The Company has not pursued the outstanding repayment obligation of Mr. Jones because the Company does not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, the Company estimates that it would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, the Company also anticipates difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

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

Note 10.  Subsequent Events

Subsequent to June 30, 2007 and through August 1, 2007, the Company sold 1,237,191 shares of its common stock pursuant to the equity line of credit (see Note 4) and received total proceeds, net of issuance costs, of $106,402.

On August 7, 2007, the Company filed an amended registration statement on Form SB-2 with the SEC to register the resale of the shares to be issued under the equity line of credit with Dutchess. As of August 14, 2007, the registration statement has not yet been declared effective by the SEC.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2007, we have an accumulated deficit of $51.7 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and our ability to continue as a going concern. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2007, our card merchant processing loss reserve was $209,220. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. We charged bad debt expense of $26,059 and recorded bad debt write-offs of $278 against our allowance for doubtful accounts in 2006. At June 30, 2007, the balance of the allowance for doubtful accounts was approximately $38,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2006 or during the six months ended June 30, 2007.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2007 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2006, we had available net operating loss carryforwards of approximately $38.5 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2007 increased 41% to $761,935 from $539,615 for the quarter ended June 30, 2006. Revenues for the six months ended June 30, 2007 increased 57% to $1,395,131 from $887,625 for the six months ended June 30, 2006. The increases from the prior year periods was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. Revenues generated by our billx.com online payment service for the first quarter and six months of 2007 decreased from the prior year periods due to a decrease in the average number of consumers subscribing to the service and we expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with the service is successful in generating subscriber growth. The monthly average number of such consumers decreased to 976 in the first six months of 2007 from 1,441 in the first six months of 2006. We expect our total revenues to increase as we anticipate growth in the volume of card transactions and additional merchant customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third party payment processors and fees paid to such third party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $608,007 and $404,956 for the quarters ended June 30, 2007 and 2006, respectively, and $1,132,122 and $703,338 for the six months ended June 30, 2007 and 2006, respectively. The increase from the prior year periods was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $473,981 for the quarter ended June 30, 2007, from $433,611 for the first quarter of 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 increased to $1,016,136 from $877,441 for the six months ended June 30, 2006. The increase from the prior year periods was principally due to $69,687 and $199,916 of non-cash expense incurred for the quarter and six months ended June 30, 2007, respectively, related to signing and annual bonuses under executive employment agreements executed in March 2007.

Depreciation and amortization decreased to $19,609 for the quarter ended June 30, 2007, as compared to $20,891 for the first quarter of 2006. Depreciation and amortization for the six months ended June 30, 2007 decreased to $37,186 from $42,358 for the six months ended June 30, 2006. These decreases from prior periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2006. We capitalized $22,214 of computer hardware and software purchased during the quarter ended June 30, 2007 and anticipate making additional capital expenditures of approximately $100,000 over the remaining six months of 2007.

Net other expense decreased to $3,439 for the quarter ended June 30, 2007, from $8,310 for the second quarter of 2006. The decrease from the prior year quarter was attributable to lower interest expense incurred in the quarter ended June 30, 2007 due to a lower volume of puts under our equity line of credit with Dutchess. Net other expense increased to $164,343 for the six months ended June 30, 2007 from $18,598 for the six months ended June 30, 2006. The increase from the prior year period was attributable to $152,376 of interest expense and financing costs related to our note payable to Dutchess that was repaid in March 2007.

Net loss increased to $343,101 for the quarter ended June 30, 2007 from $328,153 for the prior year quarter and increased to $954,656 for the six months ended June 30, 2007 from $754,110 for the prior year comparable period. Net loss increased from the prior year quarter as a result of the increase in selling, general and administrative expenses as discussed. Net loss increased from the prior year period as a result of the increase in net other expense and selling, general and administrative expenses as discussed.

Liquidity and Capital Resources

At June 30, 2007, we had $253,200 of cash and cash equivalents, compared to $198,759 of cash and cash equivalents at December 31, 2006. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic equity financing alternatives such as a private placement or equity line of credit.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we could have elected to receive as much as $10 million from Dutchess in common stock purchases through August 13, 2007. Through June 30, 2007, we sold a total of 11,265,445 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,628,210. Since February 2004, we have also received $1,620,000 from Dutchess pursuant to promissory notes and issued 1,692,000 shares of our common stock valued at $235,469 and made note repayments of $1,913,000 to Dutchess.

On June 11, 2007, we entered into an agreement for a new equity line of credit with Dutchess. Under the terms of the new agreement, at our election we may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. We filed a registration statement on Form SB-2 with the SEC on June 22, 2007 to register the resale of these share and filed an amended registration statement on August 7, 2007. As of August 14, 2007, the registration statement has not yet been declared effective by the SEC.

On January 18, 2007, we sold 3,000,000 shares of restricted common stock to Robert D. Evans, an individual investor, for a total offering price of $255,000 under a Stock Purchase Agreement. On March 1, 2007, we sold an additional 5,000,000 shares of restricted common stock to Robert D. Evans for a total offering price of $500,000 pursuant to a Stock Purchase Agreement.

On August 21, 2006, we entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, we received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007. We also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement that we file. Dutchess waived its right to include these shares in the registration statement we filed on June 22, 2007. Under the terms of the note, we agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. On March 9, 2007, we received $500,000 in readily available funds from a sale of 5,000,000 shares of common stock on March 1, 2007 in a private placement, which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, we prepaid the balance of the note in full on March 12, 2007 in the amount of $300,734.

The satisfactory completion of additional sales of common stock to private investors or under our equity line of credit, borrowing funds, or growth of cash flow from operations is essential to provide sufficient cash flows to meet our current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds, on acceptable terms, or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Net cash used in operating activities was $512,948 and $608,203 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $22,214 and $33,467 for the six months ended June 30, 2007 and 2006, respectively, and primarily reflected capital expenditures for computer hardware and software. We anticipate making capital expenditures of approximately $100,000 during the remaining six months of 2007.

Net cash provided by financing activities of $589,603 for the six months ended June 30, 2007 resulted from receiving $1,006,271 in net proceeds from the issuance of common stock, including $755,000 from private placements, and making payments of $416,668 under our note payable. Net cash provided by financing activities of $376,484 for the six months ended June 30, 2006 represented the net proceeds from the issuance of common stock under our equity line of credit.

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

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at June 30, 2007. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we sold 786,418 shares of our common stock to Dutchess Private Equities Fund, Ltd. pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $69,463.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 17, 2007, the following matters were approved by stockholders as indicated:

1.

To elect director Michael R. Long to serve until the 2010 Annual Meeting of Stockholders.

For:	60,577,098
Withheld:	690,586

2.

To ratify the appointment of Akin, Doherty, Klein & Fuege, P.C., certified public accountants, as the independent auditors of the Company for the year ending December 31, 2007.

For:	60,907,027
Against:	325,097
Abstain:	35,558

The following directors continued their term of office subsequent to the Annual Meeting: Michael R. Long, Louis A. Hoch and Peter G. Kirby.

Item 5.  OTHER INFORMATION

None.

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

10.9

Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated June 11, 2007 (included as exhibit 10.1 to the Form 8-K filed June 15, 2007, and incorporated herein by reference).

10.10

Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated June 11, 2007 (included as exhibit 10.2 to the Form 8-K filed June 15, 2007, and incorporated herein by reference).

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

Date: August 14, 2007		Payment Data Systems, Inc.

	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)