Form 10-K
period 2007-12-31
PAYMENT DATA SYSTEMS INC
filed 2008-03-27
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

PAYMENT DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-30152	98-0190072
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

12500 San Pedro, Ste. 120, San Antonio, TX 78216

(Address of Principal Executive Office) (Zip Code)

(210) 249-4100

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share.

(Title of class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's second fiscal quarter, was approximately $3,542,550 based on the closing price reported on such date of the registrant's common stock.

As of March 20, 2008, the number of outstanding shares of the registrant's common stock was 80,969,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.

BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse processing and credit and debit card-based processing services. The Automated Clearinghouse Network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and provides for the clearing of electronic payments between participating financial institutions. Our Automated Clearinghouse processing services enable merchants or businesses to both disburse or collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the Automated Clearinghouse network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone.

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

Industry Background

The use of non-paper based forms of payment by consumers in the United States, such as credit and debit cards, has steadily increased over the past several years. According to the 2007 Federal Reserve Payments Study, the number of electronic payment transactions totaled 62.7 billion in 2006 while the number of checks paid totaled 30.6 billion. Electronic payments now exceed two-thirds of all non-cash payments and are being used more frequently in transactions where paper checks or cash were used in the past. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

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

Growth in Online Transactions

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2007 were $136.4 billion, an increase of 19% from $114.6 billion in 2006. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

Products and Services

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of a customer's payment data can be stored in one place to facilitate efficient data retrieval and analysis. We outsource our Automated Clearinghouse transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

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

In addition to these acquiring services, we are also aggressively developing and marketing prepaid gift cards and personal spending debit cards. In December 2005, we signed an agreement with MetaPayments Systems, a division of MetaBank, a federally chartered bank, to be our issuing bank for select prepaid debit card programs running on the various card associations and debit networks. We also entered into an agreement in February 2006 with a third-party provider to provide us with backend card processing services for our debit card processing platform. We are working with MetaPayments to develop a series of competitive celebrity, gift, and personal spending card programs. In August 2007, we officially launched our Natalie Gulbis Gift MasterCard program, which features Natalie Gulbis, and we also have other debit card programs currently in development. As one of the young stars on the Ladies Professional Golf Association Tour, Natalie Gulbis is in the top five of the most marketable young athletes, according to the January 2007 issue of Advertising Age.

We also operate a consumer web site focused on providing bill payment services under the domain name www.billx.com and manage all of the related back-end processing through our own proprietary processing engine. Consumers subscribe to the payment service and are allowed to make a certain number of payments each month for a flat monthly fee and are assessed a separate fee for any additional payments made over the limit. Our online payment processing service seeks to provide consumers with an efficient and secure interface for paying and managing bills via the Internet. We also sell this payment portal service as a private label solution to online financial services providers looking to provide online bill payment capabilities as part of their service offering to consumers. We also offer this service to other debit card issuers, as we are able to utilize the bill payment component of this service for payments made via debit cards, a patented process for which we own a perpetual license.

Relationships with Sponsors and Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for Automated Clearinghouse transactions, we must maintain a relationship with an Originating Depository Financial Institution in the Automated Clearinghouse Network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. The third-party provider that handles our Automated Clearinghouse processing maintains a relationship with several Originating Depository Financial Institutions on our behalf. Similarly, in order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. We have an agreement with TriSource Solutions, LLC through which their member bank sponsors us for membership in the Visa and MasterCard card associations and settles card transactions for our merchants. This agreement may be terminated by the processor if we materially breach the agreement and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy.

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

Customers

The majority of our customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 922 in 2007 from 1,276 in 2006.

Our other customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 347 customers at December 31, 2007 from 201 customers at December 31, 2006. Services provided to Lexicon Marketing, Protection One, Calsurance and YMCA of Louisville accounted for approximately 28%, 8%, 8% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2007. Services provided to Lexicon Marketing, Online Supplier and YMCA of Louisville accounted for approximately 27%, 24% and 6%, respectively, of our total consolidated revenues for the year ended December 31, 2006.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing Company, and Global Payments Inc., that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Trademarks

We own federally registered trademarks on the marks Payment Data Systems, Inc. and Payment Data Systems, Inc. and design. We have also secured domain name registrations for billx.com, billxpress.com, billhelp.com, paymentdatasystems.com, paymentdata.org and paymentdata.com. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Patent

In April 2006, we were awarded Patent Number 7,021,530 from the U.S. Patent Office for the technology and method for managing and processing bill payment via a stored-value debit card, check card, signature debit card, PIN-based card or ATM card from a variety of access points. The debit card technology for which we received patent protection allows a cardholder to use their debit or ATM card to pay local, national, or international bills with the card from their electronic balance. Because it does not require linkage to a traditional checking or savings account, this new debit technology is unique in that it allows for use by “unbanked” consumers.

On January 11, 2008, we signed an agreement to sell selected patents and patent applications to PCT Software Data, LLC, including U.S. Patent Number 7,021,530. On January 17, 2008, we completed the sale of selected patents and patent applications to PCT Software Data, LLC for net proceeds of approximately $750,000. The patents and patent applications sold relate to bill payments made with debit and stored value cards. We retained a worldwide, non-exclusive license under the patents for use with all current and future customers.

Employees

As of December 31, 2007, we had 8 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this prospectus. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

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

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2007, our accumulated deficit was $52,479,336.

If our security applications are not sufficient to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.

Our use of applications designed for premium data security and integrity to process electronic transactions may not be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations in the event of the loss of confidential card information. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

If we do not adapt to rapid technological change, our business may fail.

Our success depends on our ability to develop new and enhanced services and related products that meet changing customer needs. The market for our services, however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail.

We rely on our relationship with the Automated Clearinghouse Network and if the Federal Reserve rules were to change, our business could be adversely affected.

We have a contractual relationship with a third-party provider, which maintains a relationship with multiple Originating Depository Financial Institutions in the Automated Clearinghouse Network. The Automated Clearinghouse Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the Automated Clearinghouse Operating Rules and Guidelines. Through our relationship with this third-party provider, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed Automated Clearinghouse format. We pay volume-based fees to the third-party provider for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our cost structure. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearinghouse, our business could be materially adversely affected.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa and MasterCard credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third-party processing provider, TriSource Solutions, LLC, or our bank sponsor, Merrick Bank, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. Also, our contract with these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we are unable to obtain another provider or sponsor at similar costs. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

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

Our software products could contain errors or "bugs" that could adversely affect the performance of services or damage a user's data. We attempt to limit our potential liability for warranty claims through technical audits and limitation-of-liability provisions in our customer agreements. However, these measures may not be effective in limiting our exposure to warranty claims. We have not experienced a significant increase in software errors or warranty claims. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to our processing system. If our software fails, and we need to replace or repair it, or we become subject to warranty claims, our costs could significantly increase.

Our business strategy includes identifying businesses and assets to acquire, and if we cannot integrate acquisitions into our company successfully, we may not become profitable.

Our success partially depends upon our ability to identify and acquire undervalued businesses and merchant portfolios within our industry. Although we believe that there are companies and portfolios available for potential acquisition that might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow and we may not achieve or sustain profitability.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the Patriot Act. Banking related provisions of the Patriot Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Meta Payments Systems, a division of MetaBank, a federally chartered savings bank that is the issuing bank for our debit card programs, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2007, our closing stock price fluctuated between $0.05 and $0.14. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our Investment Agreement with Dutchess.

The sale of shares pursuant to our Investment Agreement with Dutchess may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

Dutchess will pay less than the then-prevailing market price of our common stock, which could cause the price of our common stock to decline.

Our common stock to be issued under our Investment Agreement with Dutchess will be purchased at a 5% discount to the lowest closing best bid price during the five days immediately following our notice to Dutchess of our election to exercise our put right. Dutchess has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess sells our shares, the price of our stock could decrease. If our stock price decreases, Dutchess may have a further incentive to sell the shares of our common stock that it holds. The discounted sales under our Investment Agreement with Dutchess could cause the price of our common stock to decline.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities

We have adopted certain measures that may make it more difficult for a third-party to acquire control of our company.

Our Board of Directors is classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for our company. We have also instituted a stockholders rights plan that serves to help prevent a hostile takeover of our company.

ITEM 2.

PROPERTIES.

As of December 31, 2007, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease expires in October 2009 and calls for annual rent of $81,126. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2007. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, Mr. Long and Mr. Hoch each made the first annual payment to us pursuant to their respective employment agreements. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the ticker symbol PYDS on the Over-the-Counter Bulletin Board.

The following table sets forth for the quarterly periods indicated the range of high and low bid prices of our common stock as reported on the Over-the-Counter Bulletin Board:

	High	Low
2007
First Quarter	$ 0.14	$ 0.08
Second Quarter	$ 0.14	$ 0.07
Third Quarter	$ 0.10	$ 0.07
Fourth Quarter	$ 0.08	$ 0.04

2006
First Quarter	$ 0.20	$ 0.08
Second Quarter	$ 0.16	$ 0.08
Third Quarter	$ 0.19	$ 0.07
Fourth Quarter	$ 0.17	$ 0.08

Holders

As of March 20, 2008, 80,969,483 shares of our common stock are issued and outstanding. As of March 20, 2008, there were approximately 3,500 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities Remaining available for future issuance under compensation plan
Employee Comprehensive Stock Plan approved by stockholders	2,979,833	$ 0.24	14,515,610

Non-Employee Director Plan approved by stockholders	858,003	$ 1.20	641,997

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2007, we sold 1,273,413 shares of our common stock to Dutchess Private Equities Fund, LP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $65,259.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share

December 1-31, 2007	2,347,355[1]	$ 0.075

(1)

Shares were acquired in satisfaction of the repayment obligations of Mr. Long and Mr. Hoch pursuant to their respective employment agreements with us.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of December 31, 2007, we have an accumulated deficit of approximately $52.5 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2007, our card merchant processing loss reserve was $209,220. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2007, we did not charge any bad debt expense and recorded bad debt write-offs of $5,675 against our allowance for doubtful accounts. We charged bad debt expense of $26,059 and recorded bad debt write-offs of $278 against our allowance for doubtful accounts in 2006. At December 31, 2007 and 2006, the balance of the allowance for doubtful accounts was approximately $32,000 and $38,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2007 or 2006.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2007 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2007, we had available net operating loss carryforwards of approximately $40.1 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2007 increased 20% to $3,036,554 from $2,522,572 for 2006. The increase from the prior year was primarily attributable to the increase in revenues generated from credit card-based processing services due to increased transaction volume. The monthly average number of consumers using our billx.com online payment service decreased to 922 in 2006 from 1,276 in 2006. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with the service is successful in generating subscriber growth. We expect our total revenues to increase as we anticipate continued growth in the volume of card transactions and additional merchant customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $2,481,126 and $2,021,051 for 2007 and 2006, respectively. The increase from the prior year was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Selling, general and administrative expenses increased to $2,027,364 in 2007 from $1,673,089 for 2006. The increase from the prior year was principally due to $434,484 of non-cash compensation expense incurred in 2007 related to signing and annual bonuses payable in common stock under executive employment agreements executed in February 2007.

Depreciation and amortization was $75,531 and $80,157 for 2007 and 2006, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2007. We capitalized $29,987 of computer hardware and software purchased during 2007.

Net other expense was $174,146 in 2007 compared to net other expense of $144,613 in 2006. The increase from the prior year period was attributable to an increase of $113,281 of interest expense and financing costs related to our note payable to Dutchess that was repaid in March 2007.

Net loss increased to $1,721,613 in 2007 from $1,396,338 in 2006, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2007, we had $115,597 of cash and cash equivalents, compared to $198,759 of cash and cash equivalents at December 31, 2006. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

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

On June 11, 2007, we entered into an agreement for a new equity line of credit with Dutchess. Under the terms of the new agreement, at our election we may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. We filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. Through December 31, 2007, we sold 1,333,913 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $69,207.

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

On December 29, 2007, we accepted common stock and stock options with a combined value determined to be $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual repayment obligations for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of our common stock and options to purchase a total of 898,334 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. Mr. Hoch’s payment consisted of 1,061,641 shares of our common stock and options to purchase a total of 765,000 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $176,052. The options accepted from Mr. Long and Mr. Hoch were canceled on December 29, 2007 and resulted in a total direct charge to equity of $70,117.

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

Net cash used in operating activities was $806,054 and $821,728 for 2007 and 2006, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to continue focusing on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities was $29,987 and $75,173 for 2007 and 2006, respectively, and represented capital expenditures for computer hardware and software. We do not anticipate making any significant capital expenditures for such assets during 2008.

Net cash provided by financing activities of $752,879 for 2007 resulted from receiving $1,169,547 in net proceeds from the issuance of common stock, including $755,000 from private placements, reduced by payments of $416,668 under our note payable. Net cash provided by financing activities of $717,562 for 2006 resulted primarily from proceeds, net of issuance costs, of $475,894 from the issuance of common stock as well as $241,668 of net borrowings under short-term promissory notes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Payment Data Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas
March 26, 2008

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$115,597	$198,759
Accounts receivable, net	85,677	89,021
Prepaid expenses and other	30,895	129,441
Total current assets	232,169	417,221
Property and equipment, net	112,072	157,616
Other assets	26,693	26,693
Total Assets	$370,934	$601,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$161,031	$131,055
Accrued expenses	553,901	639,925
Deferred revenue	31,325	36,434
Notes payable	-	359,280
Total current liabilities	746,257	1,166,694
Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
80,172,708 and 44,879,005 issued and outstanding	80,173	44,879
Additional paid-in capital	53,758,696	50,736,455
Treasury stock	(176,052)	-
Deferred compensation	(1,558,804)	(588,775)
Accumulated deficit	(52,479,336)	(50,757,723)
Total stockholders' equity (deficit)	(375,323)	(565,164)
Total Liabilities and Stockholders' Equity (Deficit)	$370,934	$601,530

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2007	2006
Revenues	$3,036,554	$2,522,572
Operating expenses:
Cost of services	2,481,126	2,021,051
Selling, general and administrative	2,027,364	1,673,089
Depreciation	75,531	80,157
Total operating expenses	4,584,021	3,774,297
Operating loss	(1,547,467)	(1,251,725)
Other income (expense):
Interest income	623	275
Interest expense	(79,781)	(91,408)
Other income (expense)	(94,988)	(53,480)
Other income (expense), net	(174,146)	(144,613)
Loss from operations before income taxes	(1,721,613)	(1,396,338)
Income taxes	-	-
Net Loss	$(1,721,613)	$(1,396,338)
Earnings (Loss) Per Share
Basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	69,047,116	41,550,726

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2005	32,827,056	$32,827	$49,486,143	$-	$(829,687)	$(49,361,385)	$(672,102)
Issuance of common stock – equity line of credit	4,055,048	4,055	471,838	-	-	-	475,893
Issuance of common stock – other	7,996,901	7,997	778,474	-	-	-	786,471
Deferred compensation	-	-	-	-	240,912	-	240,912
Net loss for the year	-	-	-	-	-	(1,396,338)	(1,396,338)
Balance at December 31, 2006	44,879,005	44,879	50,736,455	-	(588,775)	(50,757,723)	(565,164)
Issuance of common stock – equity line of credit	5,257,322	5,258	409,289	-	-	-	414,547
Issuance of common stock – other	30,036,381	30,036	2,683,069	-	(1,391,105)	-	1,322,000
Cancellation of stock options	-	-	(70,117)	-	-	-	(70,117)
Purchase of treasury stock	-	-	-	(176,052)	-	-	(176,052)
Deferred compensation	-	-	-	-	421,076	-	421,076
Net loss for the year	-	-	-	-	-	(1,721,613)	(1,721,613)
Balance at December 31, 2007	80,172,708	$80,173	$53,758,696	$(176,052)	$(1,558,804)	$(52,479,336)	$(375,323)

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Operating Activities
Net loss	$(1,721,613)	$(1,396,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	26,059
Depreciation	75,531	80,157
Purchase of treasury stock	(176,052)	-
Deferred compensation	421,076	240,912
Non-cash issuance of common stock	581,168	174,030
Cancellation of stock options	(70,117)	-
Amortization of debt discount	57,388	67,612
Changes in current assets and current liabilities:
Accounts receivable	3,344	(85,601)
Prepaid expenses and other	98,546	(54,496)
Accounts payable and accrued expenses	(70,216)	133,541
Deferred revenue	(5,109)	(7,604)
Net cash used by operating activities	(806,054)	(821,728)

Investing Activities
Purchases of property and equipment	(29,987)	(75,173)
Net cash used by investing activities	(29,987)	(75,173)

Financing Activities
Proceeds from notes payable	-	500,000
Principal payments for notes payable	(416,668)	(208,332)
Financing costs, net	-	(50,000)
Issuance of common stock, net of issuance costs	1,169,547	475,894
Net cash provided by financing activities	752,879	717,562

Change in cash and cash equivalents	(83,162)	(179,339)
Cash and cash equivalents, beginning of year	198,759	378,098

Cash and Cash Equivalents, End of Year	$115,597	$198,759
Supplemental Disclosures
Cash paid for interest	$57,388	$67,612
Cash paid for income taxes	-	-

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 1. Description of Business and Summary of Significant Accounting Policies

Going Concern: The Company has incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is currently aggressively pursuing strategic financing alternatives in addition to its equity line of credit (see Note 4). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $32,000 and $38,000 at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC. At December 31, 2007, the Company did not have any uninsured cash amounts. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company did not record any bad debt expense in 2007. The Company recorded bad debt expense of $26,059 in 2006 and recorded bad debt write-offs of $5,675 and $278 to its allowance for doubtful accounts in 2007 and 2006, respectively. For the year ended December 31, 2007, 51% of total revenues were from sales to four customers. For the year ended December 31, 2006, 57% of total revenues were from sales to three customers.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $12,000 and $32,000 in advertising costs in 2007 and 2006, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax effective January 1, 2007.

Stock-Based Compensation: On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of December 31, 2006 reflects the impact of SFAS 123(R). The impact to the Company for adopting SFAS 123(R) in 2006 was compensation cost of $700.

Net Loss Per Share: Basic and diluted losses per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options and warrants and the convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive. See Notes 11 and 12 for disclosure of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN 48 was effective for the Company on January 1, 2007, and did not have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company has completed its initial evaluation of the impact of SFAS No. 157 as it relates to our financial assets and liabilities and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have non-controlling interests in any of its subsidiaries.

Note 2. Stock-Based Compensation

On January 11, 2006, the Company granted a total of 500,000 shares of common stock to its advisory board members for their consulting services valued at $42,500. The common stock is restricted and vested on January 11, 2007.

On December 27, 2006, the Company granted a total of 9,392,277 shares of common stock to employees and independent director as a long-term incentive valued at $845,305. The common stock is restricted and vests on December 27, 2016. The Company also granted a total of 120,000 shares to an independent contractor as a long-term incentive and recorded $10,800 of deferred compensation. The common stock is restricted and vests equally over three years on the anniversary date of the grant.

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

During the years ended December 31, 2007 and 2006, the Company issued a total of 352,674 and 1,510,582 shares of common stock, respectively, under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $28,000 and $176,862 of related expense, respectively. During the year ended December 31, 2006, the Company also issued 735,295 shares of restricted common stock to Carmen Electra under the terms of a license agreement with her and recorded $125,000 of expense.

Compensation cost related to non-vested common stock awards will be recognized in future years as follows:

Year ending December 31,
2008	$431,000
2009	352,000
2010	349,000
2011	349,000
2012	238,000
2013	238,000
2014	238,000
2015	238,000
2016	202,000
2017	117,000
Total deferred compensation	$2,752,000

The table above includes $1,193,500 of compensation cost related to non-vested common stock awards granted on January 9, 2008 (see Note 14).

Note 3. Issuance of Capital Stock

On January 18, 2007, the Company sold 3,000,000 shares of restricted common stock to Robert D. Evans, an individual investor, for a total offering price of $255,000 under a Stock Purchase Agreement. On March 1, 2007, the Company sold an additional 5,000,000 shares of restricted common stock to Robert D. Evans for a total offering price of $500,000 pursuant to a Stock Purchase Agreement.

Note 4. Equity Line of Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement and at its election, the Company could have received as much as $10 million in common stock purchases by Dutchess through August 13, 2007. During the years ended December 31, 2007 and 2006, the Company sold 3,923,409 and 4,055,048 shares of its common stock, respectively, to Dutchess pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $354,429 and $452,021, respectively.

On June 11, 2007, the Company entered into an agreement for a new equity line of credit with Dutchess, which replaced the February 2004 agreement. Under the terms of the new agreement, at its election the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. During the year ended December 31, 2007, the Company sold 1,333,913 shares of its common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $69,207.

Note 5. Notes Payable

On August 21, 2006, the Company entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, the Company received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007, which represents an effective annual interest rate of 41%. The Company also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. In addition, the Company agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. The balance of the note payable was $359,280 on December 31, 2006. On March 9, 2007, the Company received $500,000 in readily available funds from its sale of 5,000,000 shares of common stock on March 1, 2007 (see Note 3), which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, the Company repaid the balance of the note in full on March 12, 2007 in the amount of $300,734. At December 31, 2007, the Company had no borrowings under any note.

Note 6. Property and Equipment

The following is a summary of property and equipment at December 31:

	2007	2006
Furniture and fixtures	$175,856	$175,856
Equipment	484,765	476,253
Software	333,985	312,510
Leasehold improvements	15,992	15,992
Total property and equipment	1,010,598	980,611
Less: accumulated depreciation	(898,526)	(822,995)
Net property and equipment	$112,072	$157,616

Note 7. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2007	2006
Accrued salaries	$174,945	$238,277
Reserve for merchant losses	209,220	167,520
Customer deposits	80,499	133,093
Accrued taxes	3,308	56,181
Accrued professional fees	29,073	14,167
Other accrued expenses	56,856	30,687
Total accrued expenses	$553,901	$639,925

Note 8. Operating Leases

The Company has a lease expiring October 31, 2009 for approximately 4,500 square feet that serves as the Company’s headquarters. Rental expense under the operating lease was $81,126 for each of the years ended December 31, 2007 and 2006. Future minimum lease payments required under the operating lease are as follows:

Year ending December 31,
2008	$81,126
2009	67,605
Total minimum lease payments	$148,731

Note 9. Related Party Transactions and Guarantees

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at December 31, 2007.

In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of the Company’s common stock valued at $96,429 and options to purchase a total of 898,334 shares of the Company’s common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of the Company’s common stock valued at $79,623 and options to purchase a total of 765,000 shares of the Company’s common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of the common stock on December 19, 2007. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $176,052. The fair value of each stock option accepted from Mr. Long and Mr. Hoch was determined using the Black-Scholes option-pricing model.  The options accepted from Mr. Long and Mr. Hoch were canceled on December 29, 2007 and resulted in a total direct charge to equity of $70,117.

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

During the year ended December 31, 2007, the Company paid Herb Authier a total of $35,500 for consulting services related to network engineering and administration that he provided to the Company. The amount paid to Mr. Authier consisted of $7,500 in cash and 352,674 shares of the Company’s common stock valued at $28,000. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2007	2006
Gross deferred tax assets:
Warrant expense	$3,228,000	$3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	13,638,000	13,106,000
Other items	78,000	77,000
Total deferred tax assets	17,379,000	16,846,000
Gross deferred tax liabilities:
Depreciation and other items	2,000	53,000
Total deferred tax liabilities	2,000	53,000
Net deferred tax asset	17,377,000	16,793,000
Less: valuation allowance	(17,377,000)	(16,793,000)
Net deferred tax asset recorded	$-	$-

The Company’s federal income tax returns for the years ended December 31, 2002 through December 31, 2007 remain subject to examination by authorities. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2007, the Company had not accrued any interest related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $40.1 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2007	2006
Tax (benefit) at statutory rate -- 34%	$(585,000)	$(475,000)
Change in valuation allowance	584,000	474,000
Permanent and other differences	1,000	1,000
Income tax expense	$-	$-

Note 11. Employment Benefit Plans

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

Option activity under the Employee Plan and Director Plan is as follows:

Number of Shares		Weighted Average Exercise Price
Outstanding, December 31, 2005	5,516,170	$ 0.61
Granted	-	-
Canceled	(15,000)	0.20
Exercised	-	-
Outstanding, December 31, 2006	5,501,170	0.61
Granted	-	-
Canceled	(1,663,334)	0.96
Exercised	-	-
Outstanding, December 31, 2007	3,837,836	$ 0.61

There was an aggregate of 15,157,607 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2007. There were no stock options granted during 2007 or 2006.

Summarized information about stock options outstanding is as follows at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	3,230,000	6.9 years	$0.11	3,230,000	$0.11
$0.18 - $0.26	179,500	5.2 years	$0.18	179,500	$0.18
$0.86 - $0.88	87,668	3.8 years	$0.87	87,668	$0.87
$1.88 - $2.07	109,001	3.1 years	$2.06	109,001	$2.06
$2.81 - $11.25	231,667	1.3 years	$4.66	231,667	$4.66
	3,837,836	6.3 years	$0.46	3,837,836	$0.46

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2007. There were no shares issued under the ESPP in 2007 or 2006.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2007, the Company made a required minimum contribution of $3,451 in total to non-key employees because the 401(k) Plan was determined to be top-heavy. The Company made no contributions during 2006.

Note 12. Stock Warrants

At December 31, 2007, there were outstanding vested warrants that expire on June 2, 2010 to purchase 2,179,121 shares of common stock at an exercise price of $11.38.

Note 13. Stockholder Rights Plan

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

Note 14. Subsequent Events

Subsequent to December 31, 2007 and through March 26, 2008, the Company sold 40,000 shares of unregistered common stock to Dutchess Private Equities Fund, LP pursuant to the equity line of credit (see Note 4) and received total proceeds, net of issuance costs, of $1,637.

Subsequent to December 31, 2007 and through March 26, 2008, the Company granted a total of 256,775 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 of related expense.

On January 9, 2008, the Company granted a total of 21,300,000 shares of common stock to employees and independent director as a long-term incentive valued at $1,171,500. The common stock is restricted and vests on January 9, 2018. The Company also granted a total of 600,000 shares of unrestricted common stock under the terms of the Company's Employee Comprehensive Stock Plan to certain employees and recorded $33,000 of compensation expense. The Company also granted a total of 400,000 shares of common stock valued at $22,000 to its advisory board members. The common stock is restricted and vests on January 9, 2009.

On January 11, 2008, the Company signed an agreement to sell selected patents and patent applications to PCT Software Data, LLC, subject to customary closing conditions. On January 17, 2008, the Company completed the sale of selected patents and patent applications to PCT Software Data, LLC for net proceeds of approximately $750,000. The patents and patent applications sold relate to bill payments made with debit and stored value cards. The Company retained a worldwide, non-exclusive license under the patents for use with all current and future customers.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our  disclosure controls and procedures as of December 31, 2007 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

We omitted certain information required by Part III from this Report because we will file our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

There is incorporated in this Item 10, by reference, that portion of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which appears therein under the captions “Election of Director,” “Committees of the Board of Directors and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.

EXECUTIVE COMPENSATION.

There is incorporated in this Item 11, by reference, that portion of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which appears under the caption “Executive Compensation.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is incorporated in this Item 12, by reference, that portion of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which appears under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2002, we recognized losses of $535,302 and $449,371 under loan guarantees we made to collateralize margin loans for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, respectively, for which they were obliged to repay us. In February 2007, we entered into employment agreements with Mr. Long, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, our President and Chief Operating Officer, that require each executive officer to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of our common stock valued at $96,429 and options to purchase a total of 898,334 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of our common stock valued at $79,623 and options to purchase a total of 765,000 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of our common stock on December 19, 2007. We recorded the common stock accepted from Mr. Long and Mr. Hoch as treasury stock with a total cost of $176,052. We determined the fair value of each stock option accepted from Mr. Long and Mr. Hoch using the Black-Scholes option-pricing model. We canceled the options accepted from Mr. Long and Mr. Hoch on December 29, 2007 and recorded a total direct charge to equity of $70,117.

During the year ended December 31, 2007, we paid Herb Authier a total of $35,500 for consulting services related to network engineering and administration that he provided to us. The amount paid to Mr. Authier consisted of $7,500 in cash and 352,674 shares of our common stock valued at $28,000. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is incorporated in this Item 14, by reference, that portion of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which appears under the caption “Fees Paid to the Independent Accountant.”

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

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

10.14	Patent Purchase Agreement between the Company and PCT Software Data, LLC, dated January 11, 2008 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1

Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16.1 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed April 1, 2002, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C., Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer

Date:	March 27, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date:	March 27, 2008

By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date:	March 27, 2008

By:	/s/ Peter G. Kirby
Peter G. Kirby
Director

Date:	March 27, 2008