Form 10-Q
period 2008-03-31
PAYMENT DATA SYSTEMS INC
filed 2008-05-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PAYMENT DATA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	000-30152	98-0190072
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

12500 San Pedro, Ste. 120, San Antonio, TX  78216

(Address of Principal Executive Office) (Zip Code)

(210) 249-4100

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

As of May 8, 2008, 100,822,128 shares of the issuer’s common stock, $0.001 par value, were outstanding.

 PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$545,826	$115,597
Accounts receivable, net	119,811	85,677
Prepaid expenses and other	48,266	30,895
Total current assets	713,903	232,169

Property and equipment, net	93,210	112,072
Other assets	26,693	26,693

Total assets	$833,806	$370,934

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$97,345	$161,031
Accrued expenses	599,662	553,901
Deferred revenue	47,109	31,325
Total current liabilities	744,116	746,257

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 78,622,128 and 80,172,708 issued and outstanding	78,622	80,173
Additional paid-in capital	53,801,624	53,758,696
Treasury stock	(173,704)	(176,052)
Deferred compensation	(1,448,923)	(1,558,804)
Accumulated deficit	(52,167,929)	(52,479,336)
Total stockholders’ equity (deficit)	89,690	(375,323)

Total liabilities and stockholders’ equity (deficit)	$833,806	$370,934

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenues	$861,745	$633,196

Operating expenses:
Cost of services	682,193	524,115
Selling, general and administrative:
Stock-based compensation	215,557	217,620
Other expenses	392,436	324,535
Depreciation and amortization	18,108	17,577
Total operating expenses	1,308,294	1,083,847

Operating loss	(446,549)	(450,651)

Other income (expense):
Interest income	8,149	348
Interest expense	(193)	(66,264)
Other income (expense)	750,000	(94,988)
Total other income (expense), net	757,956	(160,904)

Income (loss) from operations before income taxes	311,407	(611,555)
Income taxes	-	-

Net income (loss)	$311,407	$(611,555)

Net income (loss) per common share - basic and diluted	$-	$(0.01)
Weighted average common shares
outstanding – basic and diluted	78,333,505	58,335,693

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$311,407	$(611,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18,108	17,577
Non-cash issuance of common stock	48,381	119,418
Deferred compensation	139,167	90,533
Gain on sale of patents	(750,000)	-
Amortization of debt discount	-	57,388
Changes in current assets and current liabilities:
Accounts receivable	(34,134)	(11,123)
Prepaid expenses and other	(7,371)	102,576
Deferred revenue	15,784	23,506
Accounts payable and accrued expenses	(53,504)	(159,250)

Net cash used in operating activities	(312,162)	(370,930)

Investing activities:
Proceeds from sale of patents	750,000	-
Purchases of property and equipment	(9,246)	(17,232)

Net cash provided by (used in) investing activities	740,754	(17,232)

Financing activities:
Principal payments for notes payable	-	(416,668)
Issuance of common stock, net of issuance costs	1,637	924,273

Net cash provided by financing activities	1,637	507,605

Change in cash and cash equivalents	430,229	119,443

Cash and cash equivalents, beginning of period	115,597	198,759

Cash and cash equivalents, end of period	$545,826	$318,202

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

Payment Data Systems, Inc. and subsidiaries (the “Company”), has incurred substantial losses since inception, which has led to a deficit in working capital. The Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. The Company is currently aggressively pursuing strategic alternatives in addition to its equity line of credit (see Note 4). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 2. Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2008	December 31, 2007

Accrued salaries	$166,687	$174,945
Reserve for merchant losses	209,220	209,220
Customer deposits	81,452	80,499
Accrued taxes	21,442	3,308
Accrued professional fees	40,866	29,073
Other accrued expenses	79,995	56,856
Total accrued expenses	$599,662	$553,901

Note 3.  Stock-Based Compensation

On January 9, 2008, the Company granted a total of 21,300,000 shares of common stock to employees and independent director as a long-term incentive valued at $1,171,500. The common stock is restricted and vests on January 9, 2018. The Company also granted a total of 600,000 shares of common stock under the terms of the Company's Employee Comprehensive Stock Plan to certain employees and recorded $33,000 of compensation expense. The Company also granted a total of 400,000 shares of restricted common stock, which vests on January 9, 2009, valued at $22,000 to its advisory board members for providing consulting services to the Company.

During the quarter ended March 31, 2008, the Company granted a total of 256,775 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 of related expense.

Note 4.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the quarter ended March 31, 2008, the Company sold 40,000 shares of its common stock pursuant to the equity line of credit and received proceeds, net of issuance costs, of $1,637.

Note 5.  Sale of Patents

On January 11, 2008, the Company signed an agreement to sell selected patents and patent applications to PCT Software Data, LLC, subject to customary closing conditions. On January 17, 2008, the Company completed the sale and received proceeds of $750,000. The patents and patent applications sold relate to bill payments made with debit and stored value cards. The Company retained a worldwide, non-exclusive license under the patents for use with all current and future customers.

Note 6.  Net Income (Loss) Per Share

Basic and diluted income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive securities, which consist of stock options and warrants and convertible debt, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted income (loss) per common share because their effect was anti-dilutive.

Note 7.  Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at March 31, 2008.

In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

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

During the quarter ended March 31, 2008, the Company engaged Herb Authier to provide consulting services as an independent contractor related to network engineering and administration. The amount paid to Mr. Authier for such services consisted of 206,775 shares of the Company’s common stock valued at $11,750. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 8.  Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1:

Quoted prices are available in active markets for identical assets or liabilities;

Level 2:

Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:

Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The Company does not have any financial assets or liabilities subject to SFAS 157 at March 31, 2008.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2008, we have an accumulated deficit of approximately $52.2 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2008, our card merchant processing loss reserve was $209,220. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2007, we did not charge any bad debt expense and recorded bad debt write-offs of $5,675 against our allowance for doubtful accounts. At March 31, 2008, the balance of the allowance for doubtful accounts was approximately $32,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2007 or during the quarter ended March 31, 2008.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.  It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2008 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2007, we had available net operating loss carryforwards of approximately $40.1 million, which expire beginning in the year 2020.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2008 increased 36% to $861,745 from $633,196 for the quarter ended March 31, 2007. The increase from the prior year quarter was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The monthly average number of consumers using our billx.com online payment service decreased to 795 in the first quarter of 2008 from 1,009 in the first quarter of 2007. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $682,193 and $524,115 for the quarters ended March 31, 2008 and 2007, respectively. The increase from the prior year quarter was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Stock-based compensation expenses decreased to $215,557 for the quarter ended March 31, 2008, from $217,620 for the first quarter of 2007. The change from the prior year quarter was principally due to the absence of signing bonus expense in the first quarter of 2008, as we incurred $107,000 of such expense under executive employment agreements in the prior year quarter. This decrease was partially offset by increases in deferred compensation expenses related to incentive stock grants made to employees in January 2008 and bonus expenses for annual bonuses payable to executives in 2008.

Other selling, general and administrative expenses increased to $392,436 for the quarter ended March 31, 2008, from $324,535 for the first quarter of 2007. The increase from the prior year quarter was principally due to annual salary increases for executives called for under their respective employment agreements.

Depreciation and amortization was $18,108 and $17,577 for the quarter ended March 31, 2008 and 2007, respectively. The increase from the prior quarter was primarily due to asset additions made during 2007. We capitalized $9,246 of computer hardware and software purchased during the quarter ended March 31, 2008.

Net other income was $757,956 for the first quarter of 2008 compared to net other expense of $160,904 for the quarter ended March 31, 2007. The increase from the prior year quarter was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Net income was $311,407 for the quarter ended March 31, 2008 as compared to a net loss of $611,555 for the prior year quarter, as a result of the items discussed above.

Liquidity and Capital Resources

At March 31, 2008, we had $545,826 of cash and cash equivalents, compared to $115,597 of cash and cash equivalents at December 31, 2007. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through March 31, 2008, we have sold a total of 1,373,913 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $70,844.

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

Net cash used in operating activities was $312,162 and $370,930 for the quarter ended March 31, 2008 and 2007, respectively. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash provided by investing activities of $740,754 for the quarter ended March 31, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $9,246. Net cash used in investing activities of $17,232 for the quarter ended March 31, 2007 reflected capital expenditures for computer hardware and software.

Net cash provided by financing activities of $1,637 for the quarter ended March 31, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $507,605 for the quarter ended March 31, 2007 resulted from receiving $924,273 in net proceeds from the issuance of common stock, including $755,000 from private placements, and making payments of $416,668 under our note payable.

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any of its existing financial instruments other than those mandated by other FASB standards; accordingly, the impact of the adoption of SFAS No. 159 on our financial statements was immaterial. We have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have non-controlling interests in any of our subsidiaries.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a smaller reporting company, this Item is not applicable to us.

Item 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our  disclosure controls and procedures as of March 31, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008 based on these criteria.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at March 31, 2008. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, Mr. Long and Mr. Hoch each made the first annual payment to us pursuant to their respective employment agreements. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Item 1A.  RISK FACTORS.

Because we are a smaller reporting company, this Item is not applicable to us.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 9, 2008, we granted a total of 21,300,000 shares of common stock to employees and independent director as a long-term incentive valued at $1,171,500. The common stock is restricted and vests on January 9, 2018. We also granted a total of 400,000 shares of common stock valued at $22,000 to our advisory board members. The common stock is restricted and vests on January 9, 2009.

During the quarter ended March 31, 2008, we sold 40,000 shares of our common stock to Dutchess Private Equities Fund, LP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $1,637.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the first quarter of fiscal year 2008.

Item 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS.

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

10.13

Patent Purchase Agreement between the Company and PCT Software Data, LLC, dated January 11, 2008 (included as exhibit 10.14 to the Form 10-K filed March 27, 2008, and incorporated herein by reference).

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
Michael R. Long Chairman of the Board, Chief Executive Officer and Chief Financial Officer (principal executive Officer and principal financial and accounting officer)

Date:  May 14, 2008