Form 10-Q
period 2008-06-30
PAYMENT DATA SYSTEMS INC
filed 2008-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 000-30152

———————

PAYMENT DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 San Pedro, Suite 120, San Antonio, Texas	78216
(Address of principal executive offices)	(Zip Code)

(210) 249-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 8, 2008, 100,822,128 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2008
and December 31, 2007

3

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007

4

Consolidated Statements of Cash Flows for the six months
ended June 30, 2008 and 2007

5

Notes to Interim Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4T.

Controls And Procedures

14

PART II –OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,268	$115,597
Accounts receivable, net	135,013	85,677
Prepaid expenses and other	45,930	30,895
Total current assets	488,211	232,169

Property and equipment, net	75,145	112,072
Other assets	16,693	26,693

Total assets	$580,049	$370,934

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$92,387	$161,031
Accrued expenses	617,314	553,901
Deferred revenue	88,143	31,325
Total current liabilities	797,844	746,257

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 103,169,483 and 80,172,708 issued and 100,822,128 and 80,172,708 outstanding	103,170	80,173
Additional paid-in capital	55,015,424	53,758,696
Treasury stock	(176,052)	(176,052)
Deferred compensation	(2,501,170)	(1,558,804)
Accumulated deficit	(52,659,167)	(52,479,336)
Total stockholders’ equity (deficit)	(217,795)	(375,323)

Total liabilities and stockholders’ equity (deficit)	$580,049	$370,934

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$659,045	$761,935	$1,520,790	$1,395,131

Operating expenses:
Cost of services	571,181	608,007	1,253,374	1,132,122
Selling, general and administrative:
Stock-based compensation	144,350	175,526	359,907	393,146
Other expenses	416,130	298,455	808,566	622,990
Depreciation	17,975	19,609	36,083	37,186
Total operating expenses	1,149,636	1,101,597	2,457,930	2,185,444

Operating loss	(490,591)	(339,662)	(937,140)	(790,313)

Other income (expense):
Interest income	513	220	8,662	568
Interest expense	—	(3,659)	(193)	(69,923)
Other income (expense)	(1,160)	—	748,840	(94,988)
Total other income (expense), net	(647)	(3,439)	757,309	(164,343)

Loss from operations before income taxes	(491,238)	(343,101)	(179,831)	(954,656)
Income taxes	—	—	—	—

Net loss	$(491,238)	$(343,101)	$(179,831)	$(954,656)

Basic and diluted net loss per common share:	$0.00	$0.00	$0.00	$(0.01)
Weighted average common shares outstanding	99,991,359	70,462,646	89,162,132	64,432,669

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss	$(179,831)	$(954,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,083	37,186
Non-cash issuance of common stock	78,255	118,084
Deferred compensation	229,134	199,514
Gain on sale of patents	(750,000)	—
Loss on disposition of assets	1,160	—
Amortization of debt discount	—	57,388
Changes in current assets and current liabilities:
Accounts receivable	(49,336)	(6,210)
Prepaid expenses and other	4,965	85,994
Accounts payable and accrued expenses	23,102	(36,191)
Deferred revenue	56,818	(14,057)

Net cash used in operating activities	(549,650)	(512,948)

Investing activities
Proceeds from sale of patents	750,000	—
Purchases of property and equipment	(10,316)	(22,214)

Net cash provided by (used in) investing activities	739,684	(22,214)

Financing activities
Principal payments for notes payable	—	(416,668)
Issuance of common stock, net of issuance costs	1,637	1,006,271

Net cash provided by financing activities	1,637	589,603

Change in cash and cash equivalents	191,671	54,441

Cash and cash equivalents, beginning of period	115,597	198,759

Cash and cash equivalents, end of period	$307,268	$253,200

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

Note 2. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007

Accrued salaries	$253,753	$174,945
Reserve for merchant losses	209,220	209,220
Customer deposits	67,392	80,499
Accrued taxes	22,726	3,308
Accrued professional fees	6,240	29,073
Other accrued expenses	57,983	56,856
Total accrued expenses	$617,314	$553,901

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Stock-Based Compensation

On January 9, 2008, the Company granted a total of 21,300,000 shares of common stock to employees and its independent director as a long-term incentive valued at $1,171,500 on the date of grant. The common stock is restricted and vests on January 9, 2018. The Company also granted a total of 600,000 shares of common stock under the terms of the Company's Employee Comprehensive Stock Plan to certain employees and recorded $33,000 of compensation expense. The Company also granted a total of 400,000 shares of restricted common stock, which vests on January 9, 2009, valued at $22,000 to its advisory board members for providing consulting services to the Company.

During the six months ended June 30, 2008, the Company granted a total of 256,775 shares of common stock under the terms of its Employee Comprehensive Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 of related expense.

Note 4. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the six months ended June 30, 2008, the Company sold 40,000 shares of its common stock pursuant to the equity line of credit and received proceeds, net of issuance costs, of $1,637.

Note 5. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized income tax benefits. At June 30, 2008, the unrecognized tax benefit was unchanged from adoption. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2008, the Company had no accrued interest or penalties. The tax years ended December 31, 2002 through December 31, 2007 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $40.1 million. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008 and December 31, 2007.

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6. Sale of Patents

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

Note 7. Net Income (Loss) Per Share

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

Note 8. Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at June 30, 2008.

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

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

During the six months ended June 30, 2008, the Company engaged Herb Authier to provide consulting services as an independent contractor related to network engineering and administration. The amount paid to Mr. Authier for such services consisted of $7,500 in cash and 206,775 shares of the Company’s common stock valued at $11,750. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer. The terms of the agreement for the services performed by Mr. Authier were better than the Company could have received from an independent third party for such services.

Note 9. Fair Value Measurements

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

The Company does not have any financial assets or liabilities subject to SFAS 157 at June 30, 2008.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2008, we have an accumulated deficit of approximately $52.7 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2008, our card merchant processing loss reserve was $209,220. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2007, we did not charge any bad debt expense and recorded bad debt write-offs of $5,675 against our allowance for doubtful accounts. At June 30, 2008, the balance of the allowance for doubtful accounts was approximately $31,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2007 or during the six months ended June 30, 2008.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2008 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2007, we had available net operating loss carryforwards of approximately $40.1 million that expire beginning in the year 2020.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any of our existing financial instruments other than those mandated by other FASB standards; accordingly, the impact of the adoption of SFAS No. 159 on our financial statements was immaterial.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have any non-controlling interests in any of our subsidiaries.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2008 decreased 14% to $659,045 from $761,935 for the quarter ended June 30, 2007. Revenues for the six months ended June 30, 2008 increased 9% to $1,520,790 from $1,395,131 for the six months ended June 30, 2007. The decrease from the prior year quarter was primarily attributable to the loss of our largest credit card processing merchant during the second quarter of 2008. Although this merchant had agreed to renew their processing agreement with us, our sponsoring bank did not approve the renewal so we were unable to continue processing for the merchant. The increase from the prior year period was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The monthly average number of consumers using our billx.com online payment service decreased to 778 in the first six months of 2008 from 976 in the same period of 2007. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $571,181 and $608,007 for the quarters ended June 30, 2008 and 2007, respectively and $1,253,374 and $1,132,122 for the six months ended June 30, 2008 and 2007, respectively. The decrease from the prior year quarter was due primarily to the decrease in fees related to processing the decreased card-based transaction volume. The increase from the prior year period was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Stock-based compensation expenses decreased to $144,350 for the quarter ended June 30, 2008, from $175,526 for the second quarter of 2007. Stock-based compensation expenses decreased to $359,907 for the six months ended June 30, 2008, from $393,146 for the same period of 2007. The change from the prior year quarter was principally due to the decrease in bonus expenses for annual bonuses payable to executives in 2008. The decrease from the prior year period was principally due to the absence of signing bonus expense in the first six months of 2008, as we incurred $107,000 of such expense under executive employment agreements in the prior year first quarter.

Other selling, general and administrative expenses increased to $416,130 for the quarter ended June 30, 2008, from $298,455 for the second quarter of 2007. Other selling, general and administrative expenses for the six months ended June 30, 2008 increased to $808,566 from $622,990 for the six months ended June 30, 2007.The increases from the prior year periods were principally due to annual salary increases for executives called for under their respective employment agreements.

Depreciation was $17,975 and $19,609 for the quarter ended June 30, 2008 and 2007, respectively. Depreciation for the six months ended June 30, 2008 decreased to $36,083 from $37,186 for the six months ended June 30, 2007. The decreases from the prior periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2007. We capitalized $10,316 of computer hardware and software purchased during the six months ended June 30, 2008.

Net other expense was $647 for the second quarter of 2008 decreased from $3,439 for the quarter ended June 30, 2007. Net other income was $757,309 for the first six months of 2008 compared to net other expense of $164,343 for the six months ended June 30, 2007. The decrease in net other expense from the prior year quarter was primarily due to the absence of interest expense from puts under our equity line of credit in the current quarter as we did not receive any funds from puts during the second quarter of 2008. The change from the prior year period was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Net loss increased to $491,238 for the quarter ended June 30, 2008 from $343,101 for the prior year quarter and decreased to $179,831 for the six months ended June 30, 2008 from $954,656 for the prior year comparable period, as a result of the items discussed above.

Liquidity and Capital Resources

At June 30, 2008, we had $307,268 of cash and cash equivalents, compared to $115,597 of cash and cash equivalents at December 31, 2007. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through June 30, 2008, we have sold a total of 1,373,913 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $70,844.

The satisfactory completion of additional sales of common stock to private investors or under our equity line of credit, borrowing funds, or growth of cash flow from operations is essential to provide sufficient cash flows to meet our current operating requirements. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Net cash used in operating activities was $549,650 and $512,948 for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash provided by investing activities of $739,684 for the six months ended June 30, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $10,316. Net cash used in investing activities of $22,214 for the six months ended June 30, 2007 reflected capital expenditures for computer hardware and software.

Net cash provided by financing activities of $1,637 for the six months ended June 30, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $589,603 for the six months ended June 30, 2007 resulted from receiving $1,006,271 in net proceeds from the issuance of common stock, including $755,000 from private placements, and making payments of $416,668 under our note payable.

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

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at June 30, 2008. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, Mr. Long and Mr. Hoch each made the first annual payment to us pursuant to their respective employment agreements. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

Item 1A.

Risk Factors.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, we did not sell any unregistered securities.

Item 3.

Defaults Upon Senior Securities.

During the quarter ended June 30, 2008, we did not default on any senior securities.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 12, 2008, the following matters were approved by stockholders as indicated:

1.

To elect director Peter G. Kirby to serve until the 2011 Annual Meeting of Stockholders.

For:

91,239,701

Withheld:

  2,533,734

2.

To ratify the appointment of Akin, Doherty, Klein & Fuege, P.C., certified public accountants, as the independent auditors of the Company for the year ending December 31, 2008.

For:

93,320,198

Against:

     273,132

Abstain:

     180,105

The following directors continued their term of office subsequent to the Annual Meeting: Michael R. Long, Louis A. Hoch and Peter G. Kirby.

Item 5.

Other Information.

Not applicable.

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

Exhibit Number	Description

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

PAYMENT DATA SYSTEMS, INC.

Date: August 14, 2008	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)