Form 10-Q
period 2008-09-30
PAYMENT DATA SYSTEMS INC
filed 2008-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-30152

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 7, 2008, 100,943,478 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,552	$115,597
Accounts receivable, net	180,863	85,677
Prepaid expenses and other	54,766	30,895
Total current assets	390,181	232,169

Property and equipment, net	73,081	112,072
Other assets	16,693	26,693

Total assets	$479,955	$370,934

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$92,613	$161,031
Accrued expenses	748,072	553,901
Deferred revenue	137,055	31,325
Total current liabilities	977,740	746,257

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 103,169,483 and 80,172,708 issued and 100,822,128 and 80,172,708 outstanding	103,170	80,173
Additional paid-in capital	55,015,424	53,758,696
Treasury stock, at cost; 2,347,355 shares	(176,052)	(176,052)
Deferred compensation	(2,411,233)	(1,558,804)
Accumulated deficit	(53,029,094)	(52,479,336)
Total stockholders’ equity (deficit)	(497,785)	(375,323)

Total liabilities and stockholders’ equity (deficit)	$479,955	$370,934

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$667,362	$841,171	$2,188,152	$2,236,302

Operating expenses:
Cost of services	537,204	712,652	1,790,578	1,844,774
Selling, general and administrative:
Stock-based compensation	145,439	178,532	505,346	571,678
Other expenses	343,890	320,213	1,152,456	943,203
Depreciation	11,166	20,714	47,249	57,900
Total operating expenses	1,037,699	1,232,111	3,495,629	3,417,555

Operating loss	(370,337)	(390,940)	(1,307,477)	(1,181,253)

Other income (expense):
Interest income	410	55	9,072	623
Interest expense	-	(6,319)	(193)	(76,242)
Other income (expense)	-	-	748,840	(94,988)
Total other income (expense), net	410	(6,264)	757,719	(170,607)

Loss from operations before income taxes	(369,927)	(397,204)	(549,758)	(1,351,860)
Income taxes	-	-	-	-

Net loss	$(369,927)	$(397,204)	$(549,758)	$(1,351,860)

Basic and diluted net loss per common share:	$0.00	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares
outstanding	100,822,128	72,203,236	93,077,167	67,051,322

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net loss	$(549,758)	$(1,351,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,249	57,900
Non-cash issuance of common stock	78,255	136,626
Deferred compensation	319,071	308,495
Gain on sale of patents	(750,000)	-
Loss on disposition of assets	1,160	-
Amortization of debt discount	-	57,388
Changes in current assets and current liabilities:
Accounts receivable	(95,186)	5,201
Prepaid expenses and other	(3,871)	71,051
Accounts payable and accrued expenses	154,086	7,525
Deferred revenue	105,730	(1,459)

Net cash used in operating activities	(693,264)	(709,133)

Investing activities
Proceeds from sale of patents	750,000	-
Purchases of property and equipment	(19,418)	(29,987)

Net cash provided by (used in) investing activities	730,582	(29,987)

Financing activities
Principal payments for notes payable	-	(416,668)
Issuance of common stock, net of issuance costs	1,637	1,128,132

Net cash provided by financing activities	1,637	711,464

Change in cash and cash equivalents	38,955	(27,656)

Cash and cash equivalents, beginning of period	115,597	198,759

Cash and cash equivalents, end of period	$154,552	$171,103

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

Note 2. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007

Accrued salaries	$371,510	$174,945
Reserve for merchant losses	209,220	209,220
Customer deposits	42,701	80,499
Accrued taxes	23,912	3,308
Accrued professional fees	5,500	29,073
Other accrued expenses	95,229	56,856
Total accrued expenses	$748,072	$553,901

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

During the nine months ended September 30, 2008, the Company granted a total of 256,775 shares of common stock under the terms of its Employee Comprehensive Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 of related expense.

Note 4. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the nine months ended September 30, 2008, the Company sold 40,000 shares of its common stock pursuant to the equity line of credit and received proceeds, net of issuance costs, of $1,637.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized income tax benefits. At September 30, 2008, the unrecognized tax benefit was unchanged from adoption. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2008, the Company had no accrued interest or penalties. The tax years ended December 31, 2002 through December 31, 2007 remain subject to examination by tax authorities.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset of approximately $40.1 million. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2008 and December 31, 2007.

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

Note 8. Related Party Transactions

Beginning in December 2000, the Company pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers of the Company: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer employees of the Company. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of the Company's common stock owned by these officers. The pledged funds were held in the Company’s name in accounts with the lenders that held the margin loans of the officers. The Company's purpose in collateralizing the margin loans was to prevent the sale of its common stock owned by these officers while it was pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered the Company's ability to raise capital in such a manner and compromised its continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by the Company was approximately $2.0 million. The total balance of the margin loans guaranteed by the Company was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, the Company believed they would have access to them because (a) their stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting the Company as a financial advisor at the time), even if the stock price fell, they had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, the Company requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, their stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds since the value of the stock pledged by the officers was less than the loans payable and the officers were unable to repay the loans. In light of these circumstances, the Company recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on their balance sheet at December 31, 2002 because it became probable at that point that they would be unable to recover their pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by the Company was zero at September 30, 2008.

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

During the nine months ended September 30, 2008, the Company engaged Herb Authier to provide consulting services as an independent contractor related to network engineering and administration. The amount paid to Mr. Authier for such services consisted of $15,000 in cash and 206,775 shares of the Company’s common stock valued at $11,750. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer. The terms of the agreement for the services performed by Mr. Authier were better than the Company could have received from an independent third party for such services.

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

The Company does not have any financial assets or liabilities subject to SFAS 157 at September 30, 2008.

Note 10. Subsequent Events

Subsequent to September 30, 2008 and through November 7, 2008, the Company sold 121,350 shares of its common stock pursuant to the equity line of credit (see Note 4) and received total proceeds, net of issuance costs, of $3,383.

On November 12, 2008, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 6,171,429 shares of restricted common stock by the Company as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2008, which was $0.035 per share.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2008, we have an accumulated deficit of approximately $53.0 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2008, our card merchant processing loss reserve was $209,220. We have not incurred any chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future if our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2007, we did not charge any bad debt expense and recorded bad debt write-offs of $5,675 against our allowance for doubtful accounts. At September 30, 2008, the balance of the allowance for doubtful accounts was approximately $31,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2007 or during the nine months ended September 30, 2008.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2008 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2007, we had available net operating loss carryforwards of approximately $40.1 million that expire beginning in the year 2020.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with enhanced quantitative, qualitative and credit risk disclosures. SFAS 161 requires quantitative disclosures in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. We do not expect the application of SFAS 161 on our disclosures to have a material impact on our financial statements.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2008 decreased 21% to $667,362 from $841,171 for the quarter ended September 30, 2007. Revenues for the nine months ended September 30, 2008 decreased 2% to $2,188,152 from $2,236,302 for the nine months ended September 30, 2007. The decrease from the prior year periods was primarily attributable to the loss of our largest credit card processing merchant during the second quarter of 2008. Although this merchant had agreed to renew their processing agreement with us, our sponsoring bank did not approve the renewal so we were unable to continue processing for the merchant. The monthly average number of consumers using our billx.com online payment service decreased to 764 in the first nine months of 2008 from 950 in the same period of 2007. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $537,204 and $712,652 for the quarters ended September 30, 2008 and 2007, respectively and $1,790,578 and $1,844,774 for the nine months ended September 30, 2008 and 2007, respectively. The decrease from the prior year periods was due primarily to the decrease in fees related to processing the decreased card-based transaction volume.

Stock-based compensation expenses decreased to $145,439 for the quarter ended September 30, 2008, from $178,532 for the third quarter of 2007. Stock-based compensation expenses decreased to $505,346 for the nine months ended September 30, 2008, from $571,678 for the same period of 2007. The decrease from the prior year quarter was principally due to the decrease in bonus expenses for annual bonuses payable to executives in 2008. The decrease from the prior year period was principally due to the absence of signing bonus expense in the first nine months of 2008, as we incurred $107,000 of such expense under executive employment agreements in the first quarter of 2007.

Other selling, general and administrative expenses increased to $343,890 for the quarter ended September 30, 2008, from $320,213 for the third quarter of 2007. Other selling, general and administrative expenses for the nine months ended September 30, 2008 increased to $1,152,456 from $943,203 for the nine months ended September 30, 2007. The increases from the prior year periods were principally due to annual salary increases for executives called for under their respective employment agreements.

Depreciation was $11,166 and $20,714 for the quarter ended September 30, 2008 and 2007, respectively. Depreciation for the nine months ended September 30, 2008 decreased to $47,249 from $57,900 for the nine months ended September 30, 2007. The decreases from the prior periods were primarily due to lower depreciation expenses related to certain assets that became fully depreciated during 2007 or 2008. We capitalized $19,418 of computer hardware and software purchased during the nine months ended September 30, 2008.

Net other income was $410 for the third quarter of 2008 compared to net other expense of $6,264 for the quarter ended September 30, 2007. Net other income was $757,719 for the first nine months of 2008 compared to net other expense of $170,607 for the nine months ended September 30, 2007. The change from the prior year quarter was primarily due to the absence of interest expense from puts under our equity line of credit in the current quarter as we did not receive any funds from puts during the third quarter of 2008. The change from the prior year period was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Net loss decreased to $369,927 and $549,758 for the quarter and nine months ended September 30, 2008, respectively, from $397,204 and $1,351,860 for the quarter and nine months ended September 30, 2007, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

At September 30, 2008, we had $154,552 of cash and cash equivalents, compared to $115,597 of cash and cash equivalents at December 31, 2007. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through September 30, 2008, we have sold a total of 1,373,913 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $70,844.

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

Net cash used in operating activities was $693,264 and $709,133 for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash provided by investing activities of $730,582 for the nine months ended September 30, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $19,418. Net cash used in investing activities of $29,987 for the nine months ended September 30, 2007 reflected capital expenditures for computer hardware and software.

Net cash provided by financing activities of $1,637 for the nine months ended September 30, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $711,464 for the nine months ended September 30, 2007 resulted from receiving $1,128,132 in net proceeds from the issuance of common stock, including $755,000 from private placements, and making payments of $416,668 under our note payable.

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

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at September 30, 2008. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, Mr. Long and Mr. Hoch each made the first annual payment to us pursuant to their respective employment agreements. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

On August 29, 2008, Tara Patrick p/k/a Carmen Electra, commenced legal action against us in the Superior Court of the State of California for the County of Los Angeles. On October 7, 2008, we removed that case to the United States District Court for the Central District of California - Los Angeles Division. With respect to the suit, the plaintiff alleges that we violated her rights of publicity and breached the terms of our license agreement with her. The plaintiff alleges and seeks resulting economic, exemplary and punitive damages, interest, attorneys' fees and costs of court. We believe this suit is without merit and intend to vigorously defend ourselves. In addition, on November 14, 2008, we filed a counterclaim against Ms. Patrick in the United States District Court for the Central District of California - Los Angeles Division alleging that she breached the terms of our license agreement with her. We allege and seek to recover damages arising from Ms. Patrick’s breach of the agreement. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

Item 1A. RISK FACTORS.

Current economic conditions could have a materially adverse affect on our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Other than the risk factor described above, there have been no other material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2008, we did not sell any unregistered securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2008, we did not default on any senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the third quarter of fiscal year 2008.

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

Exhibit Number	Description

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

PAYMENT DATA SYSTEMS, INC.

Date: November 14, 2008	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)