Form 10-K
period 2008-12-31
PAYMENT DATA SYSTEMS INC
filed 2009-03-31
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
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

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value $0.001 per share. (Title of class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant's second fiscal quarter, was approximately $2,666,683 based on the closing price reported on such date of the registrant's common stock.

As of March 23, 2009, the number of outstanding shares of the registrant's common stock was 112,547,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K

For the Year Ended December 31, 2008

INDEX

PAGE

PART I

ITEM 1.       BUSINESS.

1

ITEM 1A.     RISK FACTORS.

5

ITEM 2.       PROPERTIES.

9

ITEM 3.       LEGAL PROCEEDINGS.

9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

10

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

11

ITEM 6.        SELECTED FINANCIAL DATA.

12

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

12

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

16

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

17

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
ANDFINANCIAL DISCLOSURE.

32

ITEM 9A(T).  CONTROLS AND PROCEDURES.

32

ITEM 9B.       OTHER INFORMATION.

32

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

33

ITEM 11.       EXECUTIVE COMPENSATION.

33

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

33

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

33

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

34

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

35

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

PART I

ITEM 1.

BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearinghouse processing and credit and debit card-based processing services. The Automated Clearinghouse Network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and provides for the clearing of electronic payments between participating financial institutions. Our Automated Clearinghouse processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the Automated Clearinghouse network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2008 were $133.6 billion, an increase of 5% from $127.7 billion in 2007. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

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

In addition to these electronic payment services, we are also aggressively developing and marketing prepaid gift cards and personal spending debit cards. In December 2005, we signed an agreement with MetaPayments Systems, a division of MetaBank, a federally chartered bank, to be our issuing bank for select prepaid debit card programs running on the various card associations and debit networks. We also have an agreement with FSV Payment Systems, a third-party provider, to provide us with backend card processing services for our debit card processing platform. We are working with MetaPayments to develop a series of competitive celebrity, gift, and personal spending card programs. In August 2007, we officially launched our Natalie Gulbis Gift MasterCard program, which features Natalie Gulbis, one of the young stars on the Ladies Professional Golf Association Tour, and we intend to develop other debit card programs.

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

Sales and Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target profile. We also plan to market and sell our celebrity card programs directly to consumers, primarily through the Internet. We intend to continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

The majority of our customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 716 in 2008 from 922 in 2007.

Our other customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. Our merchant accounts decreased to 335 customers at December 31, 2008 from 347 customers at December 31, 2007. Services provided to Access General Insurance, Protection One, Lexicon Marketing, Calsurance and Agency Insurance accounted for approximately 17%, 11%, 9%, 7% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2008. Services provided to Lexicon Marketing, Protection One, Calsurance and YMCA of Louisville accounted for approximately 28%, 8%, 8% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2007.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing Company, and Global Payments Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Employees

As of December 31, 2008, we had 7 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

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

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2008, our accumulated deficit was $53,423,953.

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

We have a contractual relationship with Fifth Third Bank, which is an Originating Depository Financial Institution in the Automated Clearinghouse Network. The Automated Clearinghouse Network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the Automated Clearinghouse Operating Rules and Guidelines. Through our relationship with this third-party provider, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed Automated Clearinghouse format. We pay volume-based fees to the third-party provider for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our cost structure. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearinghouse, our business could be materially adversely affected.

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

The market for our common stock is highly volatile. In 2008, our closing stock price fluctuated between $0.02 and $0.075. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

ITEM 2.

PROPERTIES.

As of December 31, 2008, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease requires future minimum lease payments of $67,605 through its expiration in October 2009. We are currently negotiating an extension of the current lease and researching similar available office space. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS.

Beginning in December 2000, we pledged as loan guarantees certain funds held as money market funds and certificates of deposit to collateralize margin loans for the following executive officers: (1) Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; (2) Louis A. Hoch, then President and Chief Operating Officer; (3) Marshall N. Millard, then Secretary, Senior Vice President, and General Counsel; and (4) David S. Jones, then Executive Vice President. Mr. Millard and Mr. Jones are no longer our employees. The margin loans were obtained in March 1999 from institutional lenders and were secured by shares of our common stock owned by these officers. The pledged funds were held in our name in accounts with the lenders that held the margin loans of the officers. Our purpose in collateralizing the margin loans was to prevent the sale of our common stock owned by these officers while we were pursuing efforts to raise additional capital through private equity placements. The sale of that common stock could have hindered our ability to raise capital in such a manner and compromised our continuing efforts to secure additional financing. The highest total amount of funds pledged for the margin loans guaranteed by us was approximately $2.0 million. The total balance of the margin loans guaranteed by us was approximately $1.3 million at December 31, 2002. At the time the funds were pledged, we believed we would have access to them because (a) our stock price was substantial and the stock pledged by the officers, if liquidated, would produce funds in excess of the loans payable, and (b) with respect to one of the institutional lenders (who was also assisting us as a financial advisor at the time), even if the stock price fell, we had received assurances from that institutional lender that the pledged funds would be made available as needed. During the fourth quarter of 2002, we requested partial release of the funds for operating purposes, which request was denied by an institutional lender. At that time, our stock price had fallen as well, and it became clear that both institutional lenders would not release the pledged funds. In light of these circumstances, we recognized a loss on the guarantees of $1,278,138 in the fourth quarter of 2002 and recorded a corresponding payable under related party guarantees on our balance sheet at December 31, 2002 because it became probable at that point that we would be unable to recover our pledged funds. During the quarter ended March 31, 2003, the lenders applied the pledged funds to satisfy the outstanding balances of the loans. The total balance of the margin loans guaranteed by us was zero at December 31, 2008. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. We may institute litigation or arbitration in collection of the outstanding repayment obligations of Mr. Millard and Mr. Jones, which currently total approximately $293,000. Presently, we have refrained from initiating action to recover funds from Mr. Millard because he may have an offsetting claim in excess of his repayment obligation by virtue of the deferred compensation clause in his employment agreement based on our preliminary analysis. We have not pursued the outstanding repayment obligation of Mr. Jones because we do not consider a recovery attempt to be cost beneficial. In order to attempt a recovery from Mr. Jones, we estimate that we would incur a minimum of $20,000 in estimated legal costs with no reasonable assurance of success in recovering his outstanding obligation of approximately $38,000. Because of the limited amount of the obligation, we also anticipate difficulty in retaining counsel on a contingency basis to pursue collection of this obligation. The ultimate outcome of this matter cannot presently be determined.

In December 2007, Mr. Long and Mr. Hoch each made the first annual payment to us pursuant to their respective employment agreements. However, in December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment for 2008 as provided for under their employment agreements. The payments made by Mr. Long and Mr. Hoch equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary, respectively. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

On August 29, 2008, Tara Patrick p/k/a Carmen Electra, commenced legal action against us in the Superior Court of the State of California for the County of Los Angeles. On October 7, 2008, we removed that case to the United States District Court for the Central District of California – Los Angeles Division. With respect to the suit, the plaintiff alleges that we violated her rights of publicity and breached the terms of our license agreement with her. The plaintiff alleges and seeks resulting economic, exemplary and punitive damages, interest, attorneys' fees and costs of court. We believe this suit is without merit and intend to vigorously defend ourselves. In addition, on November 14, 2008, we filed a counterclaim against Ms. Patrick in the United States District Court for the Central District of California – Los Angeles Division alleging that she breached the terms of our license agreement with her. We allege and seek to recover damages arising from Ms. Patrick’s breach of the agreement. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

On November 12, 2008, we commenced legal action against our former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. We alleged that they breached the terms of our services agreement with them and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding us actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. We were also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. We intend to pursue any legal means available to us in order to collect this judgment.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

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

The following table sets forth for the quarterly periods indicated the range of high and low bid prices of our common stock as reported on the Over-the-Counter Bulletin Board:

	High	Low
2008
First Quarter	$0.075	$0.040
Second Quarter	$0.075	$0.040
Third Quarter	$0.055	$0.035
Fourth Quarter	$0.045	$0.020

2007
First Quarter	$0.14	$0.08
Second Quarter	$0.14	$0.07
Third Quarter	$0.10	$0.07
Fourth Quarter	$0.08	$0.04

Holders

As of March 23, 2009, 112,547,215 shares of our common stock are issued and outstanding. As of March 23, 2009, there were approximately 3,200 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Employee Comprehensive Stock Plan approved by stockholders	2,964,833	$0.24	13,673,835

Non-Employee Director Plan approved by stockholders	858,003	$1.20	641,997

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2008, we sold 161,350 shares of our common stock to Dutchess Private Equities Fund, LP pursuant to an equity line of credit and received total proceeds, net of issuance costs, of $4,220.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 1-31, 2008	879,121[1]	$0.00023

________________

(1)

Shares were acquired in a non-market transaction from a single stockholder.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of December 31, 2008, we have an accumulated deficit of approximately $53.4 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2008, our card merchant processing loss reserve was $209,220. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2008 and 2007, we did not charge any bad debt expense and recorded bad debt write-offs of $1,749 and $5,675, respectively, against our allowance for doubtful accounts. At December 31, 2008 and 2007, the balance of the allowance for doubtful accounts was approximately $31,000 and $32,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2008 or 2007.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2008 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2008, we had available net operating loss carryforwards of approximately $41.1 million, which expire beginning in the year 2020.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized income tax benefits. At December 31, 2008, the unrecognized tax benefit was unchanged from adoption.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2008 decreased 1% to $3,001,487 from $3,036,554 for 2007. The decrease from the prior year was primarily attributable to the loss of our largest credit card processing merchant during the second quarter of 2008. Although this merchant had agreed to renew their processing agreement with us, our sponsoring bank did not approve the renewal so we were unable to continue processing for the merchant. The monthly average number of consumers using our billx.com online payment service decreased to 716 in 2008 from 922 in 2007. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with the service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $2,422,364 and $2,481,126 for 2008 and 2007, respectively. The decrease from the prior year was due primarily to the decrease in fees related to processing the decreased card-based transaction volume.

Stock-based compensation expenses decreased to $636,175 for 2008, from $736,197 for 2007. The decrease from the prior year was principally due to the absence of signing bonus expense in 2008, as we incurred $107,000 of such expense under executive employment agreements in the first quarter of 2007.

Other selling, general and administrative expenses increased to $1,575,032 for 2008, from $1,291,697 for 2007. The increase from the prior year was principally due to $210,000 of salary increases for executives called for under their respective employment agreements.

Depreciation and amortization was $58,216 and $75,531 for 2008 and 2007, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2008. We capitalized $19,418 of computer hardware and software purchased during 2008.

Net other income was $757,508 in 2008 compared to net other expense of $174,146 in 2007. The change from the prior year was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Income taxes of $11,825 in 2008 represent the amount incurred under the Texas margin tax.

Net loss decreased to $944,617 in 2008 from $1,721,613 in 2007, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2008, we had $103,428 of cash and cash equivalents, compared to $115,597 of cash and cash equivalents at December 31, 2007. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

In February 2004, we executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, at our option we could have elected to receive as much as $10 million from Dutchess in common stock purchases through August 13, 2007. Through the term of the agreement, we sold a total of 12,617,736 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,743,903. Since February 2004, we have also received $1,620,000 from Dutchess pursuant to promissory notes and issued 1,692,000 shares of our common stock valued at $235,469 and made note repayments of $1,913,000 to Dutchess. The notes have been paid in full as of December 31, 2008.

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

On June 11, 2007, we entered into an agreement for a new equity line of credit with Dutchess. Under the terms of the new agreement, at our election we may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. We agreed to file with the Securities and Exchange Commission, and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of our common stock to be issued to Dutchess. We filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. Through December 31, 2008, we sold 1,535,263 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $75,064.

On November 1, 2007, we granted to both Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, 3,085,715 shares of our common stock as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of our common stock on October 15, 2007, which was $0.07 per share. On November 12, 2008, we granted to both Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, 6,171,429 shares of our common stock as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2008, which was $0.035 per share. We elected to make the bonus payments totally in common stock in order to conserve our cash and to further incent our executive officers to increase shareholder value by raising their ownership stake.

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

Net cash used in operating activities was $748,608 and $806,054 for 2008 and 2007, respectively. Net cash used in operating activities was primarily attributable to operating net losses generated by growth stage activities and overhead costs. We plan to continue focusing on expending our resources prudently given our current state of liquidity.

Net cash provided by investing activities of $730,582 for 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $19,418. Net cash used in investing activities of $29,987 for 2007 reflected capital expenditures for computer hardware and software.

Net cash provided by financing activities for 2008 resulted from receiving $5,857 in net proceeds from the issuance of common stock under our equity line of credit. Net cash provided by financing activities of $752,879 for 2007 resulted from receiving $1,169,547 in net proceeds from the issuance of common stock, including $755,000 from private placements, reduced by payments of $416,668 under our note payable.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Payment Data Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

March 30, 2009

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$103,428	$115,597
Accounts receivable, net	158,736	85,677
Prepaid expenses and other	20,852	30,895
Total current assets	283,016	232,169

Property and equipment, net	62,114	112,072

Other assets:
Related party receivable	246,168	-
Other assets	16,693	26,693
Total other assets	262,861	26,693

Total Assets	$607,991	$370,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$108,055	$161,031
Accrued expenses	796,244	553,901
Deferred revenue	71,537	31,325
Total current liabilities	975,836	746,257

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691
and 80,172,708 issued and 112,547,215 and 77,825,353 outstanding	115,774	80,173
Additional paid-in capital	55,444,770	53,758,696
Treasury stock, at cost; 3,226,476 and 2,347,355 shares	(176,252)	(176,052)
Deferred compensation	(2,328,184)	(1,558,804)
Accumulated deficit	(53,423,953)	(52,479,336)
Total stockholders' equity (deficit)	(367,845)	(375,323)

Total Liabilities and Stockholders' Equity (Deficit)	$607,991	$370,934

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
Revenues	$3,001,487	$3,036,554

Operating expenses:
Cost of services	2,422,364	2,481,126
Selling, general and administrative:
Stock-based compensation	636,175	736,197
Other expenses	1,575,032	1,291,167
Depreciation	58,216	75,531
Total operating expenses	4,691,787	4,584,021

Operating loss	(1,690,300)	(1,547,467)

Other income (expense):
Interest income	9,091	623
Interest expense	(423)	(79,781)
Other income (expense)	748,840	(94,988)
Total other income (expense), net	757,508	(174,146)

Loss before income taxes	(932,792)	(1,721,613)
Income taxes	11,825	-

Net Loss	$(944,617)	$(1,721,613)

Earnings (Loss) Per Share
Basic and diluted net loss per common share:	$(0.01)	$(0.02)
Weighted average common shares
outstanding - basic and diluted	96,062,224	69,047,116

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2006	44,879,005	$44,879	$50,736,455	$-	$(588,775)	$(50,757,723)	$(565,164)

Issuance of common stock – equity line of credit	5,257,322	5,258	409,289	-	-	-	414,547
Issuance of common stock – other	30,036,381	30,036	2,683,069	-	(1,391,105)	-	1,322,000
Cancellation of stock options	-	-	(70,117)	-	-	-	(70,117)
Purchase of treasury stock	-	-	-	(176,052)	-	-	(176,052)
Deferred compensation	-	-	-	-	421,076	-	421,076
Net loss for the year	-	-	-	-	-	(1,721,613)	(1,721,613)

Balance at December 31, 2007	80,172,708	$80,173	$53,758,696	$(176,052)	$(1,558,804)	$(52,479,336)	$(375,323)

Issuance of common stock – equity line of credit	201,350	201	5,974	-	-	-	6,175
Issuance of common stock – other	35,399,633	35,400	1,680,100	-	(1,171,500)	-	544,000
Purchase of treasury stock	-	-	-	(200)	-	-	(200)
Deferred compensation	-	-	-	-	402,120	-	402,120
Net loss for the year	-	-	-	-	-	(944,617)	(944,617)

Balance at December 31, 2008	115,773,691	$115,774	$55,444,770	$(176,252)	$(2,328,184)	$(53,423,953)	$(367,845)

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Operating Activities
Net loss	$(944,617)	$(1,721,613)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	58,216	75,531
Gain on sale of patents	(750,000)	-
Loss on disposition of assets	1,160	-
Purchase of treasury stock	(200)	(176,052)
Deferred compensation	402,120	421,076
Non-cash issuance of common stock	515,985	581,168
Cancellation of stock options	-	(70,117)
Amortization of debt discount	-	57,388
Changes in current assets and current liabilities:
Accounts receivable	(73,059)	3,344
Prepaid expenses and other	30,043	98,546
Related party receivable	(246,168)	-
Accounts payable and accrued expenses	217,700	(70,216)
Deferred revenue	40,212	(5,109)
Net cash used by operating activities	(748,608)	(806,054)

Investing Activities
Proceeds from sale of patents	750,000	-
Purchases of property and equipment	(19,418)	(29,987)
Net cash provided (used) by investing activities	730,582	(29,987)

Financing Activities
Principal payments for notes payable	-	(416,668)
Issuance of common stock, net of issuance costs	5,857	1,169,547
Net cash provided by financing activities	5,857	752,879

Change in cash and cash equivalents	(12,169)	(83,162)
Cash and cash equivalents, beginning of year	115,597	198,759

Cash and Cash Equivalents, End of Year	$103,428	$115,597

Supplemental Disclosures
Cash paid for interest	$-	$57,388
Cash paid for income taxes	3,600	-

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Note 1. Description of Business and Summary of Significant Accounting Policies

Going Concern: Payment Data Systems, Inc. along with its subsidiaries, Ficentive, Inc., a Nevada corporation, Zbill, Inc., a Nevada corporation and billserv.com-Canada, Inc., a Nevada corporation, (collectively, the “Company”) has incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is currently aggressively pursuing strategic financing alternatives in addition to its equity line of credit (see Note 5). The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

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

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $31,000 and $32,000 at December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC. At December 31, 2008, the Company did not have any uninsured cash amounts. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. The Company did not record any bad debt expense in 2008 or 2007. The Company recorded bad debt write-offs of $1,749 and $5,675 to its allowance for doubtful accounts in 2008 and 2007, respectively. For the year ended December 31, 2008, 51% of total revenues were from sales to five customers. For the year ended December 31, 2007, 51% of total revenues were from sales to four customers.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $1,000 and $12,000 in advertising costs in 2008 and 2007, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized income tax benefits. At December 31, 2008, the unrecognized tax benefit was unchanged from adoption.

Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with enhanced quantitative, qualitative and credit risk disclosures. SFAS 161 requires quantitative disclosures in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. We do not expect the application of SFAS 161 on our disclosures to have a material impact on our financial statements.

Reclassification: Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation.

Note 2. Stock-Based Compensation

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

On November 12, 2008, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 6,171,429 shares of common stock by the Company as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2008, which was $0.035 per share.

During the years ended December 31, 2008 and 2007, the Company issued a total of 256,775 and 352,674 shares of common stock, respectively, under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 and $28,000 of related expense, respectively.

Compensation cost related to non-vested common stock awards will be recognized in future years as follows:

Year ending December 31,
2009	$349,000
2010	349,000
2011	349,000
2012	238,000
2013	238,000
2014	238,000
2015	238,000
2016	202,000
2017	117,000

Total deferred compensation	$2,318,000

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

Note 4. Acquisition of Treasury Stock

On December 29, 2008, the Company purchased 879,121 shares of common stock from CheckFree Investment Corp. for a total of $200 under a Stock Purchase Agreement.

Note 5. Equity Line of Credit

In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement and at its election, the Company could have received as much as $10 million in common stock purchases by Dutchess through August 13, 2007. During the year ended December 31, 2007, the Company sold 3,923,409 shares of its common stock, respectively, to Dutchess pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $354,429.

On June 11, 2007, the Company entered into an agreement for a new equity line of credit with Dutchess, which replaced the February 2004 agreement. Under the terms of the new agreement, at its election the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. During the years ended December 31, 2008 and 2007, the Company sold 201,350 and 1,333,913 shares of its common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $5,857 and $69,207, respectively.

Note 6. Note Payable

On August 21, 2006, the Company entered into a zero-discount promissory note with Dutchess. Pursuant to terms of the promissory note, the Company received $500,000 and promised to pay Dutchess $625,000 with a maturity date of August 21, 2007, which represents an effective annual interest rate of 41%. The Company also issued 1,042,000 shares of restricted common stock to Dutchess as an incentive for the investment and agreed to register the common stock issued pursuant to the promissory note on the next registration statement filed by the Company. In addition, the Company agreed to pay all financing proceeds raised during the term of the note exceeding the aggregate amount of $500,000 towards prepayment of the note. The balance of the note payable was $359,280 on December 31, 2006. On March 9, 2007, the Company received $500,000 in readily available funds from its sale of 5,000,000 shares of common stock on March 1, 2007 (see Note 3), which brought the aggregate amount of financing raised during the term of the note to approximately $890,000. Accordingly, the Company repaid the balance of the note in full on March 12, 2007 in the amount of $300,734. At December 31, 2008, the Company had no borrowings under any note.

Note 7. Sale of Patents

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

Note 8. Property and Equipment

The following is a summary of property and equipment at December 31:

	2008	2007
Furniture and fixtures	$175,856	$175,856
Equipment	501,577	484,765
Software	325,322	333,985
Leasehold improvements	15,992	15,992
Total property and equipment	1,018,747	1,010,598
Less: accumulated depreciation	(956,633)	(898,526)

Net property and equipment	$62,114	$112,072

Note 9. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2008	2007
Accrued salaries	$311,880	$174,945
Reserve for merchant losses	209,220	209,220
Accrued commissions	144,202	36,590
Customer deposits	49,800	80,499
Accrued taxes	77,469	3,308
Accrued professional fees	-	29,073
Other accrued expenses	3,673	20,266

Total accrued expenses	$796,244	$553,901

Note 10. Operating Leases

The Company has a lease for approximately 4,500 square feet that serves as the Company’s headquarters. Rental expense under the operating lease was approximately $81,000 for each of the years ended December 31, 2008 and 2007. Future minimum lease payments of $67,605 are required under the operating lease through its expiration on October 31, 2009.

Note 11. Related Party Transactions and Guarantees

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

In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of the Company’s common stock valued at $96,429 and options to purchase a total of 898,334 shares of the Company’s common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of the Company’s common stock valued at $79,623 and options to purchase a total of 765,000 shares of the Company’s common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of the common stock on December 19, 2007. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $176,052. The fair value of each stock option accepted from Mr. Long and Mr. Hoch was determined using the Black-Scholes option-pricing model. The options accepted from Mr. Long and Mr. Hoch were canceled on December 29, 2007 and resulted in a total direct charge to equity of $70,117. In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to the Company for the second installment was $246,168 and is classified as Related Party Receivable on our balance sheet at December 31, 2008. On March 30, 2009, Mr. Long and Mr. Hoch made a payment of $23,825 and $12,343, respectively, to the Company, which equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary (see Note 17).

During the years ended December 31, 2008 and 2007, the Company paid Herb Authier a total of $34,250 and $35,500, respectively, for consulting services related to network engineering and administration that he provided to the Company. The amount paid to Mr. Authier in 2008 consisted of $22,500 in cash and 206,775 shares of the Company’s common stock valued at $11,750. The amount paid to Mr. Authier in 2007 consisted of $7,500 in cash and 352,674 shares of the Company’s common stock valued at $28,000. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 12. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2008	2007
Gross deferred tax assets:
Warrant expense	$3,228,000	$3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	13,963,000	13,638,000
Other items	81,000	78,000
Total deferred tax assets	17,707,000	17,379,000

Gross deferred tax liabilities:
Depreciation and other items	(10,000)	(2,000)
Total deferred tax liabilities	(10,000)	(2,000)

Net deferred tax asset	17,697,000	17,377,000
Less: valuation allowance	(17,697,000)	(17,377,000)

Net deferred tax asset recorded	$-	$-

The Company’s federal income tax returns for the years ended December 31, 2003 through December 31, 2008 remain subject to examination by authorities. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2008, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $41.1 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2008	2007
Tax (benefit) at statutory rate -- 34%	$(321,000)	$(585,000)
Change in valuation allowance	320,000	584,000
Permanent and other differences	1,000	1,000

Income tax expense	$-	$-

Note 13. Employment Benefit Plans

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

Option activity under the Employee Plan and Director Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006	5,501,170	$0.61
Granted	-	-
Canceled	(1,663,334)	0.96
Exercised	-	-

Outstanding, December 31, 2007	3,837,836	0.46
Granted	-	-
Canceled	(15,000)	0.20
Exercised	-	-

Outstanding, December 31, 2008	3,822,836	$0.46

There was an aggregate of 14,315,832 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2008. There were no stock options granted during 2008 or 2007.

Summarized information about stock options outstanding is as follows at December 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	3,230,000	5.9 years	$0.11	3,230,000	$0.11
$0.18 - $0.26	164,500	4.0 years	$0.18	164,500	$0.18
$0.86 - $0.88	87,668	2.8 years	$0.87	87,668	$0.87
$1.88 - $2.07	109,001	2.1 years	$2.06	109,001	$2.06
$2.81 - $11.25	231,667	0.3 years	$4.66	231,667	$4.66
	3,822,836	5.3 years	$0.46	3,822,836	$0.46

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2008. There were no shares issued under the ESPP in 2008 or 2007.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2008 and 2007, the Company made required minimum contributions of $5,914 and $3,451 in total, respectively, to non-key employees because the 401(k) Plan was determined to be top-heavy.

Note 14. Stock Warrants

At December 31, 2008, there were outstanding vested warrants that expire on June 2, 2010 to purchase 2,179,121 shares of common stock at an exercise price of $11.38.

Note 15. Stockholder Rights Plan

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

Note 16. Legal Proceeding

On August 29, 2008, Tara Patrick p/k/a Carmen Electra, commenced legal action against the Company in the Superior Court of the State of California for the County of Los Angeles. On October 7, 2008, the Company removed that case to the United States District Court for the Central District of California – Los Angeles Division. With respect to the suit, the plaintiff alleges that the Company violated her rights of publicity and breached the terms of its license agreement with her. The plaintiff alleges and seeks resulting economic, exemplary and punitive damages, interest, attorneys' fees and costs of court. The Company believes this suit is without merit and intends to vigorously defend itself. In addition, on November 14, 2008, the Company filed a counterclaim against Ms. Patrick in the United States District Court for the Central District of California – Los Angeles Division alleging that she breached the terms of the Company’s license agreement with her. The Company alleges and seeks to recover damages arising from Ms. Patrick’s breach of the agreement. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If the Company fails to prevail in this legal matter, the Company’s financial position, results of operations, and cash flows could be materially adversely affected.

Note 17. Subsequent Events

On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on these criteria.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

We omitted certain information required by Part III from this Report because we will file our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

There is incorporated in this Item 10, by reference, that portion of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which appears therein under the captions “Election of Director,” “Committees of the Board of Directors and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.

EXECUTIVE COMPENSATION.

There is incorporated in this Item 11, by reference, that portion of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which appears under the caption “Executive Compensation.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is incorporated in this Item 12, by reference, that portion of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which appears under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2002, we recognized losses of $535,302 and $449,371 under loan guarantees we made to collateralize margin loans for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, respectively, for which they were obliged to repay us. In February 2007, we entered into employment agreements with Mr. Long, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, our President and Chief Operating Officer, that require each executive officer to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of our common stock valued at $96,429 and options to purchase a total of 898,334 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of our common stock valued at $79,623 and options to purchase a total of 765,000 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of our common stock on December 19, 2007. We recorded the common stock accepted from Mr. Long and Mr. Hoch as treasury stock with a total cost of $176,052. We determined the fair value of each stock option accepted from Mr. Long and Mr. Hoch using the Black-Scholes option-pricing model. We canceled the options accepted from Mr. Long and Mr. Hoch on December 29, 2007 and recorded a total direct charge to equity of $70,117. In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to us for the second installment was $246,168 and is classified as Related Party Receivable on our balance sheet at December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of a portion of their annual payments for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

During the years ended December 31, 2008 and 2007, the Company paid Herb Authier a total of $34,250 and $35,500, respectively, for consulting services related to network engineering and administration that he provided to the Company. The amount paid to Mr. Authier in 2008 consisted of $22,500 in cash and 206,775 shares of the Company’s common stock valued at $11,750. The amount paid to Mr. Authier in 2007 consisted of $7,500 in cash and 352,674 shares of the Company’s common stock valued at $28,000. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is incorporated in this Item 14, by reference, that portion of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which appears under the caption “Fees Paid to the Independent Accountant.”

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

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

21.1

Subsidiaries of the Company (filed herewith).

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

Payment Data Systems, Inc.

Date: March 31, 2009	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer (principal executive officer and
principal financial and accounting officer)

Date: March 31, 2009	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and
Director

Date: March 31, 2009	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director