Form 10-K/A
period 2008-12-31
PAYMENT DATA SYSTEMS INC
filed 2009-04-30
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

Form 10-K/A

Amendment No. 1

———————

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (210) 249-4100

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $2,666,683 based on the closing price reported on such date of the registrant's common stock.

As of April 24, 2009, the number of outstanding shares of the registrant's common stock was 111,513,842.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009. This Amendment is being filed to amend our original Form 10-K to include the additional information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2009 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated. We are also updating our list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment No. 1. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K/A

For the Year Ended December 31, 2008

INDEX

Page

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

1

Item 11.          Executive Compensation.

3

Item 12.          Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

7

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

7

Item 14.          Principal Accountant Fees and Services.

8

Item 15.          Exhibits, Financial Statement Schedules.

9

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are executive officers and/or directors of our Company:

Michael R. Long, age 64 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Long has been our Chief Executive Officer and Chairman of the Board since July 1998. In addition, Mr. Long has been our Chief Financial Officer since September 2003. Mr. Long has more than thirty years of senior executive management and systems development experience in six publicly traded companies, as well as experience operating a systems consulting business. Before assuming the top position with our Company, Mr. Long was Vice President of Information Technology at Billing Concepts, Inc., the largest third party billing clearinghouse for the telecommunications industry. Mr. Long's career experience also includes financial services industry business development for Anderson Consulting and several executive positions in publicly traded telecommunications and financial services companies.

Louis A. Hoch, age 43 - President, Chief Operating Officer and Vice Chairman of the Board

Mr. Hoch has been our President, Chief Operating Officer, and Director since July 1998 and also serves as Vice Chairman of the Board. Mr. Hoch has more than fifteen years of management experience in large systems development; earning him national recognition as an expert in call centers, voice-systems and computer telephony integration. Mr. Hoch has held various key management positions with U.S. Long Distance, Billing Concepts, Inc. and Anderson Consulting. Mr. Hoch holds a BBA in Computer Information Systems and an MBA in International Business Management, both from Our Lady of the Lake University Business School.

Ken Keller, age 43 - Vice President, Chief Technology Officer

Mr. Keller joined Payment Data Systems in June 2003 and has been our Vice President, Chief Technology Officer since January 2008. Mr. Keller has over eighteen years of experience in the development and delivery of specialized high volume transaction-based systems. Prior to joining our Company in 2003, he served in a variety of key leadership and executive technical roles at Billserv, Inc. Prior to Billserv, Inc., Mr. Keller was employed in the telecommunications industry with companies such as US Long Distance, LCI International, Qwest Communications and Broadwing, specializing in enterprise wide database development and implementation. Mr. Keller earned a BBA in Information Technology from the University of Texas - San Antonio.

Larry Morrison, age 49 - Vice President, Business Development

Mr. Morrison has been our Vice President, Business Development since July 2003. Mr. Morrison has over twenty-five years of experience in all aspects of sales and sales management. Before joining our Company to oversee all sales and marketing functions, Mr. Morrison served as a major accounts executive for a tier one telecommunications provider and vice president of sales and operations for a major two-way communications firm. His background also includes management and implementation of large government communication systems installations both domestic and abroad.

Peter G. Kirby, Ph.D. SPHR CM, age 69 - Director

Dr. Kirby has been our Director since June 2001. Dr. Kirby distinguished himself in professional and community activities in a career that spanned over thirty-five years. He is an accomplished public speaker and has provided consulting services to Fortune 100 firms. Dr. Kirby has published numerous works in the fields of management, decision-making and human resources. He has been a director on many university advisory councils and boards and has served on many charitable committees and foundations. Dr. Kirby retired in 2006 as a tenured professor of Management at Our Lady of the Lake University in San Antonio, Texas, where he taught for seventeen years. Dr. Kirby served as Chair of the QFN Economic Development Corporation, a Canadian corporation, from April 2007 to May 2008.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, officers and beneficial owners of more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the Securities and Exchange Commission, or SEC. The SEC has designated specific due dates for these reports. Directors, officers and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to our directors, officers and greater-than-10% beneficial owners were complied with during our fiscal year ended December 31, 2008, except that Michael Long filed a Form 4 on November 18, 2008 with respect to a stock purchase occurring on November 12, 2008.

CODE OF ETHICS

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

PROCEDURE FOR NOMINATING DIRECTORS

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We consider recommendations for Director candidates from our Directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas, 78216, and the Board of Directors will consider such nominee. The Board of Directors selects the Director candidates slated for election. We do not have a Nominating Committee in light of resource allocations made by the Board of Directors in its business judgment.

AUDIT COMMITTEE

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, is currently comprised of our only independent director, Dr. Peter Kirby, and it operates under a written charter adopted by our Board of Directors. Dr. Kirby meets the independence standards for independent directors under the rules of the Nasdaq Stock Market published in the Nasdaq Marketplace Rules. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in its charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Committee reviews and assesses the adequacy of its charter on an annual basis.

As set forth in more detail in its charter, the Audit Committee’s purpose is to assist the Board of Directors in its general oversight of our financial reporting, internal control and audit functions. Management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. Akin, Doherty, Klein & Feuge, P.C., our independent auditing firm, is responsible for performing an independent audit of the consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board.

The Audit Committee members are generally not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditor, nor can the Audit Committee certify that the independent auditor is “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors and the experience of the Audit Committee’s members in business, financial and accounting matters.

Among other matters, the Audit Committee monitors the activities and performance of our internal and external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board of Directors have ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent auditor. The Audit Committee also reviews the results of the internal and external audit work with regard to the adequacy and appropriateness of our financial, accounting and internal controls. Management and independent auditor presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discussions between management and the independent auditor. In addition, the Audit Committee generally oversees our internal compliance programs.

In overseeing the preparation of our financial statements, the Audit Committee has had access to our management to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Audit Committee has met with our independent auditors with regard to our audited financial statements for the year ended December 31, 2008. For the year ended December 31, 2008, the Audit Committee did receive the independent auditor’s letter and written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

For the year ended December 31, 2008, the only member of the Audit Committee was Dr. Kirby. The Audit Committee met four times in relation to the year ended December 31, 2008. We do not have an audit committee financial expert serving on our Audit Committee because we have been unable to replace the independent director serving as the audit committee financial expert after his resignation during 2003. We are still seeking an independent director to serve as the audit committee financial expert.

ITEM 11.

EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation earned during the fiscal years ended December 31, 2008 and 2007 by (i) our Principal Executive Officer, or PEO; and (ii) our two most highly compensated executive officers, other than our PEO.  We refer to the individuals included below as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2008 and 2007

Name and Principal Position (a)	Year Ended Dec. 31, (b)	Salary ($)(5) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Nonequity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(4) (i)	Total ($) (j)
Michael R. Long
Chairman, Chief	2008	300,000	216,000	149,966	––	––	––	12,117	678,083
Executive Officer	2007	190,000	231,000	153,208	––	––	––	12,117	586,325
and Chief Financial Officer
Louis A. Hoch
Vice Chairman,	2008	275,000	216,000	168,451	––	––	––	2,520	661,971
President and	2007	175,000	231,000	166,588	––	––	––	2,520	575,108
Chief Operating Officer
Ken Keller
Vice President,	2008	104,200	27,500	18,906	––	––	––	2,121	152,727
Chief Technology	2007	89,421	––	18,036	––	––	––	1,770	109,227
Officer

———————

(1)

On November 12, 2008, we granted Mr. Long and Mr. Hoch 6,171,429 shares of common stock each as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. On January 9, 2008, we granted 500,000 shares of common stock to Mr. Keller valued at $27,500. On November 1, 2007, we granted Mr. Long and Mr. Hoch 3,085,715 shares of common stock each as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. On February 27, 2007, we executed employment agreements with Mr. Long and Mr. Hoch and subsequently paid $15,000 to each as a signing bonus under the terms of their respective employment agreements.

(2)

Amount recognized for financial statement reporting purposes with respect to fiscal year in accordance with FAS 123R. On February 27, 2007, we executed employment agreements with Mr. Long and Mr. Hoch and subsequently issued 500,000 shares of common stock to each under the terms of their respective employment agreements. We also issued 2,500,000 shares of common stock to each as a long-term incentive under the terms of their respective employment agreements. The incentive stock is restricted and vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. On January 9, 2008, we granted our named executive officers a total of 17,050,000 shares of restricted common stock as follows: Mr. Long, 7,750,000 shares; Mr. Hoch, 7,750,000 shares; and Mr. Keller, 1,550,000 shares. This stock vests on January 9, 2018.

(3)

There were no stock options granted to any of our named executive officers during fiscal year 2008 or 2007.

(4)

Reflects premiums paid for term life insurance coverage. The amount for Mr. Keller in 2008 and 2007 also includes a required minimum contribution of $1,069 and $718, respectively, to Mr. Keller’s 401(k) Plan account because the 401(k) Plan was determined to be top-heavy.

(5)

Pursuant to the terms of their respective employment agreements, we agreed to increase the annual base salaries of Mr. Long and Mr. Hoch by the amounts of $110,000 and $100,000, respectively, for the 2008 fiscal year. We have deferred payment of the $110,000 and $100,000 increases to Mr. Long and Mr. Hoch, respectively, until a future date.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for 2009, 2010 and 2011. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009.

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007. Under the agreement, Mr. Hoch serves as our Vice Chairman of the Board, President and Chief Operating Officer. The agreement provides for base annual salaries of $175,000 for 2007, $275,000 for 2008 and $350,000 for 2009, 2010 and 2011. In addition, Mr. Hoch will receive an annual bonus of $216,000 during the term of the Agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Hoch received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009.

We do not have an employment agreement with Mr. Keller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2008, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2008

	Option awards (1)				Stock awards (1)
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)
Michael R. Long
12/30/2003	400,000	––	0.14	12/30/2013	––	––
12/29/2005	381,833	––	0.082	12/29/2015	1,355,972	27,119
12/27/2006	––	––	––	––	2,500,611	50,012
2/27/2007	––	––	––	––	2,500,000	50,000
1/09/2008	––	––	––	––	7,750,000	155,000
Louis A. Hoch
12/30/2003	425,000	––	0.14	12/30/2013	––	––
12/29/2005	586,147	––	0.082	12/29/2015	2,081,536	41,631
12/27/2006	––	––	––	––	4,083,333	81,667
2/27/2007	––	––	––	––	2,500,000	50,000
1/09/2008	––	––	––	––	7,750,000	155,000
Ken Keller
6/10/2003	85,000	––	0.085	6/10/2013	––	––
12/30/2003	90,000	––	0.14	12/30/2013	––	––
12/29/2005	102,492	––	0.082	12/29/2015	363,971	7,279
12/27/2006	––	––	––	––	538,333	10,767
1/09/2008	––	––	––	––	1,550,000	31,000

———————

(1)

We do not have any equity incentive plan awards.

(2)

Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009.

(3)

Calculated using the Over-the-Counter Bulletin Board, or OTCBB, closing price of $0.02 per share of our common stock on December 31, 2008.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2008 or 2007. In 2008 and 2007, we made a required minimum contribution of $1,069 and $718, respectively, to Mr. Keller because the 401(k) Plan was determined to be top-heavy.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Our employment agreements with Mr. Long and Mr. Hoch each provide that upon termination of his employment with us due to death or disability, involuntary termination without cause, termination for good reason or default by us, termination due to non-renewal of the agreement, or change of control, he is entitled to deferred compensation. This deferred compensation shall be the amount which is calculated as the greater of the base salary payments that each would have received had his employment continued for the remaining term of the agreement (including yearly increases calculated at the maximum increase for the prior two years), or an amount equal to 2.95 times the higher annual compensation earned by him in the past two years. In addition to this compensation, each shall be entitled to all of the benefits otherwise provided in his agreement during that period of time which is the greater of the remaining term of the agreement, or one year, and an amount equal to the pro rata portion of his bonus compensation for the year in which his employment is terminated. In addition, all stock options and restricted stock granted to each executive become fully vested upon his termination for any of these reasons. Also, in consideration of the executive’s obligations for a period of two years after the termination of his employment under a non-competition clause in the employment agreement, he shall be paid an amount equal to 2 times the base salary paid to him in the year prior to the expiration of the agreement.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our independent director in fiscal 2008.

Director Compensation Table for the Fiscal Year Ended December 31, 2008

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(1) (c)	Option Awards ($)(2) (d)	Non-equity Incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Peter G. Kirby	––	11,337	––	––	––	––	11,337

———————

(1)

Amount recognized for financial statement reporting purposes with respect to fiscal 2008 in accordance with FAS 123R. At December 31, 2008, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018, 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016 and 300,000 shares of common stock with a grant date fair value of $60,000 granted on March 28, 2005 that vested one-third on each of March 28, 2006, March 28, 2007 and March 28, 2008.

(2)

At December 31, 2008, Dr. Kirby had outstanding options to purchase 618,000 shares of our common stock.

Narrative to Director Compensation Table

We do not have an agreement with our independent director, Dr. Peter G. Kirby, to compensate him for his service on our Board of Directors. Mr. Long and Mr. Hoch receive no compensation for serving on our Board of Directors due to their status as officers of our company. On January 9, 2008, we granted Dr. Kirby 500,000 shares of common stock that vest on January 9, 2018.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of April 24, 2009 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each current director, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group:

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
5% Stockholder
Robert Evans, P.O. Box 56, Williamsville, IL 62693	11,520,000		10.3%
Named Executive Officers and Directors
Louis A. Hoch	26,227,676	(2)	23.3%
Michael R. Long	23,410,461	(3)	20.8%
Ken Keller	3,409,982	(4)	3.1%
Peter G. Kirby	1,818,500	(5)	1.6%
All executive officers and directors as a group (5 people)	57,054,109	(6)	49.9%

———————

(1)

Based on a total of 111,513,842 shares of common stock issued and outstanding on April 24, 2009.

(2)

Includes 1,011,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(3)

Includes 781,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(4)

Includes 277,492 shares that Mr. Keller has the right to acquire upon the exercise of stock options.

(5)

Includes 618,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

(6)

The address of all individual directors and executive officers is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In December 2002, we recognized losses of $535,302 and $449,371 under loan guarantees we made to collateralize margin loans for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, respectively, for which they were obliged to repay us. In February 2007, we entered into employment agreements with Mr. Long, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, our President and Chief Operating Officer, that require each executive officer to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of our common stock valued at $96,429 and options to purchase a total of 898,334 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of our common stock valued at $79,623 and options to purchase a total of 765,000 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of our common stock on December 19, 2007. We recorded the common stock accepted from Mr. Long and Mr. Hoch as treasury stock with a total cost of $176,052. We determined the fair value of each stock option accepted from Mr. Long and Mr. Hoch using the Black-Scholes option-pricing model. We canceled the options accepted from Mr. Long and Mr. Hoch on December 29, 2007 and recorded a total direct charge to equity of $70,117. In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to us for the second installment was $246,168 and is classified as Related Party Receivable on our balance sheet at December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of a portion of their annual payments for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

During the years ended December 31, 2008 and 2007, we paid Herb Authier a total of $34,250 and $35,500, respectively, for consulting services related to network engineering and administration that he provided to our Company. The amount paid to Mr. Authier in 2008 consisted of $22,500 in cash and 206,775 shares of our common stock valued at $11,750. The amount paid to Mr. Authier in 2007 consisted of $7,500 in cash and 352,674 shares of our common stock valued at $28,000. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2008, Michael R. Long, Louis A. Hoch and Peter G. Kirby served on our Board of Directors. Dr. Kirby was our sole independent board member as determined pursuant to the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market. We are currently traded on the Over-the-Counter Bulletin Board, which does not require that a majority of the board be independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal accountant for the fiscal years ended December 31, 2008 and 2007 included in our Form 10-K, are set forth in the table below.

	2008	2007
Audit fees	$54,000	$51,825
Tax fees	3,750	2,750
Total fees	$57,750	$54,575

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2008 column include amounts billed to us through April 30, 2009 for the year ended December 31, 2008 and the fees in the 2007 column include amounts billed to us through April 30, 2009 for the years ended December 31, 2007.

•

Tax Fees—These are fees for professional services rendered by our independent accountant for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to dispositions, and requests for rulings or technical advice from taxing authorities.

Audit Committee’s Pre-Approval Policies and Procedures

We may not engage our independent accountant to render any audit or non-audit service unless our Audit Committee approves the service in advance. All of the services performed by our independent accountant described above were approved in advance by our Audit Committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

By:	/s/ MICHAEL R. LONG
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer (principal executive officer and
principal financial and accounting officer)

Date:	April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL R. LONG
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer (principal executive officer and
principal financial and accounting officer)

Date:	April 30, 2009

By:	/s/ LOUIS A. HOCH
Louis A. Hoch
President, Chief Operating Officer, and Director

Date:	April 30, 2009

By:	/s/ PETER G. KIRBY
Peter G. Kirby
Director

Date:	April 30, 2009