Form 10-Q
period 2009-03-31
PAYMENT DATA SYSTEMS INC
filed 2009-05-15
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PAYMENT DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-30152	98-0190072
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post

such files).		Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

As of May 8, 2009, 111,513,842 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

1

Consolidated Balance Sheets as of March 31, 2009
and December 31, 2008

1

Consolidated Statements of Operations for the three Months
Ended March 31, 2009 and 2008

2

Consolidated Statements of Cash Flows for the three Months
Ended March 31, 2009 and 2008

3

Notes to  Consolidated Financial Statements

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

12

Item 4T.   Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

13

Item 1A.   Risk Factors

14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.     Defaults Upon Senior Securities

14

Item 4.     Submission of Matters to a Vote of Security Holders

14

Item 5.     Other Information

14

Item 6.     Exhibits

14

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$405,296	$103,428
Accounts receivable, net	136,804	158,736
Prepaid expenses and other	17,491	20,852
Total current assets	559,591	283,016

Property and equipment, net	52,225	62,114

Other assets:
Related party receivable	210,000	246,168
Other assets	16,693	16,693
Total other assets	226,693	262,861

Total assets	$838,509	$607,991

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$131,068	$108,055
Customer deposits payable	388,450	44,865
Accrued expenses	1,009,427	751,379
Deferred revenue	62,872	71,537
Total current liabilities	1,591,817	975,836

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691 issued and 111,513,842 and 112,547,215 outstanding	115,774	115,774
Additional paid-in capital	55,444,770	55,444,770
Treasury stock, at cost; 4,259,849 and 3,226,476 shares	(212,420)	(176,252)
Deferred compensation	(2,240,992)	(2,328,184)
Accumulated deficit	(53,860,440)	(53,423,953)
Total stockholders’ equity (deficit)	(753,308)	(367,845)

Total liabilities and stockholders’ equity (deficit)	$838,509	$607,991

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues	$818,816	$861,745

Operating expenses:
Cost of services	694,585	682,193
Selling, general and administrative:
Stock-based compensation	133,650	215,557
Other expenses	414,179	392,436
Depreciation	9,889	18,108
Total operating expenses	1,252,303	1,308,294

Operating loss	(433,487)	(446,549)

Other income (expense):
Interest income	—	8,149
Interest expense	—	(193)
Other income (expense)	—	750,000
Total other income (expense), net	—	757,956

Income (loss) before income taxes	(433,487)	311,407
Income taxes	3,000	—

Net income (loss)	$(436,487)	$311,407

Basic and diluted net income (loss) per common share	$—	$—
Weighted average common shares outstanding	112,524,251	78,333,505

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Operating activities:
Net income (loss)	$(436,487)	$311,407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,889	18,108
Non-cash issuance of common stock	––	48,381
Deferred compensation	87,192	139,167
Gain on sale of patents	—	(750,000)
Changes in current assets and current liabilities:
Accounts receivable	21,932	(34,134)
Prepaid expenses and other	3,361	(7,371)
Accounts payable and accrued expenses	281,061	(54,457)
Customer deposits payable	343,585	953
Deferred revenue	(8,665)	15,784

Net cash provided by (used in) operating activities	301,868	(312,162)

Investing activities:
Proceeds from sale of patents	—	750,000
Purchases of property and equipment	—	(9,246)

Net cash provided by investing activities	—	740,754

Financing activities:
Issuance of common stock, net of issuance costs	—	1,637

Net cash provided by financing activities	—	1,637

Change in cash and cash equivalents	301,868	430,229

Cash and cash equivalents, beginning of period	103,428	115,597

Cash and cash equivalents, end of period	$405,296	$545,826

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Payment Data Systems, Inc. and subsidiaries (the “Company”), has incurred substantial losses since inception, which has led to a deficit in working capital. The Company believes that its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. The Company is currently aggressively pursuing strategic alternatives. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 2. Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2009	December 31, 2008

Accrued salaries	$512,892	$311,880
Reserve for merchant losses	206,769	209,220
Accrued commissions	196,810	144,202
Accrued taxes	82,306	77,469
Other accrued expenses	10,650	8,608
Total accrued expenses	$1,009,427	$751,379

Note 3. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the quarter ended March 31, 2009, the Company did not sell any common stock pursuant to the equity line of credit.

Note 4. Net Income (Loss) Per Share

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

Note 5. Related Party Transactions

As previously disclosed, in 2002 the Company recognized a loss on margin loans guaranteed by it for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; and Louis A. Hoch, then President and Chief Operating Officer, in the amount of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to the Company for the second installment is classified as Related Party Receivable on the Company’s balance sheet and was $210,000 at March 31, 2009 and $246,168 at December 31, 2008.

During the quarter ended March 31, 2009, the Company engaged Herb Authier to provide consulting services as an independent contractor related to network engineering and administration. The amount paid to Mr. Authier for such services was $7,500. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 6. Legal Proceeding

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

On November 12, 2008, the Company commenced legal action against its former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. The Company alleged that they breached the terms of its services agreement with them and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. The Company intends to pursue any legal means available to it in order to collect this judgment.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2009, we have an accumulated deficit of approximately $53.9 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2009, our card merchant processing loss reserve was $206,769. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2008, we did not charge any bad debt expense and recorded bad debt write-offs of $1,749 against our allowance for doubtful accounts. At March 31, 2009, the balance of the allowance for doubtful accounts was approximately $30,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2008 or during the quarter ended March 31, 2009.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2009 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2008, we had available net operating loss carryforwards of approximately $41.1 million, which expire beginning in the year 2020.

We follow FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We do not have any unrecognized income tax benefits at March 31, 2009 or December 31, 2008.

Effect of New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with enhanced quantitative, qualitative and credit risk disclosures. SFAS 161 requires quantitative disclosures in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. The adoption of SFAS 161 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2009 decreased 5% to $818,816 from $861,745 for the quarter ended March 31, 2008. The decrease from the prior year quarter was primarily attributable to the loss of our largest credit card processing merchant during the second quarter of 2008. The monthly average number of consumers using our billx.com online payment service decreased to 545 in the first quarter of 2009 from 795 in the first quarter of 2008. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $694,585 and $682,193 for the quarters ended March 31, 2009 and 2008, respectively. The increase from the prior year quarter was due primarily to the increase in commissions related to processing increased card-based transaction volume through resellers.

Stock-based compensation expenses decreased to $133,650 for the quarter ended March 31, 2009, from $215,557 for the first quarter of 2008. The change from the prior year quarter was principally due to approximately $49,000 of expense in the prior year quarter related to incentive stock grants made to employees in March 2005 that were fully amortized at March 31, 2008.

Other selling, general and administrative expenses increased to $414,179 for the quarter ended March 31, 2009, from $392,436 for the first quarter of 2008. The increase from the prior year quarter was principally due to annual salary increases for executives called for under their respective employment agreements.

Depreciation and amortization was $9,889 and $18,108 for the quarter ended March 31, 2009 and 2008, respectively. The decrease from the prior quarter was primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2008. We did not make any capital expenditures during the quarter ended March 31, 2009.

There was no net other income for the first quarter of 2009 as compared to net other income of $757,956 for the quarter ended March 31, 2008. The decrease from the prior year quarter was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Net loss was $436,487 for the quarter ended March 31, 2009 as compared to net income of $311,407 for the prior year quarter, as a result of the items discussed above.

Liquidity and Capital Resources

At March 31, 2009, we had $405,296 of cash and cash equivalents, compared to $103,428 of cash and cash equivalents at December 31, 2008. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through March 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $75,064.

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

Net cash provided by operating activities was $301,868 for the quarter ended March 31, 2009 and cash used in operating activities was $312,162 for the quarter ended March 31, 2008. Net cash provided by operating activities in 2009 was primarily attributable to the increase in customer deposit payables, which consist of cash held in transit that we collected on behalf of our merchants via the ACH system. Net cash used in operating activities in 2008 was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

There were no cash flows generated by investing activities for the quarter ended March 31, 2009. Net cash provided by investing activities of $740,754 for the quarter ended March 31, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $9,246.

There were no cash flows generated by financing activities for the quarter ended March 31, 2009. Net cash provided by financing activities of $1,637 for the quarter ended March 31, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit.

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

As previously disclosed, in 2002 the Company recognized a loss on margin loans guaranteed by it for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; and Louis A. Hoch, then President and Chief Operating Officer, in the amount of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to us for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of our common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to us for the second installment is classified as Related Party Receivable on our balance sheet and was $210,000 at March 31, 2009 and $246,168 at December 31, 2008.

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

ITEM 1A.

RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009, we did not sell any unregistered securities.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2009, we did not default on any senior securities.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the first quarter of fiscal year 2009.

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

PAYMENT DATA SYSTEMS, INC.

Date: May 15, 2009	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

16