Form 10-Q
period 2009-06-30
PAYMENT DATA SYSTEMS INC
filed 2009-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes ☒ No

As of August 7, 2009, 111,513,842 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,629	$103,428
Accounts receivable, net	144,775	158,736
Prepaid expenses and other	18,165	20,852
Total current assets	500,569	283,016

Property and equipment, net	42,742	62,114

Other assets:
Related party receivable	210,000	246,168
Other assets	16,693	16,693
Total other assets	226,693	262,861

Total assets	$770,004	$607,991

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$130,723	$108,055
Accrued expenses	1,262,487	751,379
Customer deposits payable	324,596	44,865
Deferred revenue	54,206	71,537
Total current liabilities	1,772,012	975,836

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691 issued and 111,513,842 and 112,547,215 outstanding	115,774	115,774
Additional paid-in capital	55,444,770	55,444,770
Treasury stock, at cost; 4,259,849 and 3,226,476 shares	(212,420)	(176,252)
Deferred compensation	(2,153,800)	(2,328,184)
Accumulated deficit	(54,196,332)	(53,423,953)
Total stockholders’ equity (deficit)	(1,002,008)	(367,845)

Total liabilities and stockholders’ equity (deficit)	$770,004	$607,991

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$834,993	$659,045	$1,653,809	$1,520,790

Operating expenses:
Cost of services	679,076	571,181	1,373,661	1,253,374
Selling, general and administrative:
Stock-based compensation	133,650	144,350	267,300	359,907
Other expenses	345,676	416,130	759,855	808,566
Depreciation	9,483	17,975	19,372	36,083
Total operating expenses	1,167,885	1,149,636	2,420,188	2,457,930

Operating loss	(332,892)	(490,591)	(766,379)	(937,140)

Other income (expense):
Interest income	-	513	-	8,662
Interest expense	-	-	-	(193)
Other income (expense)	-	(1,160)	-	748,840
Total other income (expense), net	-	(647)	-	757,309

Loss before income taxes	(332,892)	(491,238)	(766,379)	(179,831)
Income taxes	3,000	-	6,000	-

Net loss	$(335,892)	$(491,238)	$(772,379)	$(179,831)

Basic and diluted net loss per common share:	$0.00	$0.00	$(0.01)	$0.00
Weighted average common shares
outstanding	111,513,842	99,991,359	112,016,255	89,162,132

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net loss	$(772,379)	$(179,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,372	36,083
Non-cash issuance of common stock	-	78,255
Deferred compensation	174,384	229,134
Gain on sale of patents	-	(750,000)
Loss on disposition of assets		1,160
Changes in current assets and current liabilities:
Accounts receivable	13,961	(49,336)
Prepaid expenses and other	2,687	4,965
Accounts payable and accrued expenses	533,776	36,209
Customer deposits payable	279,731	(13,107)
Deferred revenue	(17,331)	56,818

Net cash provided by (used in) operating activities	234,201	(549,650)

Investing activities:
Proceeds from sale of patents	-	750,000
Purchases of property and equipment	-	(10,316)

Net cash provided by investing activities	-	739,684

Financing activities:
Issuance of common stock, net of issuance costs	-	1,637

Net cash provided by financing activities	-	1,637

Change in cash and cash equivalents	234,201	191,671

Cash and cash equivalents, beginning of period	103,428	115,597

Cash and cash equivalents, end of period	$337,629	$307,268

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

Certain prior period amounts have been reclassified for comparative purposes to conform to the current period’s presentation.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	June 30, 2009	December 31, 2008

Accrued salaries	$781,403	$311,880
Reserve for merchant losses	205,400	209,220
Accrued commissions	223,318	144,202
Accrued taxes	47,426	77,469
Other accrued expenses	4,940	8,608
Total accrued expenses	$1,262,487	$751,379

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the six months ended June 30, 2009, the Company did not sell any common stock pursuant to the equity line of credit.

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

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to the Company for the second installment is classified as Related Party Receivable on the Company’s balance sheet and was $210,000 at June 30, 2009 and $246,168 at December 31, 2008.

During the six months ended June 30, 2009, the Company engaged Herb Authier to provide consulting services as an independent contractor related to network engineering and administration. The amount paid to Mr. Authier for such services was $15,000. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

On November 12, 2008, the Company commenced legal action against its former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. The Company alleged that they breached the terms of its services agreement with them and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. The Company intends to pursue any legal means available to it in order to collect this judgment. As of the date of this report, no amounts have been collected towards this judgment.

Note 7.  Subsequent Event

On July 21, 2009, the Company’s Board of Directors granted a total of 100,000 shares of unrestricted common stock valued at $1,600 to an employee under the terms of the Company's Employee Comprehensive Stock Plan.

The Company evaluated subsequent events through the date of this report.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2009, we have an accumulated deficit of approximately $54.2 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At June 30, 2009, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2008, we did not charge any bad debt expense and recorded bad debt write-offs of $1,749 against our allowance for doubtful accounts. At June 30, 2009, the balance of the allowance for doubtful accounts was approximately $30,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2008 or during the six months ended June 30, 2009.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2009 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2008, we had available net operating loss carryforwards of approximately $41.1 million, which expire beginning in the year 2020.

We follow FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We do not have any unrecognized income tax benefits at June 30, 2009 or December 31, 2008.

Effect of New Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which en entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted SFAS 165. The Company evaluated subsequent events through the date and time the financial statements were issued. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2009 increased 27% to $834,993 from $659,045 for the quarter ended June 30, 2008. Revenues for the six months ended June 30, 2009 increased 9% to $1,653,809 from $1,520,790 for the six months ended June 30, 2008. The increase from the prior year periods was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. The monthly average number of consumers using our billx.com online payment service decreased to 532 in the first six months of 2009 from 778 in the first six months of 2008. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $679,076 and $571,181 for the quarters ended June 30, 2009 and 2008, respectively and $1,373,661 and $1,253,374 for the six months ended June 30, 2009 and 2008, respectively. The increase from the prior year periods was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Stock-based compensation expenses decreased to $133,650 for the quarter ended June 30, 2009, from $144,350 for the second quarter of 2008. Stock-based compensation expenses decreased to $267,300 for the six months ended June 30, 2008, from $359,907 for the same period of 2008. The change from the prior year quarter was principally due to approximately $9,000 of expense in the prior year quarter related to stock grants made to advisory board members that were fully amortized at December 31, 2008. The change from the prior year six month period was principally due to approximately $49,000 of expense in the prior year period related to incentive stock grants made to employees in March 2005 that were fully amortized at March 31, 2008.

Other selling, general and administrative expenses decreased to $345,676 for the quarter ended June 30, 2009, from $416,130 for the second quarter of 2008. Other selling, general and administrative expenses for the six months ended June 30, 2009 decreased to $759,855 from $808,566 for the six months ended June 30, 2008. The decreases from the prior year periods were principally due to lower professional consulting fees.

Depreciation and amortization was $9,483 and $17,975 for the quarter ended June 30, 2009 and 2008, respectively. Depreciation for the six months ended June 30, 2009 decreased to $19,372 from $36,083 for the six months ended June 30, 2008. The decreases from the prior periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2008. We did not make any capital expenditures during the six months ended June 30, 2009.

There was no net other expense for the second quarter of 2009 as compared to net other expense of $647 for the quarter ended June 30, 2008. There was no net other income for the first six months of 2009 as compared to net other income of $757,309 for the six months ended June 30, 2008. The decrease from the prior year period was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Net loss decreased to $335,892 for the quarter ended June 30, 2009 from $491,238 for the second quarter of 2008 and increased to $772,379 for the six months ended June 30, 2009 from $179,831 for the prior year comparable period, as a result of the items discussed above.

Liquidity and Capital Resources

At June 30, 2009, we had $337,629 of cash and cash equivalents, compared to $103,428 of cash and cash equivalents at December 31, 2008. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through June 30, 2009, we sold 1,535,263 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $75,064.

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

Net cash provided by operating activities was $234,201 for the six months ended June 30, 2009 and cash used in operating activities was $549,650 for the six months ended June 30, 2008. Net cash provided by operating activities in 2009 was primarily attributable to the increase in customer deposit payables, which consist of cash held in transit that we collected on behalf of our merchants via the ACH system. Net cash used in operating activities in 2008 was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

There were no cash flows generated by investing activities for the six months ended June 30, 2009. Net cash provided by investing activities of $739,684 for the six months ended June 30, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $10,316.

There were no cash flows generated by financing activities for the six months ended June 30, 2009. Net cash provided by financing activities of $1,637 for the six months ended June 30, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit.

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

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to us for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of our common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to us for the second installment is classified as Related Party Receivable on our balance sheet and was $210,000 at June 30, 2009 and $246,168 at December 31, 2008.

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

On November 12, 2008, we commenced legal action against our former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. We alleged that they breached the terms of our services agreement with them and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding us actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. We were also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. We intend to pursue any legal means available to us in order to collect this judgment. As of the date of this report, we have not collected any amounts towards this judgment.

Item 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2009, we did not sell any unregistered securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2009, we did not default on any senior securities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the second quarter of fiscal year 2009.

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

PAYMENT DATA SYSTEMS, INC.

Date: August 14, 2009	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)