Form 10-Q
period 2009-09-30
PAYMENT DATA SYSTEMS INC
filed 2009-11-16
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                           ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of November 1, 2009, 110,778,547 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	Consolidated Balance Sheets as of September 30, 2009
	and December 31, 2008	1

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2009 and 2008	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T.	Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Submission of Matters to a Vote of Security Holders.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	15

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,348	$103,428
Accounts receivable, net	143,540	158,736
Prepaid expenses and other	16,298	20,852
Total current assets	509,186	283,016

Property and equipment, net	34,051	62,114

Other assets:
Related party receivable	210,000	246,168
Other assets	6,693	16,693
Total other assets	216,693	262,861

Total assets	$759,930	$607,991

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$149,590	$108,055
Accrued expenses	1,168,300	751,379
Customer deposits payable	340,786	44,865
Deferred revenue	19,240	71,537
Total current liabilities	1,677,916	975,836

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691 issued and 110,778,547 and 112,547,215 outstanding	115,774	115,774
Additional paid-in capital	55,444,770	55,444,770
Treasury stock, at cost; 4,995,144 and 3,226,476 shares	(238,155)	(176,252)
Deferred compensation	(2,066,608)	(2,328,184)
Accumulated deficit	(54,173,767)	(53,423,953)
Total stockholders’ equity (deficit)	(917,986)	(367,845)

Total liabilities and stockholders’ equity (deficit)	$759,930	$607,991

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$841,278	$667,362	$2,495,087	$2,188,152

Operating expenses:
Cost of services	476,651	537,204	1,850,312	1,790,578
Selling, general and administrative:
Stock-based compensation	133,650	145,439	400,950	505,346
Other expenses	196,721	343,890	956,576	1,152,456
Depreciation	8,691	11,166	28,063	47,249
Total operating expenses	815,713	1,037,699	3,235,901	3,495,629

Operating income (loss)	25,565	(370,337)	(740,814)	(1,307,477)

Other income (expense):
Interest income	-	410	-	9,072
Interest expense	-	-	-	(193)
Other income (expense)	-	-	-	748,840
Total other income (expense), net	-	410	-	757,719

Income (loss) before income taxes	25,565	(369,927)	(740,814)	(549,758)
Income taxes	3,000	-	9,000	-

Net income (loss)	$22,565	$(369,927)	$(749,814)	$(549,758)

Basic and diluted net income (loss) per common share:	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average common shares
outstanding	111,385,965	100,822,128	111,846,944	93,077,167

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Operating activities:
Net loss	$(749,814)	$(549,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28,063	47,249
Non-cash issuance of common stock	-	78,255
Deferred compensation	261,576	319,071
Gain on sale of patents	-	(750,000)
Bad debt	2,435	-
Loss on disposition of assets	-	1,160
Changes in current assets and current liabilities:
Accounts receivable	12,761	(95,186)
Prepaid expenses and other	14,554	(3,871)
Accounts payable and accrued expenses	432,721	191,883
Customer deposits payable	295,921	(37,797)
Deferred revenue	(52,297)	105,730

Net cash provided by (used in) operating activities	245,920	(693,264)

Investing activities:
Proceeds from sale of patents	-	750,000
Purchases of property and equipment	-	(19,418)

Net cash provided by investing activities	-	730,582

Financing activities:
Issuance of common stock, net of issuance costs	-	1,637

Net cash provided by financing activities	-	1,637

Change in cash and cash equivalents	245,920	38,955

Cash and cash equivalents, beginning of period	103,428	115,597

Cash and cash equivalents, end of period	$349,348	$154,552

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	September 30, 2009	December 31, 2008

Accrued salaries	$874,819	$311,880
Reserve for merchant losses	205,400	209,220
Accrued commissions	26,032	144,202
Accrued taxes	50,874	77,469
Other accrued expenses	11,175	8,608
Total accrued expenses	$1,168,300	$751,379

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the nine months ended September 30, 2009, the Company did not sell any common stock pursuant to the equity line of credit.

Note 4.  Stock-Based Compensation

On July 21, 2009, the Company’s Board of Directors granted a total of 100,000 shares of unrestricted common stock valued at $1,600 to an employee under the terms of the Company's Employee Comprehensive Stock Plan.

Note 5.  Net Income (Loss) Per Share

Basic and diluted income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive securities, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted income (loss) per common share because their effect was anti-dilutive.

Note 6.  Related Party Transactions

As previously disclosed, in 2002 the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; and Louis A. Hoch, then President and Chief Operating Officer, in the amount of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to the Company for the second installment is classified as Related Party Receivable on the Company’s balance sheet and was $210,000 at September 30, 2009 and $246,168 at December 31, 2008.

During the nine months ended September 30, 2009, the Company employed Herb Authier to provide services related to network engineering and administration. The amount paid to Mr. Authier for such services was $22,500. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 7.  Legal Proceeding

On August 29, 2008, Tara Patrick p/k/a Carmen Electra, commenced legal action against the Company in the Superior Court of the State of California for the County of Los Angeles. On October 7, 2008, the Company removed that case to the United States District Court for the Central District of California – Los Angeles Division. With respect to the suit, the plaintiff alleged that the Company violated her rights of publicity and breached the terms of its license agreement with her. The plaintiff alleged and sought resulting economic, exemplary and punitive damages, interest, attorneys' fees and costs of court. On November 14, 2008, the Company filed a counterclaim against Ms. Patrick in the United States District Court for the Central District of California – Los Angeles Division alleging that she breached the terms of the Company’s license agreement with her. The Company alleged and sought to recover damages arising from her breach of the agreement.

On September 15, 2009, the Company entered into a settlement agreement with Ms. Patrick. Under the terms of the settlement, both parties dismissed the pending litigation, with prejudice, and released all claims against each other. Additionally, the Company agreed to pay $6,000 to Ms. Patrick and $500 to a charity of her choosing and she agreed to return all 735,295 shares of the Company’s common stock received by her under the original license agreement to the Company. The return of this common stock was recorded as an acquisition of treasury stock with a value of $25,735, based on the closing price of the common stock on September 15, 2009, which was $0.035 per share. The Company does not expect to incur any additional expenses associated with this litigation.

On November 12, 2008, the Company commenced legal action against its former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. The Company alleged that they breached the terms of its services agreement with it and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. On or about January 1, 2009, Commerce Planet entered into an Asset Purchase Agreement with Morlex, Inc. Pursuant to this agreement, Commerce Planet’s liabilities were assigned to and/or assumed by Morlex, including the debt owed to the Company. On May 27, 2009, the Company commenced legal action against Morlex, Inc., in the 285th Judicial District Court of Bexar County, Texas. On September 2, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $7,500. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. The Company intends to pursue any legal means available to it in order to collect this judgment. As of the date of this report, no amounts have been collected towards this judgment.

Note 8.  Subsequent Events

On October 7, 2009, the Company executed a second amendment to its lease agreement for the office space that houses its headquarters and operations. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $250,138 through its expiration in October 2012.

On November 1, 2009, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 7,200,000 shares of restricted common stock by the Company as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2009, which was $0.03 per share.

On November 12, 2009, the Company executed amendments to its employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively. The reduction in salary expense for the Company will be recorded evenly over the last six months of 2009.

On November 12, 2009, the Company commenced legal action against its customers Access General Holdings, Inc., Access General Agency, Inc., Access General Agency of California, Inc., Access General Agency of Pennsylvania, Inc., Access General Agency of Florida, Inc., Access General Agency of Texas, Inc., Access General Agency of Arizona, Inc. and Access Adjusting Services, Inc. (collectively referred to as “Access General”), in the 285th Judicial District Court of Bexar County, Texas. The Company alleges that Access General breached the terms of its services agreements with the Company by violating the exclusivity provisions contained therein and seeks to recover economic damages and attorneys' fees. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If the Company fails to prevail in this legal matter, the Company’s financial position, results of operations, and cash flows could be materially adversely affected.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2009, we have an accumulated deficit of approximately $54.2 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2009, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2008, we did not charge any bad debt expense and recorded bad debt write-offs of $1,749 against our allowance for doubtful accounts. In the nine months ended September 30, 2009, we charged $2,435 of bad debt expense and recorded bad debt write-offs of $6,734 against our allowance for doubtful accounts. At September 30, 2009, the balance of the allowance for doubtful accounts was approximately $26,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2008 or during the nine months ended September 30, 2009.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2009 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2008, we had available net operating loss carryforwards of approximately $41.1 million, which expire beginning in the year 2020.

We follow FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” now Accounting Standards Codification (“ASC”) topic 740, which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We do not have any unrecognized income tax benefits at September 30, 2009 or December 31, 2008.

Effect of New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now ASC topic 855,which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which en entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted SFAS 165. The Company evaluated subsequent events through the date and time the financial statements were issued. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This statement is now ASC topic 105. SFAS 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2009 increased 26% to $841,278 from $667,362 for the quarter ended September 30, 2008. Revenues for the nine months ended September 30, 2009 increased 14% to $2,495,087 from $2,188,152 for the nine months ended September 30, 2008. The increase from the prior year periods was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. We anticipate revenues for the fourth quarter of 2009 to decrease from the third quarter because our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis during October 2009 in what we believe is a violation of its service agreements with us. Services provided to Access General accounted for approximately 35% and 32% of our total revenues for the quarter and nine months ended September 30, 2009, respectively. We have commenced legal action against Access General for the breach of its agreements with us and seek to recover the resulting economic damages; however, the outcome of this proceeding cannot be determined at this time.

The monthly average number of consumers using our billx.com online payment service decreased to 522 in the first nine months of 2009 from 764 in the first nine months of 2008. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $476,651 and $537,204 for the quarters ended September 30, 2009 and 2008, respectively and $1,850,312 and $1,790,578 for the nine months ended September 30, 2009 and 2008, respectively. The decrease from the prior year quarter was attributable to an adjustment in the third quarter of 2009 for accrued fees that will not be paid to a reseller due to its breach of our related service agreements. The increase from the prior year period was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Stock-based compensation expenses decreased to $133,650 for the quarter ended September 30, 2009, from $145,439 for the third quarter of 2008. Stock-based compensation expenses decreased to $400,950 for the nine months ended September 30, 2009, from $505,346 for the same period of 2008. The change from the prior year quarter was principally due to approximately $9,000 of expense in the prior year quarter related to stock grants made to advisory board members that were fully amortized at December 31, 2008. The change from the prior year nine month period was principally due to approximately $49,000 of expense in the prior year period related to incentive stock grants made to employees in March 2005 that were fully amortized at March 31, 2008.

Other selling, general and administrative expenses decreased to $196,721 for the quarter ended September 30, 2009, from $343,890 for the third quarter of 2008. Other selling, general and administrative expenses for the nine months ended September 30, 2009 decreased to $956,576 from $1,152,456 for the nine months ended September 30, 2008. The decreases from the prior year periods were principally due to lower salary expenses of $180,000 for the third quarter of 2009 pursuant to amended executive employment agreements. On November 12, 2009, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, agreed to reduce their annual base salaries for 2009 to $190,000 from $375,000 and $175,000 from $350,000, respectively.

Depreciation and amortization was $8,691 and $11,166 for the quarter ended September 30, 2009 and 2008, respectively. Depreciation for the nine months ended September 30, 2009 decreased to $28,063 from $47,249 for the nine months ended September 30, 2008. The decreases from the prior periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2008. We did not make any capital expenditures during the nine months ended September 30, 2009.

There was no net other income for the third quarter of 2009 as compared to net other income of $410 for the quarter ended September 30, 2008. There was no net other income for the first nine months of 2009 as compared to net other income of $757,719 for the nine months ended September 30, 2008. The decrease from the prior year period was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

We reported net income of $22,565 for the quarter ended September 30, 2009 compared to a net loss of $369,927 for the third quarter of 2008 and net loss increased to $749,814 for the nine months ended September 30, 2009 from $549,758 for the prior year comparable period, as a result of the items discussed above. We do not expect to report net income for the fourth quarter of 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $349,348 of cash and cash equivalents, compared to $103,428 of cash and cash equivalents at December 31, 2008. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through September 30, 2009, we sold 1,535,263 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $75,064.

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

Net cash provided by operating activities was $245,920 for the nine months ended September 30, 2009 and cash used in operating activities was $693,264 for the nine months ended September 30, 2008. Net cash provided by operating activities in 2009 was primarily attributable to the increase in customer deposit payables, which consist of cash held in transit that we collected on behalf of our merchants via the ACH system. Net cash used in operating activities in 2008 was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

There were no cash flows generated by investing activities for the nine months ended September 30, 2009. Net cash provided by investing activities of $730,582 for the nine months ended September 30, 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $19,418.

There were no cash flows generated by financing activities for the nine months ended September 30, 2009. Net cash provided by financing activities of $1,637 for the nine months ended September 30, 2008 represented the net proceeds from the issuance of common stock under our equity line of credit.

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

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

As previously disclosed, in 2002 the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; and Louis A. Hoch, then President and Chief Operating Officer, in the amount of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to us for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of our common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168. The total amount owed to us for the second installment is classified as Related Party Receivable on our balance sheet and was $210,000 at September 30, 2009 and $246,168 at December 31, 2008.

On August 29, 2008, Tara Patrick p/k/a Carmen Electra, commenced legal action against us in the Superior Court of the State of California for the County of Los Angeles. On October 7, 2008, we removed that case to the United States District Court for the Central District of California – Los Angeles Division. With respect to the suit, the plaintiff alleged that we violated her rights of publicity and breached the terms of our license agreement with her. The plaintiff alleged and sought resulting economic, exemplary and punitive damages, interest, attorneys' fees and costs of court. On November 14, 2008, we filed a counterclaim against Ms. Patrick in the United States District Court for the Central District of California – Los Angeles Division alleging that she breached the terms of our license agreement with her. We alleged and sought to recover damages arising from her breach of the agreement.

On September 15, 2009, we entered into a settlement agreement with Ms. Patrick. Under the terms of the settlement, both parties dismissed the pending litigation, with prejudice, and released all claims against each other. Additionally, we agreed to pay $6,000 to Ms. Patrick and $500 to a charity of her choosing and she agreed to return all 735,295 shares of our common stock received by her under the original license agreement to us. We do not expect to incur any additional expenses associated with this litigation.

On November 12, 2008, we commenced legal action against our former customers Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. We alleged that they breached the terms of our services agreement with them and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding us actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. We were also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. On or about January 1, 2009, Commerce Planet entered into an Asset Purchase Agreement with Morlex, Inc. Pursuant to this agreement, Commerce Planet’s liabilities were assigned to and/or assumed by Morlex, including the debt owed to us. On May 27, 2009, we commenced legal action against Morlex, Inc., in the 285th Judicial District Court of Bexar County, Texas. On September 2, 2009, the Court entered a Default Judgment awarding us actual damages in the amount of $140,472 and attorney’s fees in the amount of $7,500. We were also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. We intend to pursue any legal means available to us in order to collect this judgment. As of the date of this report, we have not collected any amounts towards this judgment.

On November 12, 2009, we commenced legal action against our customers Access General Holdings, Inc., Access General Agency, Inc., Access General Agency of California, Inc., Access General Agency of Pennsylvania, Inc., Access General Agency of Florida, Inc., Access General Agency of Texas, Inc., Access General Agency of Arizona, Inc. and Access Adjusting Services, Inc. (collectively, “Access General”), in the 285th Judicial District Court of Bexar County, Texas. We allege that Access General breached the terms of their services agreements with us by violating the exclusivity provisions contained therein and seek to recover economic damages and attorneys' fees. As of the date of this report, there have been no material developments in the suit. The results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, our financial position, results of operations, and cash flows could be materially adversely affected.

Item 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009, we did not sell any unregistered securities.

On November 1, 2009, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 7,200,000 shares of restricted common stock by the Company as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2009, which was $0.03 per share.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were issued to accredited investors. The shares were issued for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2009, we did not default on any senior securities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the third quarter of fiscal year 2009.

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

10.15	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (filed herewith).

10.16	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: November 16, 2009	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)