Form 10-K
period 2009-12-31
PAYMENT DATA SYSTEMS INC
filed 2010-04-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes    ☑No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant's second fiscal quarter, was approximately $886,170 based on the closing price reported on such date of the registrant's common stock.

As of April 14, 2010, the number of outstanding shares of the registrant's common stock was 125,178,547.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K
For the Year Ended December 31, 2009

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2009 were $134.4 billion, an increase of 2% from $132.2 billion in 2008. The prevalence of the Internet makes having an online presence a basic consideration for those operating a business today. To remain competitive, many companies are seeking to leverage the Internet to provide operational efficiencies, create new revenue opportunities and maximize the longevity and profitability of their customer relationships.

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

In addition to these electronic payment services, we are also aggressively developing and marketing prepaid gift cards and personal spending debit cards. In December 2005, we signed an agreement with MetaPayments Systems, a division of MetaBank, a federally chartered bank, to be our issuing bank for select prepaid debit card programs running on the various card associations and debit networks. We also have an agreement with FSV Payment Systems, a third-party provider, to provide us with backend card processing services for our debit card processing platform. We are working with MetaPayments to develop a series of competitive gift and personal spending card programs. In August 2007, we officially launched our Natalie Gulbis Gift MasterCard program, which features Natalie Gulbis, one of the young stars on the Ladies Professional Golf Association Tour, and we intend to develop other debit card programs.

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

Customers

Our primary customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, with generally three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 482 customers at December 31, 2009 from 335 customers at December 31, 2008. However, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis during October 2009 and will not generate any significant revenues in 2010. In addition, our second largest customer, Protection One, ceased using our processing services in January 2010. Services provided to Access General Insurance, Protection One and Agency Insurance accounted for approximately 28%, 15% and 6%, respectively, of our total consolidated revenues for the year ended December 31, 2009. Services provided to Access General Insurance, Protection One, Lexicon Marketing, Calsurance and Agency Insurance accounted for approximately 17%, 11%, 9%, 7% and 7%, respectively, of our total consolidated revenues for the year ended December 31, 2008.

Our other customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 511 in 2009 from 716 in 2008.

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

Employees

As of December 31, 2009, we had 7 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2009, our accumulated deficit was $54,227,479.

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

The market for our common stock is highly volatile. In 2009, our closing stock price fluctuated between $0.015 and $0.05. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

As of December 31, 2009, our headquarters and operations were housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. The office lease requires future minimum lease payments of $236,617 through its expiration in October 2012. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future.

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

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to us by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to us for the second installment and the amount that we owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

In December 2009, Mr. Long and Mr. Hoch did not pay us the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, we owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the third installment due by December 31, 2009.

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

On March 2, 2010, we entered into a settlement agreement with Commerce Planet, Inc. Under the terms of the settlement, Commerce Planet agreed to pay us $75,000 and issue 5,000,000 shares of free trading Commerce Planet common stock to us on or before April 2, 2010. Additionally, both parties released all claims against each other. On March 2, 2010, we received payment of $75,000 from Commerce Planet in accordance with the terms of the settlement. As of the date of this report, the Commerce Planet common stock had not been delivered to us. We intend to pursue any legal means available to us in order to enforce the settlement agreement.

On November 12, 2009, we commenced legal action against our customers Access Insurance Holdings, Inc., Access General Agency, Inc., Access General Insurance Agency of California, Inc., Access General Agency of Pennsylvania, Inc., Access General Agency of Florida, Inc., Access General Insurance Agency of Texas, Inc., Access General Agency of Arizona, Inc. and Access Adjusting Services, Inc. (collectively referred to as “Access General”), in the 285th Judicial District Court of Bexar County, Texas. We alleged that Access General breached the terms of its services agreements with us by violating the exclusivity provisions contained therein and sought to recover economic damages and attorneys' fees.

On December 30, 2009, we entered into a settlement agreement with Access General. Under the terms of the settlement, Access General agreed to pay us $150,000 to dismiss the pending litigation, with prejudice, and both parties released all claims against each other. Access General also agreed to pay us for actual chargeback amounts and associated fees as incurred. Additionally, Access General agreed to pay us monthly minimum processing fees of $33.00 a month for each of the associated merchant accounts until June 30, 2010. We agreed to indemnify Access General against any third party early termination fees. On December 30, 2009, we received payment of $150,000 from Access General in accordance with the terms of the settlement. We do not expect to incur any additional expenses associated with this litigation.

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

The following table sets forth for the quarterly periods indicated the range of high and low bid prices of our common stock as reported on the Over-the-Counter Bulletin Board:

	High	Low
2009
First Quarter	$0.040	$0.020
Second Quarter	$0.035	$0.015
Third Quarter	$0.050	$0.015
Fourth Quarter	$0.035	$0.015

2008
First Quarter	$0.075	$0.040
Second Quarter	$0.075	$0.040
Third Quarter	$0.055	$0.035
Fourth Quarter	$0.045	$0.020

Holders

As of April 14, 2010, 125,178,547 shares of our common stock are issued and outstanding. As of April 14, 2010, there were approximately 3,000 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Employee Comprehensive Stock Plan approved by stockholders	2,881,500	$ 0.17	13,777,168

Non-Employee Director Plan approved by stockholders	738,003	$ 0.68	641,997

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2009, we did not purchase any securities.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of December 31, 2009, we have an accumulated deficit of approximately $54.2 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2009, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2009, we recorded $18,435 of bad debt expense. We did not record any bad debt expense in 2008. In 2009 and 2008, we recorded bad debt write-offs of $6,734 and $1,749, respectively, against our allowance for doubtful accounts. At December 31, 2009 and 2008, the balance of the allowance for doubtful accounts was approximately $42,000 and $31,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2009 or 2008.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2009 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2009, we had available net operating loss carryforwards of approximately $41.9 million, which expire beginning in the year 2020.

We follow ASC topic 740-10, “Income Taxes.” ASC topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC topic 740-10 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. ASC topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. We have not recorded any unrecognized income tax benefits since the adoption of ASC topic 740-10.

New Accounting Standard

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers in and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. We do not expect the adoption of ASU 2010-06 to have a significant impact on our consolidated results of operations and financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2009 increased 7% to $3,218,674 from $3,001,487 for 2008. The increase from the prior year was primarily attributable to the increase in revenues generated from card-based processing services due to increased transaction volume. Our merchant accounts increased to 482 customers at December 31, 2009 from 335 customers at December 31, 2008. However, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis during October 2009 in what we alleged was a violation of its service agreements with us. We commenced legal action in November 2009 against Access General for the breach of its agreements with us and entered into a settlement agreement with Access General in December 2009 (See ITEM 3. Legal Proceedings). Consequently, Access General will not generate any significant revenues for us in 2010. Services provided to Access General accounted for approximately 28% and 17% of our total revenues for 2009 and 2008, respectively. Also, our second largest customer, Protection One, ceased using our processing services in January 2010 and will not generate any significant revenues for us in 2010. Services provided to Protection One accounted for approximately 15% and 11% of our total revenues for 2009 and 2008, respectively. In addition, the monthly average number of consumers using our billx.com online payment service decreased to 511 in 2009 from 716 in 2008. We expect this trend for our online payment service to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with the service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $2,429,629 and $2,422,364 for 2009 and 2008, respectively. The increase from the prior year was due primarily to the increase in fees related to processing the increased card-based transaction volume.

Stock-based compensation expenses decreased to $536,200 for 2009 from $636,175 for 2008. The decrease from the prior year was principally due to stock grants made in prior years that were fully amortized in 2008.

Other selling, general and administrative expenses decreased to $1,157,998 for 2009, from $1,575,032 for 2008. The decrease from the prior year was principally due to lower salary expenses of $360,000 for 2009 pursuant to amended executive employment agreements. On November 12, 2009, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, agreed to reduce their annual base salaries for 2009 to $190,000 from $375,000 and $175,000 from $350,000, respectively.

Depreciation and amortization was $36,517 and $58,216 for 2009 and 2008, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2008 or 2009. We did not capitalize any expenditures during 2009.

Net other income was $150,000 in 2009 compared to net other income of $757,508 in 2008. The change from the prior year was primarily attributable to a $750,000 gain on the sale of certain patents in January 2008.

Income taxes of $11,856 and $11,825 in 2009 and 2008, respectively, represent the amounts incurred under the Texas margin tax.

Net loss decreased to $803,526 in 2009 from $944,617 in 2008, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2009, we had $565,597 of cash and cash equivalents, compared to $103,428 of cash and cash equivalents at December 31, 2008. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through December 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064.

On November 12, 2008, we granted to both Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, 6,171,429 shares of our common stock as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2008, which was $0.035 per share. On November 1, 2009, we granted to both Mr. Long and Mr. Hoch 7,200,000 shares of restricted common stock as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2009, which was $0.03 per share. We elected to make the bonus payments totally in common stock in order to conserve our cash and to further incent our executive officers to increase shareholder value by raising their ownership stake.

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

Net cash provided by operating activities was $462,169 for 2009 and cash used in operating activities was $748,608 for 2008. Net cash provided by operating activities in 2009 was primarily attributable to the increase in customer deposits payable, which consists of cash held in transit that we collected on behalf of our merchants via the ACH system. Net cash used in operating activities in 2008 was primarily attributable to operating losses generated by growth stage activities and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

There were no cash flows generated by investing activities for the year ended December 31, 2009. Net cash provided by investing activities of $730,582 for 2008 resulted from receiving $750,000 in proceeds from the sale of our patents and making capital expenditures for computer hardware and software of $19,418.

There were no cash flows generated by financing activities for the year ended December 31, 2009. Net cash provided by financing activities for 2008 resulted from receiving $5,857 in net proceeds from the issuance of common stock under our equity line of credit.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
April 14, 2010

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$565,597	$103,428
Accounts receivable, net	92,545	158,736
Prepaid expenses and other	16,269	20,852
Total current assets	674,411	283,016

Property and equipment, net	25,597	62,114

Other assets:
Related party receivable	456,168	246,168
Other assets	6,693	16,693
Total other assets	462,861	262,861

Total Assets	$1,162,869	$607,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$99,738	$108,055
Accrued expenses	1,480,929	746,444
Customer deposits payable	449,372	49,800
Deferred revenue	17,336	71,537
Total current liabilities	2,047,375	975,836

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691
issued and 110,778,547 and 112,547,215 outstanding	115,774	115,774
Additional paid-in capital	55,444,770	55,444,770
Treasury stock, at cost; 4,995,144 and 3,226,476 shares	(238,155)	(176,252)
Deferred compensation	(1,979,416)	(2,328,184)
Accumulated deficit	(54,227,479)	(53,423,953)
Total stockholders' equity (deficit)	(884,506)	(367,845)

Total Liabilities and Stockholders' Equity (Deficit)	$1,162,869	$607,991

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Revenues	$3,218,674	$3,001,487

Operating expenses:
Cost of services	2,429,629	2,422,364
Selling, general and administrative:
Stock-based compensation	536,200	636,175
Other expenses	1,157,998	1,575,032
Depreciation	36,517	58,216
Total operating expenses	4,160,344	4,691,787

Operating loss	(941,670)	(1,690,300)

Other income (expense):
Interest income	-	9,091
Interest expense	-	(423)
Other income	150,000	748,840
Total other income (expense), net	150,000	757,508

Loss before income taxes	(791,670)	(932,792)
Income taxes	11,856	11,825

Net Loss	$(803,526)	$(944,617)

Earnings (Loss) Per Share
Basic and diluted net loss per common share:	$(0.01)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	111,545,417	96,062,224

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2007	80,172,708	$80,173	$53,758,696	$(176,052)	$(1,558,804)	$(52,479,336)	$(375,323)

Issuance of common stock – equity line of credit	201,350	201	5,974	-	-	-	6,175
Issuance of common stock – other	35,399,633	35,400	1,680,100	-	(1,171,500)	-	544,000
Purchase of treasury stock	-	-	-	(200)	-	-	(200)
Deferred compensation	-	-	-	-	402,120	-	402,120
Net loss for the year	-	-	-	-	-	(944,617)	(944,617)

Balance at December 31, 2008	115,773,691	$115,774	$55,444,770	$(176,252)	$(2,328,184)	$(53,423,953)	$(367,845)

Receipt of treasury stock	-	-	-	(61,903)	-	-	(61,903)
Deferred compensation	-	-	-	-	348,768	-	348,768
Net loss for the year	-	-	-	-	-	(803,526)	(803,526)

Balance at December 31, 2009	115,773,691	$115,774	$55,444,770	$(238,155)	$(1,979,416)	$(54,227,479)	$(884,506)

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Operating Activities
Net loss	$(803,526)	$(944,617)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	36,517	58,216
Deferred compensation	348,768	402,120
Gain on sale of patents	-	(750,000)
Bad debt	18,435	(200)
Loss on disposition of assets	-	1,160
Non-cash issuance of common stock	-	515,985
Changes in current assets and current liabilities:
Accounts receivable	47,756	(73,059)
Prepaid expenses and other	14,583	30,043
Related party receivable	(246,168)	(246,168)
Accounts payable and accrued expenses	700,433	248,399
Customer deposits payable	399,572	(30,699)
Deferred revenue	(54,201)	40,212
Net cash provided (used) by operating activities	462,169	(748,608)

Investing Activities
Proceeds from sale of patents	-	750,000
Purchases of property and equipment	-	(19,418)
Net cash provided (used) by investing activities	-	730,582

Financing Activities
Principal payments for notes payable	-	-
Issuance of common stock, net of issuance costs	-	5,857
Net cash provided by financing activities	-	5,857

Change in cash and cash equivalents	462,169	(12,169)
Cash and cash equivalents, beginning of year	103,428	115,597

Cash and Cash Equivalents, End of Year	$565,597	$103,428

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	13,790	3,600

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1. Description of Business and Summary of Significant Accounting Policies

Going Concern: Payment Data Systems, Inc. along with its subsidiaries, Ficentive, Inc., a Nevada corporation, Zbill, Inc., a Nevada corporation and billserv.com-Canada, Inc., a Nevada corporation, (collectively, the “Company”) has incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is pursuing strategic financing alternatives in addition to its equity line of credit (see Note 4). The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Description of Business: The Company provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the automated clearinghouse (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com.

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

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $42,000 and $31,000 at December 31, 2009 and 2008, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC. At December 31, 2009, the Company had uninsured cash amounts of $137,498. Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. In 2009, the Company recorded $18,435 of bad debt expense. The Company did not record any bad debt expense in 2008. The Company recorded bad debt write-offs of $6,734 and $1,749 to its allowance for doubtful accounts in 2009 and 2008, respectively. For the year ended December 31, 2009, 49% of total revenues were from sales to three customers. For the year ended December 31, 2008, 51% of total revenues were from sales to five customers.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Impairment of Long-Lived Assets: The Company periodically reviews, on at least an annual basis, the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $1,000 in advertising costs in both 2009 and 2008.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax.

The Company follows Accounting Standards Codification (“ASC”) Topic 740. The Standard defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50% likely of being realized upon ultimate settlement of the tax position. This approach requires the Company to exercise considerable judgment and estimates are inherent. ASC 740 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in a tax return.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

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

Recent Accounting Pronouncements: On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers in and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-06 to have a significant impact on its consolidated results of operations and financial position.

Subsequent Events: Management has reviewed and evaluated events and transactions which have occurred subsequent to December 31, 2009 through April 14, 2010, the date of issuance of these financial statements. See Note 14.

Reclassification: Certain reclassifications, all insignificant in amount, have been made to the prior year’s financial statements in order to conform to the current presentation.

Note 2. Stock-Based Compensation

During the year ended December 31, 2008, the Company issued a total of 256,775 shares of common stock under the terms of its Comprehensive Employee Stock Plan to independent contractors providing consulting services to the Company and recorded $14,500 of related expense.

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

On November 1, 2009, Mr. Long and Mr. Hoch were each granted 7,200,000 shares of restricted common stock by the Company as an annual bonus of $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2009, which was $0.03 per share.

Compensation cost related to non-vested common stock awards will be recognized in future years as follows:

Year ending December 31,
2010	$349,000
2011	349,000
2012	238,000
2013	238,000
2014	238,000
2015	238,000
2016	202,000
2017	127,000
Total deferred compensation	$1,979,000

Note 3. Acquisition of Treasury Stock

On December 29, 2008, the Company purchased 879,121 shares of common stock from CheckFree Investment Corp. for a total of $200 under a Stock Purchase Agreement.

On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 from Michael Long, Chief Executive Officer and Chief Financial Officer, and 352,658 shares of the Company’s common stock valued at $12,343 from Louis Hoch, President and Chief Operating Officer, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their respective employment agreements (see Note 9).

On September 15, 2009, the Company accepted 735,295 shares of the Company’s common stock valued at $25,735 pursuant to a settlement agreement with Tara Patrick (see Note 13).

Note 4. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. During the year ended December 31, 2008, the Company sold 201,350 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $5,857. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2009.

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

Note 6. Property and Equipment

The following is a summary of property and equipment at December 31:

	2009	2008

Furniture and fixtures	$175,856	$175,856
Equipment	501,577	501,577
Software	325,322	325,322
Leasehold improvements	15,992	15,992
Total property and equipment	1,018,747	1,018,747
Less: accumulated depreciation	(993,150)	(956,633)

Net property and equipment	$25,597	$62,114

Note 7. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2009	2008

Accrued salaries	$1,195,683	$311,880
Reserve for merchant losses	205,400	209,220
Accrued commissions	39,362	144,202
Accrued taxes	36,724	77,469
Other accrued expenses	3,760	3,673

Total accrued expenses	$1,480,929	$746,444

Note 8. Operating Leases

The Company has a lease for approximately 4,500 square feet that houses its headquarters and operations. Rental expense under the operating lease was approximately $81,000 for each of the years ended December 31, 2009 and 2008. On October 7, 2009, the Company executed a second amendment to this lease agreement. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $236,617 through its expiration in October 2012.

Note 9. Related Party Transactions and Guarantees

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

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to the Company for the second installment was $246,168 and is classified as Related Party Receivable on the Company’s balance sheet at December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $456,168 and $246,168 at December 31, 2009 and 2008, respectively.

On November 12, 2009, the Company executed amendments to its employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively. The reduction in salary expense for the Company was recorded evenly over the last six months of 2009.

During the years ended December 31, 2009 and 2008, the Company paid Herb Authier a total of $29,077 and $34,250, respectively, for consulting services related to network engineering and administration that he provided to the Company. The amount paid to Mr. Authier in 2009 consisted of $29,077 in cash. The amount paid to Mr. Authier in 2008 consisted of $22,500 in cash and 206,775 shares of the Company’s common stock valued at $11,750. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2009	2008

Gross deferred tax assets:
Warrant expense	$3,228,000	$3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	14,235,000	13,963,000
Depreciation and other items	85,000	85,000
Total deferred tax assets	17,983,000	17,711,000

Gross deferred tax liabilities:
Other items	(13,000)	(14,000)
Total deferred tax liabilities	(13,000)	(14,000)

Net deferred tax asset	17,970,000	17,697,000
Less: valuation allowance	(17,970,000)	(17,697,000)

Net deferred tax asset recorded	$-	$-

The Company’s federal income tax returns for the years ended December 31, 2004 through December 31, 2009 remain subject to examination by authorities. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2009, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $41.9 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.
The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2009	2008
Tax (benefit) at statutory rate -- 34%	$(273,000)	$(321,000)
Change in valuation allowance	273,000	320,000
Permanent and other differences	-	1,000

Income tax expense	$-	$-

Note 11. Stock Option and Incentive Plans

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

Option activity under the Employee Plan and Director Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	3,837,836	$0.46
Granted	-	-
Canceled	(15,000)	0.20
Exercised	-	-

Outstanding, December 31, 2008	3,822,836	0.46
Granted	-	-
Canceled	(203,333)	3.75
Exercised	-	-

Outstanding, December 31, 2009	3,619,503	$0.27

There was an aggregate of 14,419,165 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2009. There were no stock options granted during 2009 or 2008.

Summarized information about stock options outstanding is as follows at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	3,230,000	4.9 years	$0.11	3,230,000	$0.11
$0.18 - $0.26	164,500	3.0 years	$0.18	164,500	$0.18
$0.86 - $0.88	87,668	1.8 years	$0.87	87,668	$0.87
$1.88 - $2.07	109,001	1.1 years	$2.06	109,001	$2.06
$11.25	28,334	0.3 years	$11.25	28,334	$11.25
	3,619,503	4.6 years	$0.27	3,619,503	$0.27

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2009. There were no shares issued under the ESPP in 2009 or 2008.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2008, the Company made required minimum contributions of $5,914 in total to non-key employees because the 401(k) Plan was determined to be top-heavy.  The Company did not make any contributions in 2009.

Note 12. Stock Warrants

At December 31, 2009, there were outstanding vested warrants that expire on June 2, 2010 to purchase 2,179,121 shares of common stock at an exercise price of $11.38.

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

On March 2, 2010, the Company entered into a settlement agreement with Commerce Planet, Inc. Under the terms of the settlement, Commerce Planet agreed to pay the Company $75,000 and issue 5,000,000 shares of free trading Commerce Planet common stock to the Company on or before April 2, 2010. Additionally, both parties released all claims against each other. On March 2, 2010, the Company received payment of $75,000 from Commerce Planet in accordance with the terms of the settlement. As of the date of this report, the Commerce Planet common stock had not been delivered to the Company. The Company intends to pursue any legal means available to it in order to enforce the settlement agreement.

On November 12, 2009, the Company commenced legal action against our customers Access Insurance Holdings, Inc., Access General Agency, Inc., Access General Insurance Agency of California, Inc., Access General Agency of Pennsylvania, Inc., Access General Agency of Florida, Inc., Access General Insurance Agency of Texas, Inc., Access General Agency of Arizona, Inc. and Access Adjusting Services, Inc. (collectively referred to as “Access General”), in the 285th Judicial District Court of Bexar County, Texas. The Company alleged that Access General breached the terms of its services agreements with the Company by violating the exclusivity provisions contained therein and sought to recover economic damages and attorneys' fees.

On December 30, 2009, the Company entered into a settlement agreement with Access General. Under the terms of the settlement, Access General agreed to pay the Company $150,000 to dismiss the pending litigation, with prejudice, and both parties released all claims against each other. Access General also agreed to pay the Company for actual chargeback amounts and associated fees as incurred. Additionally, Access General agreed to pay the Company monthly minimum processing fees of $33.00 a month for each of the associated merchant accounts until June 30, 2010. The Company agreed to indemnify Access General against any third party early termination fees. On December 30, 2009, the Company received payment of $150,000 from Access General in accordance with the terms of the settlement. The Company does not expect to incur any additional expenses associated with this litigation.

Note 14. Subsequent Events

On April 12, 2010, the Company executed amendments to its employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are executive officers and/or directors of our Company:

Michael R. Long, age 65 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

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

Louis A. Hoch, age 44 - President, Chief Operating Officer and Vice Chairman of the Board

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

Ken Keller, age 44 - Vice President, Chief Technology Officer

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

Larry Morrison, age 50 - Vice President, Business Development

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

Peter G. Kirby, Ph.D. SPHR CM, age 70 - Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, officers and beneficial owners of more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the Securities and Exchange Commission, or SEC. The SEC has designated specific due dates for these reports. Directors, officers and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to our directors, officers and greater-than-10% beneficial owners were complied with during our fiscal year ended December 31, 2009.

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

In overseeing the preparation of our financial statements, the Audit Committee has had access to our management to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Audit Committee has met with our independent auditors with regard to our audited financial statements for the year ended December 31, 2009. For the year ended December 31, 2009, the Audit Committee did receive the independent auditor’s letter and written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

For the year ended December 31, 2009, the only member of the Audit Committee was Dr. Kirby. The Audit Committee met four times in relation to the year ended December 31, 2009. We do not have an audit committee financial expert serving on our Audit Committee because we have been unable to replace the independent director serving as the audit committee financial expert after his resignation during 2003. We are still seeking an independent director to serve as the audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation earned during the fiscal years ended December 31, 2009 and 2008 by
(i) our Principal Executive Officer, or PEO; and (ii) our two most highly compensated executive officers, other than our PEO.  We refer to the individuals included below as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2009 and 2008

Name and Principal Position (a)	Year Ended Dec. 31, (b)	Salary ($)(5) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Nonequity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(4) (i)	Total ($) (j)

Michael R. Long
Chairman, Chief	2009	190,000	216,000	131,592	-	-	-	12,117	549,709
Executive Officer	2008	300,000	216,000	149,966	-	-	-	12,117	678,083
and Chief Financial Officer

Louis A. Hoch
Vice Chairman,	2009	175,000	216,000	151,776	-	-	-	2,520	545,296
President and	2008	275,000	216,000	168,451	-	-	-	2,520	661,971
Chief Operating Officer

Ken Keller
Vice President,	2009	104,200	-	16,356	-	-	-	1,052	121,608
Chief Technology	2008	104,200	27,500	18,906	-	-	-	2,121	152,727
Officer

(1)
On November 1, 2009, we granted Mr. Long and Mr. Hoch 7,200,000 shares of common stock each as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. On November 12, 2008, we granted Mr. Long and Mr. Hoch 6,171,429 shares of common stock each as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. On January 9, 2008, we granted 500,000 shares of common stock to Mr. Keller valued at $27,500.

(2)
Amount recognized for financial statement reporting purposes. On February 27, 2007, we executed employment agreements with Mr. Long and Mr. Hoch and subsequently issued 500,000 shares of common stock to each under the terms of their respective employment agreements. We also issued 2,500,000 shares of common stock to each as a long-term incentive under the terms of their respective employment agreements. The incentive stock is restricted and vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. On January 9, 2008, we granted our named executive officers a total of 17,050,000 shares of restricted common stock as follows: Mr. Long, 7,750,000 shares; Mr. Hoch, 7,750,000 shares; and Mr. Keller, 1,550,000 shares. This stock vests on January 9, 2018.

(3)	There were no stock options granted to any of our named executive officers during fiscal year 2009 or 2008.
(4)
Reflects premiums paid for term life insurance coverage. The amount for Mr. Keller in 2008 also includes a required minimum contribution of $1,069 to Mr. Keller’s 401(k) Plan account because the 401(k) Plan was determined to be top-heavy.

(5)
Pursuant to the terms of their respective employment agreements, we agreed to increase the annual base salaries of Mr. Long and Mr. Hoch by the amounts of $110,000 and $100,000, respectively, for the 2008 fiscal year. We have deferred payment of the $110,000 and $100,000 increases to Mr. Long and Mr. Hoch, respectively, until a future date. On November 12, 2009, we executed amendments to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for 2009, 2010 and 2011. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2009 to $190,000 from $375,000. On April 12, 2010, we executed another amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2010 to $24,000 from $375,000 and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007. Under the agreement, Mr. Hoch serves as our Vice Chairman of the Board, President and Chief Operating Officer. The agreement provides for base annual salaries of $175,000 for 2007, $275,000 for 2008 and $350,000 for 2009, 2010 and 2011. In addition, Mr. Hoch will receive an annual bonus of $216,000 during the term of the Agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Hoch received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2009 to $175,000 from $350,000. On April 12, 2010, we executed another amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2010 to $24,000 from $350,000 and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

We do not have an employment agreement with Mr. Keller.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2009, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2009

Name (a)	Option awards (1)				Stock awards (1)
	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)
Michael R. Long
12/30/2003	400,000	-	0.14	12/30/2013	-	-
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	27,119
12/27/2006	-	-	-	-	2,500,611	50,012
2/27/2007	-	-	-	-	2,500,000	50,000
1/09/2008	-	-	-	-	7,750,000	155,000

Louis A. Hoch
12/30/2003	425,000	-	0.14	12/30/2013	-	-
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	41,631
12/27/2006	-	-	-	-	4,083,333	81,667
2/27/2007	-	-	-	-	2,500,000	50,000
1/09/2008	-	-	-	-	7,750,000	155,000

Ken Keller
6/10/2003	85,000	-	0.085	6/10/2013	-	-
12/30/2003	90,000	-	0.14	12/30/2013	-	-
12/29/2005	102,492	-	0.082	12/29/2015	363,971	7,279
12/27/2006	-	-	-	-	538,333	10,767
1/09/2008	-	-	-	-	1,550,000	31,000

(1)	We do not have any equity incentive plan awards.
(2)
Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and scheduled to vest on February 28, 2009.

(3)	Calculated using the Over-the-Counter Bulletin Board, or OTCBB, closing price of $0.02 per share of our common stock on December 31, 2009.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2009 or 2008. In 2008, we made a required minimum contribution of $1,069 to Mr. Keller because the 401(k) Plan was determined to be top-heavy.

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our independent director in fiscal 2009.

Director Compensation Table for the Fiscal Year Ended December 31, 2009

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(1) (c)	Option awards ($)(2) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Peter G. Kirby	-	6,348	-	-	-	-	6,348

(1)
Amount recognized for financial statement reporting purposes. At December 31, 2009, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018, 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016 and 300,000 shares of common stock with a grant date fair value of $60,000 granted on March 28, 2005 that vested one-third on each of March 28, 2006, March 28, 2007 and March 28, 2008.

(2)	At December 31, 2009, Dr. Kirby had outstanding options to purchase 618,000 shares of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of April 14 2010 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each current director, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group:

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
5% Stockholder
Robert Evans, P.O. Box 56, Williamsville, IL 62693	11,520,000		9.2%

Named Executive Officers and Directors
Louis A. Hoch	33,085,021	(2)	26.2%
Michael R. Long	30,610,461	(3)	24.3%
Ken Keller	3,409,982	(4)	2.7%
Peter G. Kirby	1,818,500	(5)	1.4%
All executive officers and directors as a group (5 people)	71,111,454	(6)	55.5%

(1)	Based on a total of 125,178,547 shares of common stock issued and outstanding on April 14, 2010.

(2)	Includes 1,011,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(3)	Includes 781,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(4)	Includes 277,492 shares that Mr. Keller has the right to acquire upon the exercise of stock options.

(5)	Includes 618,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

(6)	The address of all individual directors and executive officers is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

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

In December 2009, Mr. Long and Mr. Hoch did not pay us the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments was $456,168 and is classified as Related Party Receivable on the Company’s balance sheet at December 31, 2009.

During the years ended December 31, 2009 and 2008, we paid Herb Authier a total of $29,077 and $34,250, respectively, for consulting services related to network engineering and administration that he provided to the Company. The amount paid to Mr. Authier in 2009 consisted of $29,077 in cash. The amount paid to Mr. Authier in 2008 consisted of $22,500 in cash and 206,775 shares of the Company’s common stock valued at $11,750. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2009, Michael R. Long, Louis A. Hoch and Peter G. Kirby served on our Board of Directors. Dr. Kirby was our sole independent board member as determined pursuant to the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market. We are currently traded on the Over-the-Counter Bulletin Board, which does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal accountant for the fiscal years ended December 31, 2009 and 2008 included in our Form 10-K, are set forth in the table below.

	2009	2008
Audit fees	$48,600	$54,000
Tax fees	3,500	3,750
Total fees	$52,100	$57,750

For purposes of the preceding table, the professional fees are classified as follows:

• Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2009 column include amounts billed to us through April 14, 2010 for the year ended December 31, 2009 and the fees in the 2008 column include amounts billed to us through April 14, 2010 for the years ended December 31, 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

4.5	Rights Agreement between the Company and American Stock Transfer & Trust Company, dated February 28, 2007 (included as exhibit 4.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

Exhibit Number	Description

10.4	Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.8 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.5	Placement Agent Agreement between the Company, Charleston Capital Corporation, and Dutchess Private Equities Fund, LP, dated June 4, 2004 (included as exhibit 10.10 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.6	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.7	Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.8	Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 21, 2006 (included as exhibit 10.1 to the Form 8-K filed August 25, 2006, and incorporated herein by reference).

10.9	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.10	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.11	Amended Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as exhibit 10.16 to the Form 8-K filed August 23, 2007, and incorporated herein by reference).

10.12	Amended Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as exhibit 10.2 to the Form 8-K filed August 23, 2007, and incorporated herein by reference).

10.13	Trademark and Domain Name Purchase Agreement between the Company and Alivio Holdings, LLC, dated November 14, 2005 (included as exhibit 10.1 to the Form 8-K filed November 17, 2005, and incorporated herein by reference).

10.14	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.15	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.16	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (filed herewith).

10.17	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16.1 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C., Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

By:	/s/ R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Date: April 14, 2010

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

Date: April 14, 2010

By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: April 14, 2010

By:	/s/ Peter G. Kirby
Peter G. Kirby Director

Date: April 14, 2010