Form 10-Q
period 2010-03-31
PAYMENT DATA SYSTEMS INC
filed 2010-05-12
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

As of May 1, 2010, 125,178,547 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$485,178	$565,597
Accounts receivable, net	69,820	92,545
Prepaid expenses and other	16,683	16,269
Total current assets	571,681	674,411

Property and equipment, net	17,757	25,597

Other assets:
Related party receivable	456,168	456,168
Other assets	16,693	6,693
Total other assets	472,861	462,861

Total assets	$1,062,299	$1,162,869

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$55,904	$99,738
Accrued expenses	1,531,914	1,480,929
Customer deposits payable	389,854	449,372
Deferred revenue	21,996	17,336
Total current liabilities	1,999,668	2,047,375

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,773,691 issued and 110,778,547 outstanding	115,774	115,774
Additional paid-in capital	55,444,770	55,444,770
Treasury stock, at cost; 4,995,144 shares	(238,155)	(238,155)
Deferred compensation	(1,892,224)	(1,979,416)
Accumulated deficit	(54,367,534)	(54,227,479)
Total stockholders’ equity (deficit)	(937,369)	(884,506)

Total liabilities and stockholders’ equity (deficit)	$1,062,299	$1,162,869

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues	$602,488	$818,816

Operating expenses:
Cost of services	486,576	694,585
Selling, general and administrative:
Stock-based compensation	133,650	133,650
Other expenses	168,768	414,179
Depreciation	7,840	9,889
Total operating expenses	796,834	1,252,303

Operating loss	(194,346)	(433,487)

Other income (expense):
Interest income	-	-
Interest expense	-	-
Other income (expense)	60,000	-
Total other income (expense), net	60,000	-

Loss before income taxes	(134,346)	(433,487)
Income taxes	5,709	3,000

Net loss	$(140,055)	$(436,487)

Basic and diluted net loss per common share	$-	$-
Weighted average common shares
outstanding	110,778,547	112,524,251

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Operating activities:
Net loss	$(140,055)	$(436,487)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	7,840	9,889
Deferred compensation	87,192	87,192
Changes in current assets and current liabilities:
Accounts receivable	22,725	21,932
Prepaid expenses and other	(414)	3,361
Accounts payable and accrued expenses	7,151	285,996
Customer deposits payable	(59,518)	338,650
Deferred revenue	4,660	(8,665)

Net cash provided (used) by operating activities	(70,419)	301,868

Investing activities:
Other assets	(10,000)	-

Net cash used by investing activities	(10,000)	-

Change in cash and cash equivalents	(80,419)	301,868

Cash and cash equivalents, beginning of period	565,597	103,428

Cash and cash equivalents, end of period	$485,178	$405,296

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

Payment Data Systems, Inc. and subsidiaries (the “Company”), has incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is pursuing strategic financing alternatives in addition to its equity line of credit (see Note 3). The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2010	December 31, 2009

Accrued salaries	$1,229,387	$1,195,683
Reserve for merchant losses	205,400	205,400
Accrued commissions	47,343	39,362
Accrued taxes	43,324	36,724
Other accrued expenses	6,460	3,760
Total accrued expenses	$1,531,914	$1,480,929

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. During the quarter ended March 31, 2010, the Company did not sell any common stock pursuant to the equity line of credit.

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

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to the Company for the second installment was $246,168. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payment due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $456,168 at both March 31, 2010 and December 31, 2009.

During the quarter ended March 31, 2010, the Company employed Herb Authier to provide services related to network engineering and administration. The amount paid to Mr. Authier for such services was $7,500. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.   Legal Proceeding

On November 12, 2008, the Company commenced legal action against its former customers, Commerce Planet, Inc. and Consumer Loyalty Group, Inc., in the 285th Judicial District Court of Bexar County, Texas. The Company alleged that they breached the terms of its services agreement with it and sought to recover economic damages and attorneys' fees. On January 22, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $4,000. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law. On or about January 1, 2009, Commerce Planet entered into an Asset Purchase Agreement with Morlex, Inc. Pursuant to this agreement, Commerce Planet’s liabilities were assigned to and/or assumed by Morlex, including the debt owed to the Company. On May 27, 2009, the Company commenced legal action against Morlex, Inc., in the 285th Judicial District Court of Bexar County, Texas. On September 2, 2009, the Court entered a Default Judgment awarding the Company actual damages in the amount of $140,472 and attorney’s fees in the amount of $7,500. The Company was also awarded all costs of Court and pre-judgment and post-judgment interest as provided by law.

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

Note 7.  Subsequent Events

On April 12, 2010, the Company executed amendments to its employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively, and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2010, we have an accumulated deficit of approximately $54.4 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2010, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2009, we recorded $18,435 of bad debt expense and $6,734 of bad debt write-offs against our allowance for doubtful accounts. In the quarter ended March 31, 2010, we did not record any bad debt expense or bad debt write-offs. At March 31, 2010, the balance of the allowance for doubtful accounts was approximately $42,000. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2009 or during the quarter ended March 31, 2010.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2010 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2009, we had available net operating loss carryforwards of approximately $41.9 million, which expire beginning in the year 2020.

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

Effect of New Accounting Standards

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers in and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant impact on our consolidated results of operations and financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2010 decreased 26% to $602,488 from $818,816 for the quarter ended March 31, 2009. The decrease from the prior year quarter was primarily attributable to decreased transaction volume from card-based processing services due to the loss of our two largest customers. During October 2009, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis in what we alleged was a violation of its service agreements with us. We commenced legal action in November 2009 against Access General for the breach of its agreements with us and entered into a settlement agreement with Access General in December 2009. Consequently, Access General will not generate any significant revenues for us in 2010. Services provided to Access General accounted for approximately 28% of our total revenues for the first quarter of 2009. Also, our second largest customer, Protection One, ceased using our processing services in January 2010 and will not generate any significant revenues for us in 2010. Services provided to Protection One accounted for approximately 13% of our total revenues for the first quarter of 2009.

The monthly average number of consumers using our billx.com online payment service decreased to 434 in the first quarter of 2010 from 545 in the first quarter of 2009. We expect this trend to continue unless our current plan to introduce and establish enhanced value by offering a prepaid MasterCard in conjunction with our online payment service is successful in generating subscriber growth.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $486,576 for the quarter ended March 31, 2010 and $694,585 for the quarter ended March 31, 2009. The decrease of 30% from the prior year quarter was due primarily to the decrease in costs related to processing the decreased card-based transaction volume.

Stock-based compensation expenses were $133,650 for the first quarter of both 2010 and 2009 and represent the amortization of deferred compensation expense related to incentive stock grants to employees and the accrual of annual bonuses called for under executive employee agreements.

Other selling, general and administrative expenses decreased to $168,768 for the quarter ended March 31, 2010, from $414,179 for the first quarter of 2009. The decrease from the prior year quarter was principally due to lower salary expenses for the first quarter of 2010 of $195,250 in base salaries pursuant to amended executive employment agreements and salary reductions for certain other employees. On April 12, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively.

Depreciation and amortization was $7,840 for the quarter ended March 31, 2010 and $9,889 for the quarter ended March 31, 2009. The decrease from the prior year quarter was primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2009. We did not capitalize any expenditures during the quarter ended March 31, 2010.

Net other income of $60,000 for the first quarter of 2010 was attributable to a legal settlement with a former customer, Commerce Planet, in March 2010. There was no net other income for the first quarter of 2009.

We reported a net loss of $140,055 for the quarter ended March 31, 2010 compared to a net loss of $436,487 for the first quarter of 2009, as a result of the items discussed above.

Liquidity and Capital Resources

At March 31, 2010, we had $485,178 of cash and cash equivalents, compared to $565,597 of cash and cash equivalents at December 31, 2009. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. From June 11, 2007 through March 31, 2010, we sold 1,535,263 shares of our common stock pursuant to the new equity line of credit and received total proceeds, net of issuance costs, of $75,064.

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

Net cash used by operating activities was $70,419 for the quarter ended March 31, 2010 and cash provided by operating activities was $301,868 for the quarter ended March 31, 2009. Net cash used in operating activities in the first quarter of 2010 was primarily attributable to operating losses and overhead costs. Net cash provided by operating activities in the first quarter of 2009 was primarily attributable to the increase in customer deposit payables, which consist of cash held in transit that we collected on behalf of our merchants via the ACH system. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities of $10,000 for the quarter ended March 31, 2010 represented a long-term deposit made under a processing agreement. There were no cash flows generated by investing activities for the quarter ended March 31, 2009.

There were no cash flows generated by financing activities for either the quarter ended March 31, 2010 or 2009.

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

ITEM 4T.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

As previously disclosed, in 2002 we recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer; and Louis A. Hoch, then President and Chief Operating Officer, in the amount of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that require each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 from Mr. Long and 352,658 shares of our common stock valued at $12,343 from Mr. Hoch, in partial satisfaction of their annual payment for 2008 as provided for under their employment agreements. The partial payments made to us of $23,825 by Mr. Long and $12,343 by Mr. Hoch, equaled the difference between the amount each owed to us for the second installment and the amount that we owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

In December 2009, Mr. Long and Mr. Hoch did not pay us the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, we owed deferred salary for 2009 of $162,385 to Mr. Long and $141,808 to Mr. Hoch, and Mr. Long owed us $133,825 and Mr. Hoch owed us $112,343, for the third installment due by December 31, 2009.

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

ITEM 1A.         RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, we did not sell any unregistered securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2010, we did not default on any senior securities.

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

10.17
Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.18
Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC.

Date: May 12, 2010	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)