Form 10-Q
period 2010-09-30
PAYMENT DATA SYSTEMS INC
filed 2010-11-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑Yes  ☐ No

As of November 1, 2010, 125,278,547 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,262	$565,597
Accounts receivable, net	111,683	92,545
Prepaid expenses and other	23,014	16,269
Total current assets	263,959	674,411

Property and equipment, net	7,281	25,597

Other assets:
Marketable securities	94,810	-
Related party receivable	456,168	456,168
Other assets	31,693	6,693
Total other assets	582,671	462,861

Total assets	$853,911	$1,162,869

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$68,045	$99,738
Accrued expenses	1,169,551	1,480,929
Customer deposits payable	122,579	449,372
Deferred revenue	20,410	17,336
Total current liabilities	1,380,585	2,047,375

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 130,273,691 and 115,173,691 issued and 125,278,547 and 110,778,547 outstanding	130,274	115,774
Additional paid-in capital	55,863,870	55,444,770
Treasury stock, at cost; 4,995,144 shares	(238,155)	(238,155)
Deferred compensation	(1,717,840)	(1,979,416)
Accumulated deficit	(54,564,823)	(54,227,479)
Total stockholders’ equity (deficit)	(526,674)	(884,506)

Total liabilities and stockholders’ equity (deficit)	$853,911	$1,162,869

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$648,927	$841,278	$1,855,599	$2,495,087

Operating expenses:
Cost of services	496,249	476,651	1,442,038	1,850,312
Selling, general and administrative:
Stock-based compensation	133,650	133,650	400,950	400,950
Other expenses	148,969	196,721	475,604	956,576
Depreciation	4,685	8,691	18,316	28,063
Total operating expenses	783,553	815,713	2,336,908	3,235,901

Operating loss	(134,626)	25,565	(481,309)	(740,814)

Other income (expense):
Interest income	-	-	-	-
Interest expense	-	-	-	-
Other income (expense)	(4,990)	-	155,010	-
Total other income (expense), net	(4,990)	-	155,010	-

Loss before income taxes	(139,616)	25,565	(326,299)	(740,814)
Income taxes	2,500	3,000	11,045	9,000

Net loss	$(142,116)	$22,565	$(337,344)	$(749,814)

Basic and diluted net loss per common share:	$0.00	$0.00	$0.00	$(0.01)
Weighted average common shares
outstanding	125,308,808	111,385,965	119,803,030	111,846,944

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Operating activities:
Net loss	$(337,344)	$(749,814)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Marketable securities received in litigation settlement	(100,000)	-
Unrealized loss on change in fair value of marketable securities	4,990	-
Depreciation	18,316	28,063
Deferred compensation	261,576	261,576
Bad debt	-	2,435
Changes in current assets and current liabilities:
Accounts receivable	(19,138)	12,761
Prepaid expenses and other	(6,745)	14,554
Accounts payable and accrued expenses	90,529	432,721
Customer deposits payable	(326,793)	295,921
Deferred revenue	3,074	(52,297)

Net cash provided (used) by operating activities	(411,535)	245,920

Investing activities:
Proceeds from sale of marketable securities	200	-
Other assets	(25,000)	-

Net cash used by investing activities	(24,800)	-

Change in cash and cash equivalents	(436,335)	245,920

Cash and cash equivalents, beginning of period	565,597	103,428

Cash and cash equivalents, end of period	$129,262	$349,348

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2010, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	September 30, 2010	December 31, 2009

Accrued salaries	$854,018	$1,195,683
Reserve for merchant losses	205,400	205,400
Accrued commissions	48,490	39,362
Accrued taxes	35,418	36,724
Other accrued expenses	26,225	3,760
Total accrued expenses	$1,169,551	$1,480,929

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess over a five year period. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010.

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

Note 5.  Fair Value Measurements

ASC Topic 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy defined by the standard are as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that are accounted for at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$94,810	$-	$-	$94,810

Liabilities:
None	$-	$-	$-	$-

December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

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

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $456,168 at both September 30, 2010 and December 31, 2009.

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

During the nine months ended September 30, 2010, the Company employed Herb Authier to provide services related to network engineering and administration. The amount paid to Mr. Authier for such services was $22,500. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

On March 2, 2010, the Company entered into a settlement agreement with Commerce Planet, Inc. Under the terms of the settlement, Commerce Planet agreed to pay the Company $75,000 and issue 5,000,000 shares of Commerce Planet common stock to the Company on or before April 2, 2010. Additionally, both parties released all claims against each other. On March 2, 2010, the Company received payment of $75,000 from Commerce Planet in accordance with the terms of the settlement.

On July 1, 2010, the Company was issued 5,000,000 shares of Commerce Planet common stock eligible for sale pursuant to Rule 144 under the terms of the settlement agreement with Commerce Planet, Inc. The common stock was valued at $100,000, or $0.02 per share, based on the closing price of the stock on June 30, 2010. During July 2010, the Company sold 10,000 shares of the Commerce Planet common stock on the open market for $200, or $0.02 per share. The 4,990,000 shares of Commerce Planet common stock is classified as non-current marketable securities on the Company’s balance sheet at September 30, 2010.

Note 8.  Subsequent Events

On November 4, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 5,400,000 shares of restricted common stock by the Company as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2010, which was $0.04 per share.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2010, we have an accumulated deficit of approximately $54.6 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At September 30, 2010, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2009, we recorded $18,435 of bad debt expense and $6,734 of bad debt write-offs against our allowance for doubtful accounts. In the nine months ended September 30, 2010, we did not record any bad debt expense or bad debt write-offs. At September 30, 2010, the balance of the allowance for doubtful accounts was approximately $42,000. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2009 or during the nine months ended September 30, 2010.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2010 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2009, we had available net operating loss carryforwards of approximately $41.9 million, which expire beginning in the year 2020.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2010 decreased 23% to $648,927 from $841,278 for the quarter ended September 30, 2009. Revenues for the nine months ended September 30, 2010 decreased 26% to $1,855,599 from $2,495,087 for the nine months ended September 30, 2009. The decrease from the prior year periods was primarily attributable to decreased transaction volume from card-based processing services due to the loss of our two largest customers. During October 2009, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis in what we alleged was a violation of its service agreements with us. We commenced legal action in November 2009 against Access General for the breach of its agreements with us and entered into a settlement agreement with Access General in December 2009. Consequently, Access General has not generated any significant revenues for us in 2010. Services provided to Access General accounted for approximately 35% of our total revenues for the third quarter of 2009 and 32% of our total revenues for the nine months ended September 30, 2009. Also, our second largest customer, Protection One, ceased using our processing services in January 2010 and has not generated any significant revenues for us in 2010. Services provided to Protection One accounted for approximately 14% of our total revenues for both the quarter and nine months ended September 30, 2009.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services.Through our contractual relationships with our payment processors, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $496,249 for the quarter ended September 30, 2010 and $476,651 for the quarter ended September 30, 2009. Cost of services was $1,442,038 for the nine months ended September 30, 2010 and $1,850,312 for the nine months ended September 30, 2009. The increase from the prior year quarter was attributable to an adjustment in the third quarter of 2009 for accrued fees that will not be paid to a reseller due to its breach of our related service agreements. The decrease from the prior year period was due primarily to the decrease in costs related to processing the decreased card-based transaction volume.

Stock-based compensation expenses were $133,650 and $400,950 for the quarter and nine months ended September 30, 2010 and 2009, respectively, and represent the amortization of deferred compensation expense related to incentive stock grants to employees and the accrual of annual bonuses called for under executive employee agreements.

Other selling, general and administrative expenses decreased to $148,969 for the quarter ended September 30, 2010, from $196,721for the second quarter of 2009. Other selling, general and administrative expenses for the nine months ended September 30, 2010 decreased to $475,604 from $956,576 for the nine months ended September 30, 2009. The decrease from the prior year periods was principally due to lower salaries expense in 2010 pursuant to amended executive employment agreements and salary reductions for certain other employees. On April 12, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively.

Depreciation and amortization was $4,685 for the quarter ended September 30, 2010 and $8,691 for the quarter ended September 30, 2009. Depreciation for the nine months ended September 30, 2010 decreased to $18,316 from $28,063 for the nine months ended September 30, 2009. The decrease from the prior year periods was primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2009. We did not capitalize any expenditures during the quarter ended September 30, 2010.

Net other expense of $4,990 for the quarter ended September 30, 2010 was attributable to the write-down of Commerce Planet common stock held for sale to market value at September 30, 2010. Net other income of $155,010 for the first nine months of 2010 was primarily attributable to a legal settlement with a former customer, Commerce Planet, in March 2010. There was no net other income for the first nine months of 2009.

We reported a net loss of $142,116 for the quarter ended September 30, 2010 compared to net income of $22,565 for the third quarter of 2009, and reported a net loss of $337,344 for the nine months ended September 30, 2010 compared to a net loss of $749,814 for the prior year comparable period, as a result of the items discussed above.

Liquidity and Capital Resources

At September 30, 2010, we had $129,262 of cash and cash equivalents, compared to $565,597 of cash and cash equivalents at December 31, 2009. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess over a period of five years. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Subsequent to the effective date through December 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010.

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

Net cash used by operating activities was $411,535 for the nine months ended September 30, 2010 and cash provided by operating activities was $245,920 for the nine months ended September 30, 2009. Net cash used in operating activities in the first nine months of 2010 was primarily attributable to operating losses and overhead costs. Net cash provided by operating activities in the first nine months of 2009 was primarily attributable to the increase in customer deposit payables, which consist of cash held in transit that we collected on behalf of our merchants via the ACH system. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities of $24,800 for the nine months ended September 30, 2010 primarily represented long-term deposits made under processing agreements. There were no cash flows generated by investing activities for the nine months ended September 30, 2009.

There were no cash flows generated by financing activities for either the nine months ended September 30, 2010 or 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 2, 2010, we entered into a settlement agreement with Commerce Planet, Inc. Under the terms of the settlement, Commerce Planet agreed to pay us $75,000 and issue 5,000,000 shares of Commerce Planet common stock to us on or before April 2, 2010. Additionally, both parties released all claims against each other. On March 2, 2010, we received payment of $75,000 from Commerce Planet in accordance with the terms of the settlement. On July 1, 2010, we were issued 5,000,000 shares of Commerce Planet common stock eligible for sale pursuant to Rule 144 under the terms of the settlement.

ITEM 1A.  RISK FACTORS.

As we disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009, the issuing bank for our debit card programs is MetaBank, through its Meta Payment Systems® division with which we have a third party relationship agreement. On October 12, 2010, Meta Financial Group, Inc. filed a Form 8-K disclosing that its wholly owned subsidiary, MetaBank, is required, among other things, to obtain prior written approval from the Office of Thrift Supervision (“OTS”) before entering into any new third party relationship agreements concerning any credit product, deposit product (including prepaid access), or automatic teller machine pursuant to OTS supervisory directives. MetaBank sought such approvals for programs conducted through its Meta Payment Systems® division, and was informed on October 14, 2010 that OTS was not prepared at this time to allow MetaBank to enter into any such new third party relationship agreements. This means that MetaBank will not, without obtaining the prior written approval of OTS, be able to amend its existing agreements or enter into new agreements with distributors that are also parties to a third party agency relationship with MetaBank. This would include any distributors that have the capability to issue cards and accept cash deposits on those cards. According to the OTS, written permission to enter into all these types of programs must await the result of the OTS’ review of MetaBank’s operations, which review generally is not expected to occur for up to several months. Nonetheless, as currently disclosed, MetaBank expects to be able to continue to service its existing third party relationship agreements consistent with their terms and the OTS Directives, but can offer no assurance as to when or to what extent the OTS will allow MetaBank to resume adding new third party relationships.

If for any reason MetaBank was unable to continue to service its existing third party relationship agreement with us, it could require us to obtain another bank sponsor for our debit card programs in order to continue providing such services. We anticipate that this could have a material adverse effect on our results of operations and financial condition if we are unable to obtain another bank sponsor at similar costs.

There have been no other material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, we did not sell any unregistered securities.

On November 4, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 5,400,000 shares of restricted common stock by the Company as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2010, which was $0.04 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2010, we did not default on any senior securities.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

ExhibitNumber	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 10.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8 filed February 23, 2000, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC.

Date: November 15, 2010	By:	/s/ Michael R. Long
Name: Michael R. Long
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)