Form 10-K
period 2010-12-31
PAYMENT DATA SYSTEMS INC
filed 2011-04-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  No  ☑

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 the last business day of the registrant's second fiscal quarter, was approximately $1,956,504.74 based on the closing price reported on such date of the registrant's common stock.

As of April 15, 2011, the number of outstanding shares of the registrant's common stock was 141,367,809.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K
For the Year Ended December 31, 2010

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

Industry Background

In the U.S., the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to a 2010 Federal Reserve Payments study, the estimated number of non-cash payments totaled $108.9 Billion in 2009, with a value of $72.3 Trillion. From 2006 to 2009, ACH, debit cards and prepaid cards grew at a compound annual growth rate of 9.3%, 14.8% and 21.5%, respectively, while credit card growth remained relatively flat (down 0.2%) and use of paper checks declined by 7.2%. Electronic payments (those made with cards and ACH) now collectively exceed three-quarters of all non-cash payments. Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture”. As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. As consumers who have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the increasing adoption rate of the Internet, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet.   This is equally true as it relates to the smart-phone as an instrument of payment.

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

The growth of electronic commerce also has made the acceptance of card-based and other electronic forms of payment a necessity for today's business. Forrester Research expects that e-commerce sales in the U.S. will keep growing at a 10% compound annual growth rate through 2014, translating to online retail sales of $250 Billion, up from $155 Billion in 2009. Companies, both large and small, continue to leverage the Internet in order to remain competitive, improve operational efficiencies, create new revenue streams and maximize the longevity and profitability of their customer relationships.

Products and Services

Our service offerings are supported by our systems infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of a customers’ payment data can be stored in one place to facilitate efficient data retrieval and analysis. We outsource our Automated Clearinghouse transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

The components of our service offering include all forms of Automated Clearinghouse transaction processing, such as Re-presented Check, which is a consumer non-sufficient funds check that is re-presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate Automated Clearinghouse transactions directly using an online terminal accessible through a web site or we can initiate Automated Clearinghouse transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA and MasterCard, American Express, Discover, JCB networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both Automated Clearinghouse and card processing capabilities and allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor.  We develop and manage prepaid card programs on behalf of corporate clients that their customers have a need for a prepaid card that is branded with a card association logo.  We hold a bank sponsorship agreement with MetaBank, but we have received a notice of termination from the bank.  We are in the process of implementing with University National Bank as a replacement for MetaBank.  We also have the ability to issue Discover, American Express, Visa, and MasterCards.  We primarily create, manage and process prepaid card programs for corporate clients that wish to provide an incentive to their customer base or employees in a form of a rebate, commission, or other incentive.  We also issue general purpose reloadable cards (“GPR”) to consumers as an alternative to a traditional bank account.  Our offering is competitive due to our proprietary systems and the ability to bring corporate branded card programs in a shorter time frame than most of our competitors.  We also believe our five years of experience in processing and managing prepaid card programs is a competitive advantage over our competition due to the industry being relatively new.

Based on the changes in 2010 through Federal legislation related to prepaid gift cards, we have decided to no longer develop or offer this type of program.  This decision has no material effect on our consolidated financial statements or business model.  This is due to the very small amount of revenue contribution historically generated by these gift cards.  Furthermore, this does not affect in any way our ability to continue to issue prepaid cards for General Purpose or Corporate Incentive cards.  We can also do third party gift cards if requested.

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

Relationships with Sponsors and Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for Automated Clearinghouse transactions, we must maintain a relationship with an Originating Depository Financial Institution (ODFI) in the Automated Clearinghouse Network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business we use Fifth Third Bank.  Similarly, in order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard card associations. We have an agreement with TriSource Solutions, LLC and Global Payments, Inc. through which their member bank sponsors (Merrick Bank and HSBC) us for membership in the Visa and MasterCard, American Express and Discover card associations and settles card transactions for our merchants. This agreement may be terminated by the processor if we materially breach the agreement and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy.

Under our processing agreement with TriSource Solutions, we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. Under our processing agreement with Global Payments, Inc., we are not financially liable for all fees, chargebacks and losses related to our card processing merchant customers, but we are liable for potential card association fines. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from them amounts that have been refunded to the cardholders because the cardholders properly initiated a chargeback transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the cardholder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our chargeback loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

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

Sales and Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target profile. We also plan to market and sell our prepaid card program directly to corporations and to consumers through the Internet.  We intend to continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Our primary customers are merchants and businesses that use our Automated Clearinghouse and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 599 customers at December 31, 2010 from 482 customers at December 31, 2009. However, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis during October 2009 and did not generate any significant revenues in 2010. In addition, our second largest customer, Protection One, did not renew its processing services agreement with us in January 2010.

Our top three customers that provided revenue during 2010 were:

Customer	Percentage of Total Revenue
Company A	9.4%
Company B	3.9%
Company C	2.4%

Our other customers are consumers geographically dispersed throughout the United States utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service increased to 2,269 in 2010 from 511 in 2009.

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

Our prepaid card offering is competitive due to our proprietary systems and the ability to bring corporate branded card programs in a shorter time frame than most of our competitors.  We also believe our five years of experience in processing and managing prepaid card programs is a competitive advantage over our competition due to the industry being relatively new.

Trademarks

We own federally registered trademarks on the marks Payment Data Systems, Inc. and design. We have also secured, among others, domain name registrations for billx.com, billxpress.com, billhelp.com, paymentdatasystems.com, paymentdata.org and paymentdata.com, gogreenmastercard.com, mipromesa.com, prepaidload.com, zbill.com, ficentive.com,. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

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

Employees

As of December 31, 2010, we had 7 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

We have generated significant losses and expect to generate operating losses for the foreseeable future; therefore we may not become profitable.

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. We have not been profitable since inception and we may never become profitable. As of December 31, 2010, our accumulated deficit was $54,691,647.

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

Merchant Services
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

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business.

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, or the OTS, the Office of the Comptroller of the Currency, or the OCC, the Board of Governors of the Federal Reserve System, or the FRB, and the Federal Deposit Insurance Corporation, or the FDIC.

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our General Purpose Reloadable Prepaid Cards (“GPR”) cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a retailer engaged in offering our GPR cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our GPR cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our GPR cards from the gift cards. In such event, it is possible that such GPR cards would lose their eligibility for such exclusion to the CARD Act and the rule's requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our GPR cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our GPR cards, each of which would likely have a material adverse impact on our revenues.

 As the laws applicable to our business, and those of our distributors and issuing banks, change frequently, are often unclear and may differ or conflict between jurisdictions, ensuring compliance has become more difficult and costly. Any failure, or perceived failure, by us, our issuing banks or our distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition.

Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal law impose substantial regulation of financial institutions designed to prevent use of financial services for purposes of money laundering or terrorist financing. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of such laws or more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business.

On June 21, 2010, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a notice of proposed rulemaking regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to prepaid products and other matters related to the regulation of money services businesses. This rulemaking would create additional obligations for entities, including our distributors, engaged in the provision and sale of certain prepaid products, including our prepaid debit cards, such as the obligation for sellers of prepaid debit cards to obtain identification information from the purchaser at the point-of-sale. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business. Additionally, the imposition of such obligations upon sellers of prepaid debit cards may cause some of our distributors to determine that they do not wish to continue offering our prepaid debit cards for sale or reload, which could also have a significant negative impact on our business. However, as the proposed rulemaking is subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rulemaking might impose or what impact they might have on our business or that of our issuing banks or distributors.

Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store personal identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, MasterCard, American Express, Discover or regional debit networks, which would also have a significant material adverse impact on our financial position and/or operations.

Furthermore, if our computer systems are breached by unauthorized users, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes, or failure to comply with laws governing notification of such breaches. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the relevant card associations or network organizations.

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

Current economic conditions could have a materially adverse effect on our business.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Meta Payments Systems, a division of MetaBank, a federally chartered savings bank that is the issuing bank for our debit card programs, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2010, our closing stock price fluctuated between $0.02 and $0.06. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our Investment Agreement with Dutchess.

Should we exercise the Investment Agreement with Dutchess, the sale of shares pursuant to that Agreement may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

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

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 4,500 square feet of leased office space in San Antonio, Texas.
Rental expense under the operating lease was approximately $84,000 and $81,000 for the years ended December 31, 2010 and 2009, respectively. On October 7, 2009, we executed a second amendment to this lease agreement. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $146,000 through its expiration in October 2012.

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

In December 2010, Mr. Long and Mr. Hoch did not pay us the fourth annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salary $147,368 and $126,915, respectively, related to their 2009 deferred salary balance and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the fourth installment due by December 31, 2010.

Commerce Planet, Inc.:
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

On March 2, 2010, we entered into a settlement agreement with Commerce Planet, Inc. Under the terms of the settlement, Commerce Planet agreed to pay us $75,000 and issue 5,000,000 shares of free trading Commerce Planet common stock to us on or before April 2, 2010. Additionally, both parties released all claims against each other. On March 2, 2010, we received payment of $75,000 from Commerce Planet in accordance with the terms of the settlement. On July 1, 2010, the Company was issued 5,000,000 shares of Commerce Planet common stock eligible for sale pursuant to Rule 144 under the terms of the settlement agreement with Commerce Planet, Inc. The common stock was valued at $100,000, or $0.02 per share, based on the closing price of the stock on June 30, 2010. During 2010, the Company sold 14,225 shares of the Commerce Planet common stock on the open market for $0.02 per share. The 4,985,775 shares of Commerce Planet common stock are classified as non-current marketable securities on the Company’s balance sheet at December 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the ticker symbol PYDS on the Over-the-Counter Bulletin Board.

The following table sets forth for the quarterly periods indicated the range of high and low closing prices of our common stock as reported on the Over-the-Counter Bulletin Board:

	High	Low
2010

First Quarter	$0.032	$0.020

Second Quarter	$0.059	$0.020

Third Quarter	$0.055	$0.035

Fourth Quarter	$0.050	$0.020

2009

First Quarter	$0.040	$0.020

Second Quarter	$0.035	$0.015

Third Quarter	$0.050	$0.05

Fourth Quarter	$0.035	$0.015

Holders

As of April 15, 2011, 141,367,809 shares of our common stock are issued and outstanding. As of April 15, 2011, there were approximately 3,000 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future; instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securitiesNumber remaining available for future issuance under compensation plan

Employee Comprehensive Stock Plan approved by stockholders	2,850,000	$0.13	13,808,668

Non-Employee DirectorPlan approved by stockholders	664,668	$0.21	715,332

Recent Sales of Unregistered Securities

During the Quarter ended December 31, 2010, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 10, 2010, we purchased 100 shares of our common stock for $3 from a shareholder.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of December 31, 2010, we have an accumulated deficit of approximately $54.7 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly "charged back" by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2010 and 2009, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2010 and 2009, we recorded $17,989 and $18,435 of bad debt expense, respectively. We recorded bad debt write-offs of $8,906 and $6,734 to our allowance for doubtful accounts in 2010 and 2009, respectively, against our allowance for doubtful accounts. At December 31, 2010 and 2009, the balance of the allowance for doubtful accounts was approximately $52,000 and $42,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2010, all our marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2010 or 2009.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2010 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2010, we had available net operating loss carryforwards of approximately $42.3 million, which will expire beginning in the year 2020.

The company recognizes income tax benefits only when it meets the “more likely than not” recognition threshold.  We have not recorded any unrecognized income tax benefits at December 31, 2010.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2010 decreased 19% to $2,618,864 from $3,218,674 for 2009.  The decrease is primarily related to the loss of Access General as a customer, which accounted for $884,497 in revenues earned in 2009.  Our merchant accounts increased to 599 customers at December 31, 2010 from 482 customers at December 31, 2009. However, our largest customer, Access General Insurance, ceased using our processing services on an exclusive basis during October 2009 in what we alleged was a violation of its service agreements with us. We commenced legal action in November 2009 against Access General for the breach of its agreements with us and entered into a settlement agreement with Access General in December 2009. Consequently, Access General did not generate any significant revenues for us in 2010. Services provided to Access General accounted for approximately 28% of our total revenues for 2009. Also, our second largest customer, Protection One, did not renew its processing services agreement with us in January 2010 and did not generate any significant revenues for us in 2010. Services provided to Protection One accounted for approximately 15% of our total revenues for 2009. In addition, the monthly average number of consumers using our billx.com online payment service increased to 2,269 in 2010 from 511 in 2009. We expect this trend for our online payment service to continue as we have introduced and established enhanced value by offering the service to other prepaid card issuing companies in the prepaid card industry.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process Automated Clearinghouse and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $2,019,602 and $2,429,629 for 2010 and 2009, respectively. The decrease from the prior year was due primarily to the decrease in fees related to processing of card-based transaction volume.

Stock-based compensation expenses decreased to $534,600 for 2010 from $536,200 for 2009.

Other selling, general and administrative expenses decreased 44% to $650,879 for 2010, from $1,157,998 for 2009. The decrease from the prior year was principally due to lower salary expenses.

Depreciation and amortization was $23,514 and $36,517 for 2010 and 2009, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2009 or 2010. We did not capitalize any expenditures during 2009 and capitalized $993 in 2010.

Net other income was $160,000 and $150,000 in 2010 and 2009, respectively and is primarily attributable to settlements received related to legal actions.

Income taxes of $14,437 and $11,856 in 2010 and 2009, respectively, represent the amounts incurred under the Texas margin tax.

Net loss decreased 42% to $464,168 in 2010 from $803,526 in 2009, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2010, we had $978,699 of cash and cash equivalents, compared to $565,597 of cash and cash equivalents at December 31, 2009. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through December 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064.  From January 1, 2009 through December 31, 2010, we did not sell any shares under the agreement.

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

Net cash provided by operating activities was $446,314 for 2010 and $462,169 for 2009. Net cash provided by operating activities in 2010 and 2009 was primarily attributable to the increase in customer deposits payable, which consists of cash held in transit that we collected on behalf of our merchants via the ACH system. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used in investing activities for 2010 was $33,212, primarily related to deposits with a payment processing partner to cover potential losses.  There were no cash flows related to investing activities for the year ended December 31, 2009.

There were no cash flows generated by financing activities for the year ended December 31, 2010 and 2009.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
April 15, 2011

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$978,699	$565,597
Accounts receivable, net	137,957	92,545
Prepaid expenses and other	22,130	16,269
Total current assets	1,138,786	674,411

Property and equipment, net	3,076	25,597

Other assets:
Related party receivable	703,060	456,168
Marketable securities	99,716	-
Other assets	39,193	6,693
Total other assets	841,969	462,861

Total Assets	$1,983,831	$1,162,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$70,725	$99,738
Accrued expenses	1,040,721	1,480,929
Customer deposits payable	983,713	449,372
Deferred revenue	22,981	17,336
Total current liabilities	2,118,140	2,047,375

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 141,073,691 and
115,773, 691 issued and 136,078,447 and 110,778,547 outstanding	141,074	115,774
Additional paid-in capital	56,285,070	55,444,770
Treasury stock, at cost; 4,995,244 and 4,995,144 shares	(238,158)	(238,155)
Deferred compensation	(1,630,648)	(1,979,416)
Accumulated deficit	(54,691,647)	(54,227,479)
Total stockholders' equity (deficit)	(134,309)	(884,506)

Total Liabilities and Stockholders' Equity (Deficit)	$1,983,831	$1,162,869

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Revenues	$2,618,864	$3,218,674

Operating expenses:
Cost of services	2,019,602	2,429,629
Selling, general and administrative:
Stock-based compensation	534,600	536,200
Other expenses	650,879	1,157,998
Depreciation	23,514	36,517
Total operating expenses	3,228,595	4,160,344

Operating loss	(609,731)	(941,670)

Other income:
Other income	160,000	150,000
Total other income	160,000	150,000

Loss before income taxes	(449,731)	(791,670)
Income taxes	14,437	11,856

Net Loss	$(464,168)	$(803,526)

Earnings (Loss) Per Share
Basic and diluted net loss per common share:	$(0.00)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	121,508,634	111,545,417

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2008	115,773,691	$115,774	$55,444,770	$(176,252)	$(2,328,184)	$(53,423,953)	$(367,845)

Receipt of treasury stock	-	-	-	(61,903)	-	-	(61,903)
Deferred compensation	-	-	-	-	348,768	-	348,768
Net loss for the year	-	-	-	-	-	(803,526)	(803,526)

Balance at December 31, 2009	115,773,691	$115,774	$55,444,770	$(238,155)	$(1,979,416)	$(54,227,479)	$(884,506)

Purchase of treasury stock	-	-	-	(3)	-	-	(3)
Issuance of stock	25,300,000	25,300	840,300	-	-	-	865,600
Deferred compensation	-	-	-	-	348,768	-	348,768
Net loss for the year	-	-	-	-	-	(464,168)	(464,168)

Balance at December 31, 2010	141,073,691	$141,074	$56,285,070	$(238,158)	$(1,630,648)	$(54,691,647)	$(134,309)

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Operating Activities
Net loss	$(464,168)	$(803,526)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	23,514	36,517
Deferred compensation	348,768	348,768
Bad debt	17,989	18,435
Marketable securities received in litigation settlement	(100,000)	-
Non-cash issuance of common stock	432,000	-
Changes in current assets and current liabilities:
Accounts receivable	(63,401)	47,756
Prepaid expenses and other	(5,861)	14,583
Related party receivable	(246,892)	(246,168)
Accounts payable and accrued expenses	(35,621)	700,433
Customer deposits payable	534,341	399,572
Deferred revenue	5,645	(54,201)
Net cash provided by operating activities	446,314	462,169

Investing Activities
Purchase of treasury stock	(3)	-
Other assets	(32,500)	-
Proceeds from sales of investments	284	-
Purchases of property and equipment	(993)	-
Net cash used by investing activities	(33,212)	-

Change in cash and cash equivalents	413,102	462,169
Cash and cash equivalents, beginning of year	565,597	103,428

Cash and Cash Equivalents, End of Year	$978,699	$565,597

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$13,227	$13,790

See notes to consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Accounts Receivable: Accounts receivables are reported at outstanding principal net of an allowance for doubtful accounts of approximately $52,000 and $42,000 at December 31, 2010 and 2009, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2010, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. In 2010 and 2009, the Company recorded $17,989 and $18,435 of bad debt expense. The Company recorded bad debt write-offs of $8,906 and $6,734 to its allowance for doubtful accounts in 2010 and 2009, respectively.  For the year ended December 31, 2010, 15.7% of total revenues were from sales to three customers.  For the year ended December 31, 2009, 49% of total revenues were from sales to three customers.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $1,000 in advertising costs in both 2010 and 2009.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company is subject to the Texas margin tax.

The company recognizes income tax benefits only when it meets the “more likely than not” threshold.

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

On November 4, 2010, Mr. Long and Mr. Hoch were each granted 5,400,000 shares of restricted common stock by the Company as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2010, which was $0.04 per share.

Compensation cost related to non-vested common stock awards will be recognized in future years as follows:

Year ending December 31,
2011	349,000
2012	238,000
2013	238,000
2014	238,000
2015	238,000
2016	202,000
2017	127,648

Total deferred compensation	$1,630,648

Note 3. Acquisition of Treasury Stock

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

On December 10, 2010, the Company purchased 100 shares of the Company’s common stock for $3 from a shareholder.

Note 4. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2010 or 2009.

Note 5. Fair Value Measurements

ASC Topic 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy defined by the standard are as follows:
•	Level 1: Quoted prices are available in active markets for identical assets or liabilities;
•	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
•	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

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

December 31, 2010
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$99,716	-	-	$99,716

Liabilities:
None	-	-	-	-

December 31, 2009
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$-	-	-	$-

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices.
Adjustments to fair value are recorded in the consolidated statement of operations.

Note 6. Property and Equipment

The following is a summary of property and equipment at December 31:

	2010	2009
Furniture and fixtures	$175,856	$175,856
Equipment	501,577	501,577
Software	326,315	325,322
Leasehold improvements	15,992	15,992
Total property and equipment	1,019,740	1,018,747
Less: accumulated depreciation	(1,016,664)	(993,150)

Net property and equipment	$3,076	$25,597

Note 7. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2010	2009
Accrued salaries	$686,982	$1,195,683
Reserve for merchant losses	205,400	205,400
Accrued commissions	55,891	39,362
Accrued taxes	38,117	36,724
Other accrued expenses	54,331	3,760

Total accrued expenses	$1,040,721	$1,480,929

Note 8. Operating Leases

The Company has a lease for approximately 4,500 square feet that houses its headquarters and operations. Rental expense under the operating lease was approximately $84,000 and $81,000 for the years ended December 31, 2010 and 2009, respectively. On October 7, 2009, the Company executed a second amendment to this lease agreement. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $83,000 in 2011 and $63,000 in 2012 through its expiration in October 2012.

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

In December 2010, Mr. Long and Mr. Hoch did not pay us the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salary of $147,368 and $126,915, respectively, related to their 2009 deferred salary balance, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the fourth installment due by December 31, 2010.

The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $703,060 and $456,168 at December 31, 2010 and 2009, respectively.  The Company owed Mr. Long and Mr. Hoch a total of $469,252 and $514,193 in deferred salaries at December 31, 2010 and 2009, respectively. The amount is included in accrued expenses on the Company’s balance sheet.

During the years ended December 31, 2010 and 2009, the Company paid Herb Authier a total of $30,000 and $29,077 in cash, respectively, for consulting services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2010	2009

Gross deferred tax assets:
Warrant expense	$3,228,000	$3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	14,388,000	14,235,000
Depreciation and other items	91,000	85,000
Total deferred tax assets	18,142,000	17,983,000

Gross deferred tax liabilities:
Other items	(14,000)	(13,000)
Total deferred tax liabilities	(14,000)	(13,000)

Net deferred tax asset	18,128,000	17,970,000
Less: valuation allowance	(18,128,000)	(17,970,000)

Net deferred tax asset recorded	$-	$-

The Company’s federal income tax returns for the years ended December 31, 2007 through December 31, 2010 remain subject to examination by authorities. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2010, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $42.3 million that begin to expire in the year 2020. In October 1999, the Company issued common stock pursuant to a private placement offering. As a result, an ownership change occurred under Section 382 that limits the utilization of pre-change net operating loss carryforwards. Approximately $3.5 million of the total net operating loss is subject to the Section 382 limitations.

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2010	2009
Tax (benefit) at statutory rate -- 34%	$(158,000)	$(273,000)
Change in valuation allowance	158,000	273,000
Permanent and other differences	-	-

Income tax expense	$-	$-

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

Option activity under the Employee Plan and Director Plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2008	3,822,836	$0.46
Granted	-	-
Canceled	(203,333)	$3.75
Exercised	-	-

Outstanding, December 31, 2009	3,619,503	$0.27
Granted	-	-
Canceled	(104,835)	$4.55
Exercised	-	-

Outstanding, December 31, 2010	3,514,668	$0.15

There was an aggregate of 14,524,000 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2010. There were no stock options granted during 2010 or 2009.

Summarized information about stock options outstanding is as follows at December 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	3,230,000	3.9 years	$0.11	3,230,000	$0.11
$0.18 - $0.26	164,500	2.0 years	$0.18	164,500	$0.18
$0.86 - $0.88	87,668	0.8 years	$0.87	87,668	$0.87
$1.88 - $2.07	32,500	0.4 years	$2.05	32,500	$2.05

	3,514,668	3.7 years	$0.15	3,514,668	$0.15

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2010. There were no shares issued under the ESPP in 2010 or 2009.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company did not make any contributions in 2010 or 2009.

Note 12. Stock Warrants

During 2010, warrants to purchase 2,179,121 shares of common stock at an exercise price of $11.38 expired.  At December 31, 2010, there were no outstanding warrants.

Note 13. Legal Proceeding

Commerce Planet, Inc.:
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

On July 1, 2010, the Company was issued 5,000,000 shares of Commerce Planet common stock eligible for sale pursuant to Rule 144 under the terms of the settlement agreement with Commerce Planet, Inc. The common stock was valued at $100,000, or $0.02 per share, based on the closing price of the stock on June 30, 2010. During 2010, the Company sold 14,225 shares of the Commerce Planet common stock on the open market for $0.02 per share. The 4,985,775 shares of Commerce Planet common stock is classified as non-current marketable securities on the Company’s balance sheet at December 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are executive officers and/or directors of our Company:

Michael R. Long, age 66 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

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

Louis A. Hoch, age 45 - President, Chief Operating Officer and Vice Chairman of the Board

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

Ken Keller, age 45 - Vice President, Chief Technology Officer

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

Larry Morrison, age 51 - Vice President, Business Development

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

Peter G. Kirby, Ph.D. SPHR CM, age 71 - Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, officers and beneficial owners of more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the Securities and Exchange Commission, or SEC. The SEC has designated specific due dates for these reports. Directors, officers and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to our directors, officers and greater-than-10% beneficial owners were complied with during our fiscal year ended December 31, 2010.

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

In overseeing the preparation of our financial statements, the Audit Committee has had access to our management to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Audit Committee has met with our independent auditors with regard to our audited financial statements for the year ended December 31, 2010. For the year ended December 31, 2010, the Audit Committee did receive the independent auditor’s letter and written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

The Audit Committee met four times in relation to the year ended December 31, 2010. We do not have an audit committee financial expert serving on our Audit Committee because we have been unable to replace the independent director serving as the audit committee financial expert after his resignation during 2003. We are still seeking an independent director to serve as the audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation earned during the fiscal years ended December 31, 2010 and 2009 by (i) our Principal Executive Officer, or PEO; and (ii) our two most highly compensated executive officers, other than our PEO.  We refer to the individuals included below as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2010 and 2009

Name and Principal Position (a)	Year Ended Dec. 31, (b)	Salary ($)(5) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Nonequity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(4) (i)	Total ($) (j)

Michael R. Long
Chairman, Chief	2010	24,000	216,000	131,592	-	-	-	12,117	383,709
Executive Officer	2009	190,000	216,000	131,592	-	-	-	12,117	549,709
and Chief Financial Officer

Louis A. Hoch
Vice Chairman,	2010	24,000	216,000	151,776	-	-	-	2,520	394,296
President and	2009	175,000	216,000	151,776	-	-	-	2,520	545,296
Chief Operating Officer

Ken Keller
Vice President,	2010	104,200	-	16,356	-	-	-	1,052	121,608
Chief Technology	2009	104,200	-	16,356	-	-	-	1,052	121,608
Officer
___________________
(1)
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

(3)	There were no stock options granted to any of our named executive officers during fiscal year 2010 or 2009.
(4)	Reflects premiums paid for term life insurance coverage.
(5)
On November 12, 2009, we executed amendments to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively.  On April 12, 2010, we executed another amendment to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of the amended employment agreement, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 and $24,000, respectively, from $190,000 and $175,000, respectively, and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2010, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2010

	Option awards (1)				Stock awards (1)
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)
Michael R. Long
12/30/2003	400,000	-	0.14	12/30/2013	-	-
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	29,831
12/27/2006	-	-	-	-	2,500,611	55,013
2/27/2007	-	-	-	-	2,500,000	55,000
1/09/2008	-	-	-	-	7,750,000	170,500

Louis A. Hoch
12/30/2003	425,000	-	0.14	12/30/2013	-	-
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	45,794
12/27/2006	-	-	-	-	4,083,333	89,833
2/27/2007	-	-	-	-	2,500,000	55,000
1/09/2008	-	-	-	-	7,750,000	170,500

Ken Keller
6/10/2003	85,000	-	0.085	6/10/2013	-	-
12/30/2003	90,000	-	0.14	12/30/2013	-	-
12/29/2005	102,492	-	0.082	12/29/2015	363,971	8,007
12/27/2006	-	-	-	-	538,333	11,843
1/09/2008	-	-	-	-	1,550,000	34,100

(1)	We do not have any equity incentive plan awards.
(2)
Unvested common stock granted on December  29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009.   Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009 and 2010.

(3)	Calculated using the Over-the-Counter Bulletin Board, or OTCBB, closing price of $0.022 per share of our common stock on December 31, 2010.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2010 or 2009.

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

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our independent director in fiscal 2010.

Director Compensation Table for the Fiscal Year Ended December 31, 2010

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(1) (c)	Option awards ($)(2) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Peter G. Kirby	-	6,348	-	-	-	-	6,348

(1)
Amount recognized for financial statement reporting purposes. At December 31, 2010, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018, 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016 and 300,000 shares of common stock with a grant date fair value of $60,000 granted on March 28, 2005 that vested one-third on each of March 28, 2006, March 28, 2007 and March 28, 2008.

(2)	At December 31, 2010, Dr. Kirby had outstanding options to purchase 618,000 shares of our common stock.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of April 15, 2011 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each current director, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group:

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
5% Stockholder
Robert Evans, P.O. Box 56, Williamsville, IL 62693	13,020,000	(7)	9.2%

Named Executive Officers and Directors
Louis A. Hoch	37,741,893	(2)	26.5%
Michael R. Long	34,510,461	(3)	24.3%
Ken Keller	3,409,982	(4)	2.4%
Peter G. Kirby	1,818,500	(5)	1.3%
All executive officers and directors as a group (5 people)	79,668,326	(6)	55.2%
____________
(1)	Based on a total of 141,367,809 shares of common stock issued and outstanding on April 15, 2011.

(2)	Includes 1,011,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(3)	Includes 781,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(4)	Includes 277,492 shares that Mr. Keller has the right to acquire upon the exercise of stock options.

(5)	Includes 618,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

(6)	The address of all individual directors and executive officers is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

(7)	Amount recorded was from Robert Evans’ Form 4 December 20, 2010.

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

In December 2010, Mr. Long and Mr. Hoch did not pay us the fourth annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salary $147,368 and $126,915, respectively, related to their 2009 deferred salary balance and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the fourth installment due by December 31, 2010.

The total amount owed to the company for the unpaid installments was $703,060 and is classified as Related Party Receivables on the Company’s balance sheet as of December 31, 2010. The company owed Mr. Long and Mr. Hoch a total of $469,252 in deferred salaries at December 31, 2010 and is included in accrued expenses on the Company’s balance sheet.

During the years ended December 31, 2010 and 2009, the Company paid Herb Authier a total of $30,000 and $29,077 in cash, respectively, for consulting services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2010, Michael R. Long, Louis A. Hoch and Peter G. Kirby served on our Board of Directors. Dr. Kirby was our sole independent board member as determined pursuant to the independence standards set forth in the Marketplace Rules of the Nasdaq Stock Market. We are currently traded on the Over-the-Counter Bulletin Board, which does not require that a majority of the board be independent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal accountant for the fiscal years ended December 31, 2010 and 2009 included in our Form 10-K, are set forth in the table below.

	2010	2009

Audit fees	$37,500	$48,600
Tax fees	2,500	3,500

Total fees	$40,000	$52,100

For purposes of the preceding table, the professional fees are classified as follows:

•    Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2010 column include amounts billed to us through April 15, 2011 for the year ended December 31, 2010 and the fees in the 2009 column include amounts billed to us through April 14, 2010 for the years ended December 31, 2009.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

10.16
Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as Exhibit 10.16 to the Form 10-K filed April 14, 2010, and incorporated herein by reference).

10.17
Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as Exhibit 10.17 to the Form 10-K filed April 14, 2010, and incorporated herein by reference).

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

Payment Data Systems, Inc.

Date: April 15, 2011	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date: April 15, 2011	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: April 15, 2011	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director