Form 10-Q
period 2011-03-31
PAYMENT DATA SYSTEMS INC
filed 2011-05-16
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of May 13, 2011, 141,367,809 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,811	$978,699
Accounts receivable, net	132,218	137,957
Prepaid expenses and other	23,868	22,130
Total current assets	299,897	1,138,786

Property and equipment, net	1,803	3,076

Other assets:
Marketable securities	99,716	99,716
Related party receivable	702,730	703,060
Other assets	41,693	39,193
Total other assets	844,139	841,969

Total assets	$1,145,839	$1,983,831

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$51,281	$70,725
Accrued expenses	1,045,990	1,040,721
Customer deposits payable	209,787	983,713
Deferred revenue	19,915	22,981
Total current liabilities	1,326,973	2,118,140

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 141,367,809 and 141,073,691 issued and 136,372,565 and 136,078,447 outstanding	141,368	141,074
Additional paid-in capital	56,294,776	56,285,070
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,543,456)	(1,630,648)
Accumulated deficit	(54,835,664)	(54,691,647)
Total stockholders’ equity (deficit)	(181,134)	(134,309)

Total liabilities and stockholders’ equity (deficit)	$1,145,839	$1,983,831

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues	$785,262	$602,488

Operating expenses:
Cost of services	610,960	486,576
Selling, general and administrative:
Stock-based compensation	133,650	133,650
Other expenses	183,396	168,768
Depreciation	1,273	7,840
Total operating expenses	929,279	796,834

Operating loss	(144,017)	(194,346)

Other income:
Other income	-	60,000
Total other income, net	-	60,000

Loss before income taxes	(144,017)	(134,346)
Income taxes	-	5,709

Net loss	$(144,017)	$(140,055)

Basic and diluted net loss per common share:	$0.00	$(0.00)
Weighted average common shares
outstanding	(141,279,574)	110,778,547

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net loss	$(144,017)	$(140,055)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Issuance of stock for services provided	10,000	-

Depreciation	1,273	7,840
Deferred compensation	87,191	87,192

Changes in current assets and current liabilities:
Accounts receivable	6,069	22,725
Prepaid expenses and other	(1,737)	(414)
Accounts payable and accrued expenses	(14,175)	7,151
Customer deposits payable	(773,926)	(59,518)
Deferred revenue	(3,066)	4,660

Net cash provided (used) by operating activities	(832,388)	(70,419)

Investing activities:

Other assets	(2,500)	(10,000)

Net cash used by investing activities	(2,500)	(10,000)

Change in cash and cash equivalents	(834,888)	(80,419)

Cash and cash equivalents, beginning of period	978,699	565,597

Cash and cash equivalents, end of period	$143,811	$485,178

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

Payment Data Systems, Inc. and its subsidiaries (the “Company”) have incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes that its currently available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is pursuing strategic financing alternatives in addition to its equity line of credit (see Note 3). The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2011, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2011	December 31, 2010

Accrued salaries	$729,023	$686,982
Reserve for merchant losses	205,400	205,400
Accrued commissions	58,491	55,891
Accrued taxes	38,813	38,117
Other accrued expenses	14,263	54,331
Total accrued expenses	$1,045,990	$1,040,721

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess over a five year period. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010 or during the first quarter of 2011.

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

	March 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities	$99,716	$-	$-	$99,716

Liabilities:
None	$-	$-	$-	$-

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities	$99,716	$-	$-	$99,716

Liabilities:
None	$-	$-	$-	$-

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

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $456,168 at December 31, 2009.

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

In December 2010, Mr. Long and Mr. Hoch did not pay the Company the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, the Company owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balance.  As of December 31, 2010, Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the fourth and final installment of their loan repayment.

The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $702,730 and $703,060 at March 31, 2011 and December 31, 2010, respectively.  The Company owed Mr. Long and Mr. Hoch a total of $550,964 and $469,252 in deferred salaries at March 31, 2011 and December 31, 2010, respectively. The amount is included in accrued expenses on the Company’s balance sheet.

During the three months ended March 31, 2011 and year ended December 31, 2010 the Company paid Herb Authier a total of $6,923 and $30,000 in cash, respectively, for consulting services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of March 31, 2011, we have an accumulated deficit of approximately $54.8 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported as gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers. This reserve amount is subject to risk that actual losses may be greater than our estimates. At March 31, 2011, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2010, we recorded $17,989 of bad debt expense and $8,906 of bad debt write-offs against our allowance for doubtful accounts. In the three months ended March 31, 2011, we did not record any bad debt expense or bad debt write-offs. At March 31, 2011, the balance of the allowance for doubtful accounts was approximately $52,000.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2010 or during the three months ended March 31, 2011.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2010, we had available net operating loss carryforwards of approximately $42.3 million, which expire beginning in the year 2020.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network (ACH) and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2011 increased 30% to $785,262 from $602,488 for the quarter ended March 31, 2010.  The increase from the prior year period was primarily attributable to an increase in the number of customers and associated increased transaction volume from card-based and ACH processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.

Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $610,960 for the quarter ended March 31, 2011 and $486,576 for the quarter ended March 31, 2010. The 26% increase from the prior year quarter was due primarily to the increase in variable costs related to processing for the increased card-based and ACH transaction volume.

Stock-based compensation expenses were $133,650 for the three months ended March 31, 2011 and 2010, and represent the amortization of deferred compensation expense related to incentive stock grants to employees and the accrual of annual bonuses called for under executive employee agreements.

Other selling, general and administrative expenses increased to $183,396 for the three months ended March 31, 2011 from $168,768 recorded during the first quarter of 2010. The increase from the prior year’s period was principally due to expenses recorded from one-time consulting services of $23,974.

Depreciation and amortization was $1,273 for the three months ended March 31, 2011 and $7,840 for the quarter ended March 31, 2010. The decrease from the prior year’s period was primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2010.  We did not capitalize any expenditures during the quarter ended March 31, 2011.

There was no net other income for the quarter ended March 31, 2011. Net other income of $60,000 for the first three months of 2010 was reported and was primarily attributable to a legal settlement with a former customer, Commerce Planet, in March 2010.

Net loss increased to $144,017 for the quarter ended March 31, 2011 compared to a net loss of $140,055 for the first quarter of 2010 as a result of the items discussed above.

Liquidity and Capital Resources

At March 31, 2011, we had $143,811 of cash and cash equivalents, compared to $978,699 of cash and cash equivalents at December 31, 2010. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess over a period of five years. We filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Subsequent to the effective date through December 31, 2010, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064. Due to this registration statement becoming stale, we did not sell any common stock pursuant to the equity line of credit during 2010 or the first quarter of 2011.

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

Net cash used by operating activities was $832,388 for the three months ended March 31, 2011 compared to $70,419 for the three months ended March 31, 2010. Net cash used in operating activities in the first three months of 2011 was primarily attributable to a $773,926 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH system in addition to operating losses and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities of $2,500 and $10,000 for the three months ended March 31, 2011 and 2010, respectively primarily represented long-term deposits made under processing agreements.

There were no cash flows generated by financing activities for either the three months ended March 31, 2011 or 2010.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims against us or our officers and directors in their capacity as such that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A.   RISK FACTORS.

There have been no other material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, we did not sell any unregistered securities.

On January 28, 2011, we issued 294,118 restricted shares of our common stock to National Financial Communications Corp as payment for one month of consulting services.  These shares were issued based on the closing price of the common stock on the date of issue, which was $0.034 per share.  We recorded an expense of $10,000 as a result of the issuance.

With respect to the issuance of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were issued to accredited investors. The shares were issued for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2011, we did not default on any senior securities.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit

Number	Description

3.1	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as Exhibit 10.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as Exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as Exhibit 4.3 to the Form S-8 filed February 23, 2000, and incorporated herein by reference).

4.4	Amended Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.17 to the Form SB-2 filed August 23, 2007, and incorporated herein by reference).

4.5	Rights Agreement between the Company and American Stock Transfer & Trust Company, dated February 28, 2007 (included as Exhibit 4.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 2003 (included as Exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as Exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as Exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.6	Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 21, 2006 (included as Exhibit 10.1 to the Form 8-K filed August 25, 2006, and incorporated herein by reference).

10.7	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.8	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.9	Amended Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.16 to the Form SB-2 filed August 23, 2007, and incorporated herein by reference).

10.10	Amended Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.17 to the Form SB-2 filed August 23, 2007, and incorporated herein by reference).

10.11	Trademark and Domain Name Purchase Agreement between the Company and Alivio Holdings, LLC, dated November 14, 2005 (included as Exhibit 10.1 to the Form 8-K filed November 17, 2005, and incorporated herein by reference).

10.12	Patent Purchase Agreement between the Company and PCT Software Data, LLC, dated January 11, 2008 (included as Exhibit 10.14 to the Form 10-K filed March 27, 2008, and incorporated herein by reference).

10.13	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as Exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.14	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as Exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.15	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as Exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.16	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as Exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: May 16, 2011	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)