Form 10-Q
period 2011-06-30
PAYMENT DATA SYSTEMS INC
filed 2011-08-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 15, 2011, 142,721,077 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$318,471	$978,699
Accounts receivable, net	175,809	137,957
Prepaid expenses and other	22,142	22,130
Total current assets	516,422	1,138,786

Property and equipment, net	3,421	3,076

Other assets:
Marketable securities	7,977	99,716
Related party receivable	702,337	703,060
Other assets	41,693	39,193
Total other assets	752,007	841,969

Total assets	$1,271,850	$1,983,831

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$43,929	$70,725
Accrued expenses	1,042,972	1,040,721
Customer deposits payable	478,998	983,713
Deferred revenue	13,374	22,981
Total current liabilities	1,579,273	2,118,140

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,337,198 and 141,073,691 issued and 137,341,954 and 136,078,447 outstanding	142,337	141,074
Additional paid-in capital	56,318,807	56,285,070
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,456,264)	(1,630,648)
Accumulated deficit	(55,074,145)	(54,691,647)
Total stockholders’ equity (deficit)	(307,423)	(134,309)

Total liabilities and stockholders’ equity (deficit)	$1,271,850	$1,983,831

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$768,359	$604,184	$1,553,620	$1,206,672

Operating expenses:
Cost of services	598,542	459,213	1,209,502	945,789
Selling, general and administrative:
Stock-based compensation	134,980	133,650	268,630	267,300
Other expenses	202,849	157,867	386,244	326,635
Depreciation	1,072	5,792	2,345	13,631
Total operating expenses	937,443	756,522	1,866,721	1,553,355

Operating loss	(169,084)	(152,338)	(313,101)	(346,683)

Other income (expense):
Unrealized (loss) on marketable securities	(91,738)	-	(91,738)	-
Other income (expense)	22,341	100,000	22,341	160,000
Total other income (expense), net	(69,397)	100,000	(69,397)	160,000

Loss before income taxes	(238,481)	(52,338)	(382,498)	(186,683)
Income taxes	-	2,836	-	8,545

Net loss	$(238,481)	$(55,174)	$(382,498)	$(195,228)

Basic and diluted net loss per common share:	$0.00	$0.00	$0.00	$0.00
Weighted average common shares
outstanding	136,851,933	123,162,063	136,569,700	117,000,514

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Operating activities:
Net loss	$(382,498)	$(195,228)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Issuance of stock for services provided	35,000	-
Unrealized loss on marketable securities	91,738	-
Depreciation	2,345	13,631
Deferred compensation	174,384	174,384

Changes in current assets and current liabilities:
Accounts receivable	(37,129)	(22,744)
Settlement receivable	-	(100,000)
Prepaid expenses and other	(11)	(5,410)
Accounts payable and accrued expenses	(24,545)	57,915
Customer deposits payable	(504,715)	(77,567)
Deferred revenue	(9,607)	5,452

Net cash provided (used) by operating activities	(655,038)	(149,567)

Investing activities:

Purchases of property and equipment	(2,690)	-
Other assets	(2,500)	(17,500)

Net cash used by investing activities	(5,190)	(17,500)

Change in cash and cash equivalents	(660,228)	(167,067)

Cash and cash equivalents, beginning of period	978,699	565,597

Cash and cash equivalents, end of period	$318,471	$398,530

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

Payment Data Systems, Inc. and its subsidiaries (the “Company”), have incurred substantial losses since inception, which has led to a continuing deficit in working capital. The Company believes that its currently available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company is pursuing strategic financing alternatives in addition to its equity line of credit (see Note 3). The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2011, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	June 30, 2011	December 31, 2010

Accrued salaries	$712,882	$686,982
Reserve for merchant losses	205,400	205,400
Accrued commissions	45,292	55,891
Accrued taxes	39,742	38,117
Other accrued expenses	39,656	54,331
Total accrued expenses	$1,042,972	$1,040,721

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess over a five year period. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010 or during the first six months of 2011.

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

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measures
Assets:
Marketable securities	$7,977	$-	$-	$7,977

Liabilities
None	$-	$-	$-	$-

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measures
Assets:
Marketable securities	$99,716	$-	$-	$99,716

Liabilities
None	$-	$-	$-	$-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

Note 6.  Related Party Transactions

As previously disclosed, in 2002 the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

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

The total amount owed to the Company for the unpaid installments is classified as Related Party Receivable on the Company’s balance sheet and was $702,337 and $703,060 at June 30, 2011 and December 31, 2010, respectively.  The Company owed Mr. Long and Mr. Hoch a total of $550,964 and $469,252 in deferred salaries at June 30, 2011 and December 31, 2010, respectively. The amount is included in accrued expenses on the Company’s balance sheet.

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company employed and paid Herb Authier a total of $15,000 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of June 30, 2011, we have an accumulated deficit of approximately $55.1 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with its consumers. This reserve amount is subject to the risk that actual losses may be greater than our estimates. At June 30, 2011, our card merchant processing loss reserve was $205,400. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2010, we recorded $17,989 of bad debt expense and $8,906 of bad debt write-offs against our allowance for doubtful accounts. In the six months ended June 30, 2011, we did not record any bad debt expense or bad debt write-offs. At June 30, 2011, the balance of the allowance for doubtful accounts was approximately $52,000.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2010 or during the six months ended June 30, 2011.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2010, we had available net operating loss carryforwards of approximately $42.3 million, which expire beginning in the year 2020.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network ,or ACH, and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2011 increased 27% to $768,359 from $604,184 for the quarter ended June 30, 2010.  Revenues for the six months ended June 30, 2011 increased 29% to $1,553,620 from $1,206,672 for the six months ended June 30, 2010.  The increases from the prior year periods were primarily attributable to an increase in the number of customers and associated increased transaction volume from card-based and ACH processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.

Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 30% to $598,542 for the quarter ended June 30, 2011 from $459,213 for the quarter ended June 30, 2010.  Cost of services increased 28% to $1,209,502 for the six months ended June 30, 2011from $945,789 for the quarter ended June 30, 2010.  The increases from the prior year periods were due primarily to the increase in variable costs related to processing the increased card-based and ACH transaction volume.

Stock-based compensation expenses were $134,980 and $268,630 for the three and six months ended June 30, 2011 and $133,650 and $267,300 for the three and six months ended June 30, 2010.  These amounts represent the amortization of deferred compensation expense related to incentive stock grants to employees and the accrual of annual bonuses called for under executive employee agreements.

Other selling, general and administrative expenses increased to $202,849 for the three months ended June 30, 2011 from $157,867 for the three months ended June 30, 2010 and increased to $386,244 for the six months ended June 30, 2011 from $326,635 for the six months ended June 30, 2010.   The increases from the prior year periods were principally due to expenses recorded from consulting and professional fees services of approximately $23,000 and $39,000 for the three and six months ended June 30, 2011.

Depreciation and amortization decreased to $1,072 for the three months ended June 30, 2011 from $5,792 for the three months ended June 30, 2010 and decreased to $2,345 for the six months ended June 30, 2011 from $13,631 for the six months ended June 30, 2010. The decreases from the prior year periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2010.

Total other income (expense), net was an expense of $69,397 for the three months and six months ended June 30, 2011 and represented a $91,738 unrealized loss on the company’s marketable securities offset by income of $22,341 resulting from a reduction in commissions payable.  Total other income, net was $100,000 for the three months ended June 30, 2010 and $160,000 for the six months ended June 30, 2010, and was primarily attributable to a legal settlement with a former customer, Commerce Planet, in March 2010.

We reported a net loss of $238,481 for the three-months ended June 30, 2011 compared to a net loss of $55,174 for the three-months ended June 30, 2010, and reported a net loss of $382,498 for the six months ended June 30, 2011 compared to a net loss of $195,228 for the prior year comparable period, as a result of the items discussed above.

Liquidity and Capital Resources

At June 30, 2011, we had $318,471 of cash and cash equivalents, compared to $978,699 of cash and cash equivalents at December 31, 2010. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We are currently aggressively pursuing strategic financing alternatives.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess over a period of five years. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Subsequent to the effective date through December 31, 2010, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010 or the first six months of 2011.

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

Net cash used by operating activities was $655,038 for the six months ended June 30, 2011 compared to $149,567 for the six months ended June 30, 2010. Net cash used in operating activities in the first six months of 2011 was primarily attributable to a $504,715 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH system in addition to operating losses and overhead costs. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities was $5,190 and $17,500 for the six months ended June 30, 2011 and 2010, respectively, and primarily represented long-term deposits made under processing agreements.

There were no cash flows generated by financing activities for either the six months ended June 30, 2011 or 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims against us or our officer and directors in their capacity as such that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS.

There have been no other material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 15, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2011, we issued 185,185 restricted shares of our common stock to Sheffield Corporation as payment for one month of consulting services for February 2011.  These shares were issued based on the closing price of the common stock on the last day of the month services were rendered to us which was $0.027 per share.  We recorded an expense of $5,000 as a result of the issuance.

On May 17, 2011, we issued 227,272 restricted shares of our common stock to Sheffield Corporation as payment for one month of consulting services for March 2011.  These shares were issued based on the closing price of the common stock on the last day of the month services were rendered to us which was $0.022 per share.  We recorded an expense of $5,000 as a result of the issuance.

On May 17, 2011, we issued 185,185 restricted shares of our common stock to Sheffield Corporation as payment for one month of consulting services for April 2011.  These shares were issued based on the closing price of the common stock on the last day of the month services were rendered to us which was $0.027 per share.  We recorded an expense of $5,000 as a result of the issuance.

On May 17, 2011, we issued 371,747 restricted shares of our common stock to an independent contractor as payment for consulting services.  These shares were issued based on the closing price of the common stock on the day prior to the date of issue which was $0.0269 per share.  We recorded an expense of $10,000 as a result of the issuances.

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

During the quarter ended June 30, 2011, we did not default on any senior securities.

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

10.10
Amended Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.17 to the Form SB-1 filed August 23, 2007, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC.

Date: August 15, 2011	By:	/s/ Michael R. Long
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)