Form 10-Q
period 2011-09-30
PAYMENT DATA SYSTEMS INC
filed 2011-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of November 14, 2011, 142,721,077 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,943,418	$978,699
Accounts receivable, net	428,873	137,957
Prepaid expenses and other	32,477	22,130
Total current assets	2,404,768	1,138,786

Property and equipment, net	3,733	3,076

Other assets:
Marketable securities	74,787	99,716
Related party receivable	702,337	703,060
Other assets	71,692	39,193
Total other assets	848,816	841,969

Total assets	$3,257,317	$1,983,831

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$50,196	$70,725
Accrued expenses	1,056,463	1,040,721
Customer deposits payable	2,087,356	983,713
Deferred revenue	10,993	22,981
Total current liabilities	3,205,008	2,118,140

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,721,077 and 141,073,691 issued and 137,725,833 and 136,078,447 outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively	142,721	141,074
Additional paid-in capital	56,328,423	56,285,070
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,369,072)	(1,630,648)
Accumulated deficit	(54,811,605)	(54,691,647)
Total stockholders’ equity (deficit)	52,309	(134,309)

Total liabilities and stockholders’ equity (deficit)	$3,257,317	$1,983,831

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$1,437,592	$648,927	$2,991,213	$1,855,599

Operating expenses:
Cost of services	914,330	496,249	2,124,577	1,442,038
Selling, general and administrative:
Stock-based compensation	135,418	133,650	404,048	400,950
Other expenses	178,020	148,969	563,522	475,604
Depreciation	828	4,685	3,172	18,316
Total operating expenses	1,228,596	783,553	3,095,319	2,336,908

Operating income (loss)	208,996	(134,626)	(104,106)	(481,309)

Other income (expense):
Unrealized gain (loss) on marketable securities	66,809	-	(24,929)	-
Other income (expense)	105	(4,990)	22,446	155,010
Total other income (expense), net	66,914	(4,990)	(2,483)	155,010

Income (loss) before income taxes	275,910	(139,616)	(106,589)	(326,299)
Income taxes	13,369	2,500	13,369	11,045

Net income (loss)	$262,541	$(142,116)	$(119,958)	$(337,344)

Basic and diluted net income (loss) per common share:	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares
outstanding	137,709,143	125,308,808	136,953,688	119,803,030

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net loss	$(119,958)	$(337,344)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Issuance of stock for services provided	45,000	-
Unrealized loss on marketable securities	24,929	4,990
Depreciation	3,173	18,316
Deferred compensation	261,576	261,576

Changes in current assets and current liabilities:
Accounts receivable	(290,193)	(19,138)
Settlement receivable	-	(100,000)
Prepaid expenses and other	(10,347)	(6,745)
Accounts payable and accrued expenses	(4,787)	90,529
Customer deposits payable	1,103,643	(326,793)
Deferred revenue	(11,988)	3,074

Net cash provided (used) by operating activities	1,001,048	(411,535)

Investing activities:

Proceeds from sale of marketable securities	-	200
Purchases of property and equipment	(3,830)	-
Other assets	(32,499)	(25,000)

Net cash used by investing activities	(36,329)	(24,800)

Change in cash and cash equivalents	964,719	(436,335)

Cash and cash equivalents, beginning of period	978,699	565,597

Cash and cash equivalents, end of period	$1,943,418	$129,262

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

Payment Data Systems, Inc. and its subsidiaries (the “Company”), have incurred substantial losses since inception, which have led to a continuing deficit in working capital. The Company believes that its currently available cash along with anticipated revenues may be insufficient to meet its anticipated cash needs for the foreseeable future. Consequently, the Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company continues to monitor its cash position and is prepared to seek alternative funding as the need presents itself. The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. The accompanying unaudited consolidated financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2011, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	September 30, 2011	December 31, 2010

Accrued salaries	$608,926	$686,982
Reserve for merchant losses	206,647	205,400
Accrued commissions	100,961	55,891
Accrued taxes	35,557	38,117
Other accrued expenses	104,372	54,331
Total accrued expenses	$1,056,463	$1,040,721

Note 3.  Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, the Company may elect to receive as much as $10 million from common stock purchases by Dutchess over a five year period. The Company filed a registration statement on Form SB-2 to register the resale of these shares with the SEC, which declared the registration statement effective on September 10, 2007. Due to this registration statement becoming stale, the Company did not sell any common stock pursuant to the equity line of credit during 2010 or during the first nine months of 2011.

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

	September 30, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$74,787	$-	$-	$74,787

Liabilities:
None	$-	$-	$-	$-

	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99,716	$-	$-	$99,716
Liabilities:
None	$-	$-	$-	$-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

Note 6.  Related Party Transactions

As previously disclosed, in 2002, the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to the Company for the second installment was $246,168. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salary for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment due by December 31, 2009. The total amount owed to the Company for the unpaid installments is classified as “Related Party Receivable” on the Company’s balance sheet and was $456,168 at December 31, 2009.
On April 12, 2010, the Company executed amendments to its employment agreements with Mr. Long, its Chief Executive Officer and Chief Financial Officer, and Mr. Hoch. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively, and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

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

The total amount owed to the Company for the unpaid installments is classified as “Related Party Receivable” on the Company’s balance sheet and was $702,337 and $703,060 at September 30, 2011 and December 31, 2010, respectively.  The Company owed Mr. Long and Mr. Hoch a total of $499,350 and $469,252 in deferred salaries at September 30, 2011 and December 31, 2010, respectively. The amount is included in accrued expenses on the Company’s balance sheet.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company paid Herb Authier a total of $23,000 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception, we have incurred operating losses each quarter, and as of September 30, 2011, we have an accumulated deficit of approximately $54.8 million. Our prospects to continue as a going concern must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of growth, particularly companies in rapidly evolving markets such as electronic commerce. To address these risks we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements, and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported as gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Card Processing

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with its consumers. This reserve amount is subject to the risk that actual losses may be greater than our estimates. At September 30, 2011, our card merchant processing loss reserve was $206,647. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. In 2010, we recorded $17,989 of bad debt expense and $8,906 of bad debt write-offs against our allowance for doubtful accounts. In the nine months ended September 30, 2011, we did not record any bad debt expense or bad debt write-offs. At September 30, 2011, the balance of the allowance for doubtful accounts was approximately $52,000.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2010 or during the nine months ended September 30, 2011.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2010, we had available net operating loss carryforwards of approximately $42.3 million, which expire beginning in the year 2020.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearinghouse Network, or ACH, and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2011 increased 122% to $1,437,592 from $648,927 for the quarter ended September 30, 2010.  Revenues for the nine months ended September 30, 2011 increased 61% to $2,991,213 from $1,855,599 for the nine months ended September 30, 2010.  The increases from the prior year periods were primarily attributable to an increase in the number of customers and associated increased transaction volume from card-based and ACH processing services due to an enhancement in ACH systems that attracted more internet ecommerce companies and internet marketers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.

Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 84% to $914,330 for the quarter ended September 30, 2011 from $496,249 for the quarter ended September 30, 2010.  Cost of services increased 47% to $2,124,577 for the nine months ended September 30, 2011from $1,442,038 for the quarter ended September 30, 2010.  The increases from the prior year periods were due primarily to increases in variable costs related to processing the increased card-based and ACH transaction volume.

Stock-based compensation expenses were $135,418 and $404,048 for the three and nine months ended September 30, 2011 and $133,650 and $400,950 for the three and nine months ended September 30, 2010.  These amounts represent the amortization of deferred compensation expense related to incentive stock grants to employees and the accrual of annual bonuses required by under executive employee agreements.

Other selling, general and administrative expenses increased to $178,020 for the three months ended September 30, 2011 from $148,969 for the three months ended September 30, 2010 and increased to $563,522 for the nine months ended September 30, 2011 from $475,604 for the nine months ended September 30, 2010.   The increases from the prior year periods were principally due to expenses recorded from consulting and professional fees services of approximately $15,958 and $79,808 for the three and nine months ended September 30, 2011.

Depreciation and amortization decreased to $828 for the three months ended September 30, 2011 from $4,685 for the three months ended September 30, 2010 and decreased to $3,172 for the nine months ended September 30, 2011 from $18,316 for the nine months ended September 30, 2010. The decreases from the prior year periods were primarily due to lower depreciation expense related to certain assets that became fully depreciated during 2010.

Total other income (expense), net was income of $66,914 for the three months and expense of $2,483 for the nine months ended September 30, 2011 and represented a $66,809 unrealized gain on the company’s marketable securities for the three month period compared to an unrealized loss of $24,929 offset by income of $22,446 resulting from a reduction in commissions payable for the nine month period.  Total other expense, net was $4,990 for the three months ended September 30, 2010 and income of $155,010 for the nine months ended September 30, 2010, and was primarily attributable to a legal settlement with a former customer, Commerce Planet, in March 2010.

We reported net income of $262,541 for the three-months ended September 30, 2011 compared to a net loss of $142,116 for the three-months ended September 30, 2010, and reported a net loss of $119,958 for the nine months ended September 30, 2011 compared to a net loss of $337,344 for the prior year comparable period, as a result of the items discussed above.

Liquidity and Capital Resources

At September 30, 2011, we had $1,943,418 of cash and cash equivalents, compared to $978,699 of cash and cash equivalents at December 31, 2010. We have incurred substantial losses since inception and have a deficit in net working capital. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future. Consequently, our ability to continue as a going concern may be contingent on us receiving additional funds in the form of equity or debt financing. We continue to monitor our cash position and are prepared to seek alternative funding as the need presents itself.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess over a period of five years provided the resale of the shares is registered with the SEC. We filed a registration statement on Form SB-2 to register the resale and the SEC declared the registration statement effective on September 10, 2007. Subsequent to the effective date through December 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064. Due to the registration statement becoming stale, we did not sell any common stock pursuant to the equity line of credit during 2010 or the first nine months of 2011.

The Company’s ability to continue as a going concern is likely contingent on the Company receiving additional funds in the form of equity or debt financing. Accordingly, the Company continues to monitor its cash position and is prepared to seek alternative funding as the need presents itself. The sale of equity or convertible debt securities would result in additional dilution to the Company's stockholders, and debt financing, if available, may involve covenants which could restrict operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms, or achieve positive cash flow, it may not be able to continue to exist, conduct operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Net cash provided by operating activities was $1,001,048 for the nine months ended September 30, 2011 compared to net cash used by operating activities of $411,535 for the nine months ended September 30, 2010. Net cash provided by operating activities in the first nine months of 2011 was primarily attributable to a $1,103,643 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH system in addition to operating losses and overhead costs.  These deposits decreased by $326,793 for the nine months ended September 30, 2010. We plan to continue to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities was $36,329 and $24,800 for the nine months ended September 30, 2011 and 2010, respectively, and primarily represented long-term deposits made under processing agreements.

There were no cash flows generated by financing activities for either the nine months ended September 30, 2011 or 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 5, 2011, we issued 192,308 restricted shares of our common stock to Sheffield Corporation as payment for one month of consulting services for May 2011.  These shares were issued based on the closing price of the common stock on the last business day of May 2011, which was $0.026 per share.  We recorded an expense of $5,000 as a result of the issuance.

On July 5, 2011, we issued 191,571 restricted shares of our common stock to Sheffield Corporation as payment for one month of consulting services for June 2011.  These shares were issued based on the closing price of the common stock on the last business day of June 2011, which was $0.026 per share.  We recorded an expense of $5,000 as a result of the issuance.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2011, we did not default on any senior securities.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as Exhibit 10.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as Exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as Exhibit 4.3 to the Form S-8 filed February 23, 2000, and incorporated herein by reference).

4.4	Rights Agreement between the Company and American Stock Transfer & Trust Company, dated February 28, 2007 (included as Exhibit 4.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 2003 (included as Exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Warrant Agreement between the Company and Kubra Data Transfer LTD, dated as of September 30, 2004 (included as Exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	Amended Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.16 to the Form SB-2 filed August 23, 2007, and incorporated herein by reference).

10.8	Amended Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 21, 2007 (included as Exhibit 10.17 to the Form SB-1 filed August 23, 2007, and incorporated herein by reference).

10.9	Trademark and Domain Name Purchase Agreement between the Company and Alivio Holdings, LLC, dated November 14, 2005 (included as Exhibit 10.1 to the Form 8-K filed November 17, 2005, and incorporated herein by reference).

10.10	Patent Purchase Agreement between the Company and PCT Software Data, LLC, dated January 11, 2008 (included as Exhibit 10.14 to the Form 10-K filed March 27, 2008, and incorporated herein by reference).

10.11	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as Exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.12	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as Exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.13	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as Exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.14	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as Exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: November 14, 2011	By:	/s/ Michael R. Long
Michael R. Long,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)