Form 10-K
period 2011-12-30
PAYMENT DATA SYSTEMS INC
filed 2012-04-03
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 the last business day of the registrant's second fiscal quarter, was approximately $1,758,432 based on 67,372,902 shares of the registrant’s common stock held by non-affiliates on June 30, 2011 at the closing price of $0.0261 per share.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2012, the number of outstanding shares of the registrant's common stock was 142,721,077.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K
For the Year Ended December 31, 2011

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements as defined under the federal securities laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1.            BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House (ACH) processing and credit and debit card-based processing services. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA – The Electronic Payments Association and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the ACH network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, have their customer service representatives take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. We also provide prepaid card processing services for merchants and consumers through our wholly owned subsidiary FiCentive, Inc. We offer MasterCard prepaid cards branded with corporations’ brands. The prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use.  Some card programs can be reloaded with funds and others cannot.  In some cases, the cards can be used at Automatic Teller Machines to withdrawal cash.

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

Our website is www.paymentdata.com. Information contained in our website does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to a 2010 Federal Reserve Payments study, the estimated number of non-cash payments totaled $108.9 Billion in 2009, with a value of $72.3 Trillion. From 2006 to 2009, ACH, debit cards and prepaid cards grew at a compound annual growth rate of 9.3%, 14.8% and 21.5%, respectively, while credit card growth remained relatively flat (down 0.2%) and use of paper checks declined by 7.2%. Electronic payments, including payments made with cards and ACH, now collectively exceed three-quarters of all non-cash payments. Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture.” As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. As these consumers, a demographic whom have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet, comprise a greater percentage of the population and increasingly enter the work force, we expect purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the increasing adoption rate of the Internet, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet. We believe this opportunity is equally true as it relates to the foreseeable increased usage of smartphones as an instrument of payment.

Increased Electronic Payment Acceptance by Small Businesses

Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of electronic payment methods. The lower costs associated with electronic payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept electronic payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking to provide customers with the ability to pay for merchandise and services using electronic payment methods, including those in industries have historically accepted cash and checks as the only forms of payment for their merchandise and services.

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2011 were $194.3 billion, an increase of 17.5% from $165.4 billion in 2010. We believe the prevalence of the Internet makes having an online presence a basic and necessary consideration for those operating a business today.

The growth of electronic commerce also has made the acceptance of card-based and other electronic forms of payment a necessity for today's business. Forrester Research expects that e-commerce sales in the U.S. will keep growing at a 10% compound annual growth rate through 2014, translating to online retail sales of $250 billion, up from $194 billion in 2011. Companies, both large and small, continue to leverage the Internet in order to remain competitive, improve operational efficiencies, create new revenue streams and maximize the longevity and profitability of their customer relationships.

Products and Services

Our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of a customers’ payment data can be stored in one place to facilitate efficient data retrieval and analysis.  All data stored within and without the data warehouse is fully encrypted.  We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

The components of our service offering include all forms of ACH transaction processing, such as Re-presented Check (RCK), which is a consumer non-sufficient funds check that is re-presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate ACH transactions directly using an online terminal accessible through a web site or we can initiate ACH transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA and MasterCard, American Express, Discover, JCB networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both ACH and card processing capabilities that allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor.  We develop and manage prepaid card programs on behalf of corporate clients whom have customers that have a need for prepaid cards that are branded with the entity’s unique logo. We previously held a bank sponsorship agreement with Metabank to assist in this product offering, but our agreement terminated with the bank on December 31, 2011. Now, we hold a bank sponsorship agreement with University National Bank for our prepaid card program and started issuing cards in conjunction with the bank in October 2011. We also have the ability to issue Discover, American Express, Visa, and MasterCards. We primarily create, manage and process prepaid card programs for corporate clients that wish to provide an incentive the cards to their customer base or employees as a form of a rebate, commission, or other incentive.  We also issue general purpose reloadable, or GPR, cards to consumers as an alternative to a traditional bank account. Our product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors.  We believe our six years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

Based on the changes in 2010 through federal legislation specifically related to closed-loop prepaid gift cards, we have decided to no longer develop or offer this type of program.  This decision has no material effect on our consolidated financial statements or business model, due to the very small amount of revenue contribution historically generated by these gift cards.  Furthermore, this segment does not affect in any way our ability to continue to issue prepaid cards for general purpose reloadable or corporate incentive cards.  We can also do third party gift cards if requested.

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

Relationships with Sponsors and Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution (ODFI) in the Automated Clearing House network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business we use Fifth Third Bank. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Merrick Bank and HSBC Bank have sponsored us with the card associations under the designations Third Party Processor (TPP) and Independent Sales Organization (ISO) with Visa, and Third Party Servicer (TPS) and Merchant Service Provider (MSP) with MasterCard. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks (Merrick Bank and HSBC) sponsor us for membership in the Visa and MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with University National Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

We maintain a separate allowance for estimated losses resulting from the inability or failure of our merchant customers to make required payments for fees charged by us. Amounts due from customers may be deemed uncollectible because of merchant disputes, fraud, insolvency or bankruptcy. We determine the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding receivable, historical pattern of collections and financial condition of the customer. We closely monitor extensions of credit and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

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

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 675 customers at December 31, 2011 from 599 customers at December 31, 2010.

We had one customer that accounted for 44% of our 2011 revenue.  This customer is a reseller and represents a collection of merchants.  No other customer accounted for more than 10% of revenues in 2011.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high service levels. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service increased to 2,962 in 2011 from 2,269 in 2010.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing Company, and Global Payments Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

●	quality of service;
●	reliability of service;
●	ability to evaluate, undertake and manage risk;
●	speed in implementing payment processes;
●	price and other financial terms; and
●	multi-channel payment capability.

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

Our prepaid card offering is competitive due to our proprietary systems and the ability to bring corporate branded card programs in a shorter time frame than most of our competitors.  We also believe our six years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

Trademarks

We own federally registered trademarks on the mark “Payment Data Systems, Inc.” and its respective design. We have also secured, among others, domain name registrations for:

●	billx.com;
●	billxpress.com;
●	billhelp.com;
●	debitservice.com;
●	ficenitve.com;
●	iremotepay.com;
●	iremotepay.net;
●	merchandisemastercard.com;
●	nataliecard.com;
●	nataliegiftcard.com;
●	nataliegulbismastercard.com;
●	nataliegulbiscard.com;
●	paymentdatasystems.com;
●	paymentdata.org;
●	paymentdata.com;
●	paymentrecovery.com;
●	paymentrecoverysystems.com;
●	parishiltoncard.com;
●	gogreenmastercard.com;
●	mipromesa.com;
●	pdsnetwork.com;
●	prepaidload.com;
●	primacard.com;
●	securepds.com;
●	stardebit.com;
●	viewbill.com; and
●	zbill.com

We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Patents

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

Employees

As of December 31, 2011, we had 7 full-time employees and 1 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.
ITEM 1A.          RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

RISKS RELATED TO OUR BUSINESS

We have generated significant losses in the past years and have only been profitable since the third quarter of 2011.

We organized in 1998 and began operations as a public company in 1999 by offering electronic billing services to other companies. After the sale of our primary business in July 2003, we have concentrated on building our electronic payments services operations. As of December 31, 2011, our accumulated deficit was $54,339,799.

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

We rely on our relationship with the Automated Clearing House network and if the Federal Reserve rules were to change, our business could be adversely affected.

We have a contractual relationship with Fifth Third Bank, which is an Originating Depository Financial Institution in the Automated Clearing House network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationship with this third-party provider, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to the third-party provider for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our cost structure. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected.  We are pursuing multiple contractual relationships with additional banks to serve as Originating Depository Financial Institutions.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa and MasterCard credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve Visa or MasterCard. If our third-party processing provider, TriSource Solutions, LLC, or our bank sponsors, Merrick Bank or HSBC Bank, fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate their registration. Also, our contract with these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa or MasterCard rules that would impair their registration could require us to stop providing such payment processing services if we are unable to obtain another provider or sponsor at similar costs. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide our MasterCard transaction processing services, we must be either a member of a payment network or be registered as a merchant processor of MasterCard. Registration as a merchant processor is dependent upon our being sponsored by member clearing banks of both organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect from them, we could end up bearing cost of fines or penalties.

In order to provide our transaction processing services, we are registered with Visa and MasterCard as service providers and transaction processors for member institutions and with other networks. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by banks that own their stock and, in the case of Discover by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. The termination of our registrations or our status as a service provider or transaction processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results and financial condition. If a merchant or one of our resellers fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or one of our resellers, we could end up bearing such fines or penalties, resulting in lower earnings for us.

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

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose reloadable prepaid cards, and the maintenance fees charged on our general purpose reloadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose reloadable cards. It is possible, however, that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose reloadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose reloadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose reloadable cards from the gift cards. In such event, it is possible that such general purpose reloadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose reloadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose reloadable cards, each of which would likely have a material adverse impact on our revenues.
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

We depend on Michael R. Long and Louis A. Hoch, and if these officers ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our Chairman, Chief Executive Officer and Chief Financial Officer, Michael R. Long, and our President and Chief Operating Officer, Louis A. Hoch. We signed employment agreements with Mr. Long and Mr. Hoch in February 2007 which prohibits them from competing with us for a period of two years upon termination of their employment. Our business may not be successful if, for any reason, either of these officers ceased to be active in our management.

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

We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems and services of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of merchants, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and/or diversion of technical and other resources. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems.

Loss of key resellers could reduce our revenue growth.

Our reseller sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth. If an reseller switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the reseller, and we risk losing existing merchants that were originally enrolled by the reseller, all of which could negatively affect our revenues and earnings.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer ACH, prepaid, credit card and debit card transactions. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or any other country where we do business could adversely affect our revenues and earnings. A further weakening in the economy could also force retailers to close resulting in exposure to potential credit losses and future transaction declines. Additionally, credit card issuers have been reducing credit limits and closing accounts, and are overall more selective with respect to whom they issue credit cards.

Fraud by merchants or others could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard, ACH and prepaid card transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or cause us to incur other liabilities. Increases in chargebacks or other liabilities could have an adverse effect on our operating results and financial condition.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time to time, the card networks, including Discover, Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as us. We may attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded minimal losses due to fraud in 2011. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the card association networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2011, our cardholders' overdrawn account balances totaled less than $250.

Although we maintain reserves for fraud and other losses, our exposure to these types of risks may exceed our reserve levels for a variety of reasons, including our failure to predict the actual recovery rate, failure to effectively manage risk and failure to prevent fraud. Accordingly, our business, results of operations and financial condition could be materially and adversely affected to the extent that we incur losses resulting from overdrawn cardholder accounts and fraudulent activity that exceed our designated reserves or if we determine that it is necessary to increase our reserves substantially in order to address any increased recovery risk.

Our business strategy includes identifying businesses and assets to acquire, and if we cannot integrate acquisitions into our company successfully, we may have limited growth.

Our success partially depends upon our ability to identify and acquire undervalued businesses and merchant portfolios within our industry. Although we believe that there are companies and portfolios available for potential acquisition that might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow or sustain profitability.

If we do not manage our growth or sustain profitability.

We may experience a period of rapid growth that could place a significant strain on our resources. In order to manage our growth successfully, we will have to continue to improve our operational, management and financial systems and expand our work force. A significant increase in our customer base may necessitate the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of our computer and administrative infrastructure will require substantial operational, management and financial resources. Although we believe that our current infrastructure is adequate to meet the needs of our customers in the foreseeable future, we may not be able to expand and adapt our infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If our management is unable to manage growth effectively, hire needed personnel, expand and adapt our computer infrastructure and improve our operational, management, and financial systems and controls, we may not sustain profitability.

If we do not manage our credit risks related to our merchant accounts, we may incur significant losses.

We rely on the Federal Reserve's Automated Clearing House system for electronic fund transfers and the Visa and MasterCard associations for settlement of payments by credit or debit card on behalf of our merchant customers. In our use of these established payment clearance systems, we generally bear the credit risks arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, customer charge backs, theft or fraud. Consequently, we assume the credit risk of merchant disputes, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our customers. We have not experienced a significant increase in the rate of returned transactions or incurred any losses with respect to such transactions. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

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

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results.

For example, in the United States, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010, which is intended to make significant structural reforms to the financial services industry.  The law regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. On June 29, 2011, the Federal Reserve Board adopted the final rule implementing the interchange fee and routing provisions in the Dodd-Frank Act. The Dodd-Frank Act, when implemented in September of 2011, caused interchange fees to be lowered on large bank issued debit cards.  The lowered interchange had a mild negative impact on our revenues, but increased our earnings due to the fact that we were able to keep our prices constant with our merchants.  If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks.  Our prepaid cards, while they process some transactions on debit networks, are currently exempt from the Dodd-Frank Act.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for University National Bank, the issuing bank for our prepaid card programs, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2011, our closing stock price fluctuated between $0.02 and $0.13. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.             PROPERTIES.

Our headquarters and operations are housed in approximately 4,500 square feet of leased office space in San Antonio, Texas.  Rental expense under the operating lease was approximately $84,000 and $81,000 for the years ended December 31, 2011 and 2010, respectively. On October 7, 2009, we executed a second amendment to this lease agreement. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $86,000 for 2012 through the termination of the lease.  We expect to renew this lease or enter into a new lease with similar terms and rates later this year. If we are unable to renew this lease, we believe we will be able to obtain additional space prior to the lease expiration, if needed, and that upon expiration of the lease, we will be able to renew, extend or obtain additional space, as needed, on commercially reasonable terms.

ITEM 3.             LEGAL PROCEEDINGS.

As previously disclosed, in 2002 we recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, our President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their respective employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to us for the second installment was $246,168. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their payments due to us for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to us by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to us for the second installment and the amount that we owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

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

In December 2010, Mr. Long and Mr. Hoch did not pay us the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively in regards to their 2009 deferred salary balances.  As of December 31, 2010, Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the fourth and final installment due by December 31, 2010.

As of December 31, 2011, Mr. Long owed us $377,651 and Mr. Hoch owed us $324,686.  At December 31, 2011, we owed Mr. Long and Mr. Hoch deferred salaries of $23,473 and $3,300, respectively in regards to their 2010 deferred salary balances.  No payments were made in 2011 by either Mr. Long or Mr. Hoch related to the repayment of their respective obligations to us, as each of their salaries were respectively reduced to $24,000 for the fiscal year ended December 31, 2011 to ensure we maintained positive cash flow fiscal year 2011 and profitability for the third and fourth quarters of 2011.

ITEM 4.             MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB, the OTC market tier for companies that are reporting with the SEC, and on the OTC Bulletin Board, or OTCBB, under the ticker symbol “PYDS.”

The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2011
First Quarter	$0.035	$0.002

Second Quarter	$0.029	$0.015

Third Quarter	$0.090	$0.012

Fourth Quarter	$0.130	$0.052

2010
First Quarter	$0.032	$0.020

Second Quarter	$0.059	$0.020

Third Quarter	$0.055	$0.035

Fourth Quarter	$0.050	$0.020

Holders

As of March 29, 2012, 142,721,077 shares of our common stock are issued and outstanding. As of March 29, 2012, there were approximately 3,000 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan
Employee Comprehensive Stock Plan approved by stockholders	2,398,921	$0.11	14,259,747

Non-Employee Director Plan approved by stockholders	600,000	$0.18	780,000

Total	2,998,921		15,039,747

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the fourth quarter of 2011.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. Since inception we have incurred operating losses each quarter through June 30, 2011.  However, we have reported net income in the third and fourth quarter of 2011 due primarily to our expanded customer base.  At December 31, 2011, we have an accumulated deficit of approximately $54.3 million. To maintain profitability  we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and are recognized as revenue in the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Discover, MasterCard and Visa). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Merchant Accounts

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

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2011, all our marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2011 or 2010.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2011 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0.

We recognize income tax benefits only when it meets the “more likely than not” recognition threshold.  We have not recorded any unrecognized income tax benefits at December 31, 2011.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2011 increased 84% to $4,813,257 from $2,618,864 for 2010.  The increase is primarily related to higher transaction volumes and an increase in the number of our customers.  We increased our merchant account users to 675 customers at December 31, 2011 from 599 customers at December 31, 2010. In addition, the monthly average number of consumers using our billx.com online payment service increased to 2,962 in 2011 from 2,269 in 2010. We expect this trend for our online payment service to continue as we have introduced and established enhanced value by offering the service to other prepaid card issuing companies in the prepaid card industry.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $3,093,891 and $2,019,602 for 2011 and 2010, respectively. The increase in cost of services for 2011 was due to an increase in transaction volume.

Stock-based compensation expenses decreased to $348,768 for 2011 from $534,600 for 2010 due to less compensation being paid through stock issuance in 2011.

Other selling, general and administrative expenses increased to $993,877 for 2011, from $650,879 for 2010. The increase from the prior year was principally due to higher salary expenses.

Depreciation and amortization was $3,722 and $23,514 for 2011 and 2010, respectively. The decrease from the prior year was due to lower depreciation expense related to certain assets that became fully depreciated during 2011. We capitalized $4,880 in expenditures during 2011 and $993 in 2010.

Other income (expense) was $(2,782) and $160,000 in 2011 and 2010, respectively and is primarily attributable to a decrease in the value of the common stock we hold in Commerce Planet.

Income taxes of $18,369 and $14,437 in 2011 and 2010, respectively, represent the amounts incurred under the Texas margin tax.  We did not incur any federal income tax in 2011 or 2010.

Net income for 2011 was $351,848 compared to a net loss of $(464,168) in 2010, as a result of the items discussed above.

Liquidity and Capital Resources

At December 31, 2011, we had $3,678,688 of cash and cash equivalents, compared to $978,699 of cash and cash equivalents at December 31, 2010. We have incurred substantial losses since inception through June 30, 2011.  However, we recorded net income in the third and fourth quarters of 2011. Our working capital deficit has decreased from $979,354 at December 31, 2010 to $211,744 at December 31, 2011. We believe that our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs for the foreseeable future.

On June 11, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through August 23, 2012. Through December 31, 2009, we sold 1,535,263 shares of our common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $75,064.  From January 1, 2010 through December 31, 2011, we did not sell any shares under the agreement.

On November 4, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 5,400,000 shares of restricted common stock by us as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. The number of shares granted to each officer was based on the closing price of the common stock on October 15, 2010, which was $0.04 per share.  We elected to make the bonus payments entirely in common stock in order to conserve our cash and to further incent our executive officers to increase shareholder value by raising their ownership stake. On November 13, 2011, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer were each granted a cash bonus of $216,000 by us pursuant to the terms of their respective employment agreements.

Net cash provided by operating activities was $2,404,869 for 2011 and $413,814 for 2010. Net cash provided by operating activities in 2011 and 2010 was primarily attributable to the increase in customer deposits payable, which consists of cash held in transit that we collected on behalf of our merchants via the ACH system. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities was $4,880 for 2011 and was $712 for 2010 which primarily related to acquisitions of equipment.

Net cash provided by financing activities was $300,000 in 2011 and $0 in 2010 which relates to the proceeds from debt.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas

April 2, 2012

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$3,678,688	$978,699
Accounts receivable, net	376,070	137,957
Prepaid expenses and other	32,164	22,130
Total current assets	4,086,922	1,138,786

Property and equipment, net	4,234	3,076

Other assets:
Related party receivable	702,337	703,060
Marketable securities	74,787	99,716
Other assets	41,693	39,193
Total other assets	818,817	841,969

Total Assets	$4,909,973	$1,983,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43,375	$70,725
Accrued expenses	521,808	1,040,721
Customer deposits payable	3,429,135	983,713
Line of credit	300,000	-
Deferred revenue	4,348	22,981
Total current liabilities	4,298,666	2,118,140

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,721,077 and 141,073,691 issued and 137,725,833 and 136,078,447 outstanding	142,721	141,074
Additional paid-in capital	56,328,423	56,285,070
Treasury stock, at cost; 4,995,244 and 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,281,880)	(1,630,648)
Accumulated deficit	(54,339,799)	(54,691,647)
Total stockholders' equity (deficit)	611,307	(134,309)

Total Liabilities and Stockholders' Equity	$4,909,973	$1,983,831

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	Year ended December 31, 2010

Revenues	$4,813,257	$2,618,864

Operating expenses:
Cost of services	3,093,891	2,019,602
Selling, general and administrative:
Stock-based compensation	348,768	534,600
Other expenses	993,877	650,879
Depreciation	3,722	23,514
Total operating expenses	4,440,258	3,228,595

Operating income (loss)	372,999	(609,731)

Other income:
Other income (expense)	(2,782)	160,000
Other income, net	(2,782)	160,000

Income (loss) before income taxes	370,217	(449,731)
Income taxes	18,369	14,437

Net Income (Loss)	$351,848	$(464,168)

Earnings (Loss) Per Share
Basic and diluted earnings (loss) per common share:	$0.00	$(0.00)
Weighted average common shares outstanding
Basic	137,148,311	121,508,634
Diluted	137,391,675	121,508,634

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional Paid - In Capital				Total Stockholders' Equity (Deficit)
	Common Stock			Treasury Stock	Deferred Compensation	Accumulated Deficit
	Shares	Amount

Balance at December 31, 2009	115,773,691	$115,774	$55,444,770	$(238,155)	$(1,979,416)	$(54,227,479)	$(884,506)

Purchase of treasury stock	-	-	-	(3)	-	-	(3)
Issuance of common stock	25,300,000	25,300	840,300	-	-	-	865,600
Deferred compensation	-	-	-	-	348,768	-	348,768
Net loss for the year	-	-	-	-	-	(464,168)	(464,168)

Balance at December 31, 2010	141,073,691	$141,074	$56,285,070	$(238,158)	$(1,630,648)	$(54,691,647)	$(134,309)
Issuance of common stock	1,647,386	1,647	43,353	-	-	-	45,000
Deferred compensation	-	-	-	-	348,768	-	348,768
Net income for the year	-	-	-	-	-	351,848	351,848

Balance at December 31, 2011	142,721,077	$142,721	$56,328,423	$(238,158)	$(1,281,880)	$(54,339,799)	$611,307

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Activities
Net income (loss)	$351,848	$(464,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,722	23,514
Deferred compensation	348,768	348,768
Bad debt	-	17,989
Marketable securities received in litigation settlement	-	(100,000)
Unrealized loss on investments	24,929	-
Non-cash issuance of common stock	45,000	432,000
Changes in current assets and current liabilities:
Accounts receivable	(238,113)	(63,401)
Prepaid expenses and other	(10,034)	(5,861)
Other assets	(2,500)	(32,500)
Related party receivable	723	(246,892)
Accounts payable and accrued expenses	(546,263)	(35,621)
Customer deposits payable	2,445,422	534,341
Deferred revenue	(18,633)	5,645
Net cash provided by operating activities	2,404,869	413,814

Investing Activities
Purchase of treasury stock	-	(3)
Proceeds from sales of investments	-	284
Purchases of property and equipment	(4,880)	(993)
Net cash used by investing activities	(4,880)	(712)

Financing Activities
Proceeds from debt	400,000	-
Payments on debt	(100,000)	-
Net cash provided by financing activities	300,000	-

Change in cash and cash equivalents	2,699,989	413,102
Cash and cash equivalents, beginning of year	978,699	565,597

Cash and Cash Equivalents, End of Year	$3,678,688	$978,699

Supplemental Disclosures
Cash paid for interest	$395	$-
Cash paid for income taxes	$18,369	$13,227

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc. along with its subsidiaries, Ficentive, Inc., a Nevada corporation, Zbill, Inc., a Nevada corporation and billserv.com-Canada, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com.

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

Accounts Receivable: Accounts receivables are reported at outstanding principal net of an allowance for doubtful accounts of $103,052 and $51,442 at December 31, 2011 and 2010, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2011 and 2010, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. For the year ended December 31, 2011, 44% of total revenues were from sales to one customer. This customer is a reseller and represents a collection of merchants. No other customer accounted for more than 10% of total revenues during 2011. For the year ended December 31, 2010 no single customer accounted for 10% of total revenues,

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

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

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $2,500 and $1,000 in advertising costs in 2011 and 2010, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As with all businesses, the Company’s tax returns are subject to periodic examination.  The Company’s federal returns for the past four years remain open to examination.  The Company is subject to the Texas margin tax.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per common share are calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents, which consist of stock options, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted loss per common share because their effect was antidilutive.

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

Compensation cost related to non-vested common stock awards will be recognized in future years as follows:

Year ending December 31,
2012	238,000
2013	238,000
2014	238,000
2015	238,000
2016	202,000
2017	127,648

Total deferred compensation	$1,281,648

Note 3. Equity Line of Credit

On June 11, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election, the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2011 or 2010.  Management does not currently expect to renew the agreement upon its termination on August 23, 2012.

Note 4.  Line of Credit:

The Company has secured a line of credit that provides a maximum borrowing of $500,000 which matures on November 16, 2012.  The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit.  The Company had borrowed $300,000 on the line of credit at December 31, 2011.

Note 5. Fair Value Measurements

ASC Topic 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy defined by the standard are as follows:

●	Level 1: Quoted prices are available in active markets for identical assets or liabilities;
●	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
●	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

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

		December 31, 2011
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$74,787	-	-	$74,787

Liabilities:
None	-	-	-	-

		December 31, 2010
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$99,716	-	-	$99,716

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

Note 6. Property and Equipment

The following is a summary of property and equipment at December 31:	2011	2010
Furniture and fixtures	$175,856	$175,856
Equipment	506,457	501,577
Software	326,315	326,315
Leasehold improvements	15,992	15,992
Total property and equipment	1,024,620	1,019,740
Less: accumulated depreciation	(1,020,386)	(1,016,664)

Net property and equipment	$4,234	$3,076

Note 7.  Valuation Accounts:

Valuation and allowance accounts include the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2011

Allowance for doubtful accounts	$51,442	$-	$75,000	$(23,400)	$103,042

Reserve for merchant losses	205,400	1,144	(75,000)	-	131,544

2010

Allowance for doubtful accounts	$42,359	$17,989	$-	$(8,906)	$51,442

Reserve for merchant losses	205,400	-	-	-	205,400

Note 8. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2011	2010
Accrued salaries	$135,768	$686,982
Reserve for merchant losses	131,544	205,400
Accrued commissions	132,798	55,891
Accrued taxes	40,319	38,117
Other accrued expenses	81,379	54,331

Total accrued expenses	$521,808	$1,040,721

Note 9. Operating Leases

The Company has a lease for approximately 4,500 square feet that houses its headquarters and operations. Rental expense under the operating lease was approximately $84,000 and $81,000 for the years ended December 31, 2011 and 2010, respectively. On October 7, 2009, the Company executed a second amendment to this lease agreement. The amendment extended the lease agreement for a period of three years and requires future minimum lease payments of $63,000 through its expiration in October 2012.

Note 10. Related Party Transactions and Guarantees

As previously disclosed, in 2002 the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, the Company’s President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their respective employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to the Company for the second installment was $246,168 and is classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

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

On November 12, 2009, the Company executed amendments to its employment agreements with Mr. Long, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively.

On April 12, 2010, the Company executed amendments to its employment agreements with Mr. Long, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively, and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

In December 2010, Mr. Long and Mr. Hoch did not pay the Company the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, the Company owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balance. As of December 31, 2010, Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the fourth and final installment due by December 31, 2010.

The total amount owed to the Company for the unpaid installments is classified as “Related Party Receivable” on the Company’s balance sheet and was $702,337 and $703,060 at December 31, 2011 and 2010, respectively.  At December 31, 2011, we owed Mr. Long and Mr. Hoch deferred salaries of $23,473 and $3,300, respectively in regards to their 2010 deferred salary balances.

During the years ended December 31, 2011 and 2010, the Company respectively paid Herb Authier $30,000 for consulting services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2011	2010

Gross deferred tax assets:
Warrant expense	$-	$3,228,000
Loss on related party guarantees	435,000	435,000
Net operating loss carryforwards	15,100,000	14,388,000
Depreciation and other items	70,000	91,000
Total deferred tax assets	15,605,000	18,142,000

Gross deferred tax liabilities:
Other items	(2,000)	(14,000)
Total deferred tax liabilities	(2,000)	(14,000)

Net deferred tax asset	15,603,000	18,128,000
Less: valuation allowance	(15,603,000)	(18,128,000)

Net deferred tax asset recorded	$-	$-

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance at December 31, 2011 and December 31, 2010 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2011, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $44 million that begin to expire in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2011	2010
Tax (benefit) at statutory rate -- 34%	$138,000	$(158,000)
Change in valuation allowance	(2,525,000)	158,000
Permanent and other differences	2,387,000	-

Income tax expense	$-	$-

Note 12. Stock Option and Incentive Plans

Stock Option Plans: The Board of Directors and stockholders approved the 1999 Employee Comprehensive Stock Plan ("Employee Plan") to provide qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) as well as restricted stock grants to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company reserved 30,000,000 shares of its common stock for issuance pursuant to the Employee Plan. This Employee Plan terminated in 2010, subject to its terms which stated it would terminate ten years from its effective date.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders to provide non-employee directors options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company reserved 1,500,000 shares of its common stock for issuance pursuant to the Director Plan.  This plan terminated in 2010, ten years following its inception.

The Company currently has no active stock option or incentive plan under which options or shares may be issued. Options issued under the now terminated Plans remain in effect through their stated termination date, and will terminate according to the terms set on the day each option was respectively issued. Option activity under the terminated Employee Plan and Director Plans are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2009	3,619,503	$0.27
Granted	-	-
Canceled	(104,834)	$4.55
Exercised	-	-

Outstanding, December 31, 2010	3,514,669	$0.15
Granted	-	-
Canceled	(515,748)	$0.36
Exercised	-	-

Outstanding, December 31, 2011	2,998,921	$0.11

There was an aggregate of 15,039,747 options to purchase the Company’s common stock available for future grants under the Employee and Director Plans at December 31, 2011. There were no stock options granted during 2011 or 2010.

Summarized information about stock options outstanding is as follows at December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.08 - $0.14	2,884,421	2.9 years	$0.11	2,884,421	$0.11
$0.18 - $0.26	114,500	1.0 years	$0.18	114,500	$0.18

	2,998,921	2.9 years	$0.15	2,998,921	$0.11

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2011. No shares were issued pursuant to the ESPP in 2011 or 2010.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company did not make any contributions in 2011 or 2010.

Note 13.  Earnings per Share:

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	2011	2010
Numerator
Numerator for basic and diluted earnings per share, net income available to common shareholders	$351,848	$(464,168)

Denominator
Denominator for basic earnings per share, weighted average shares outstanding	137,148,311	121,508,634

Effect of dilutive securities Stock options	243,364	-

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	137,391,675	121,508,634

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share and common share equivalent	$0.00	$(0.00)

Options to purchase shares of common stock that were outstanding December 31, 2010 were not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive, are as follows:

	2011	2010

Total options and antidilutive securities	3,514,688	1,349,500

Note 14. Stock Warrants

There were no outstanding warrants as of December 31, 2011 or December 31, 2010.

Note 15. Legal Proceeding

The Company was not involved in or aware of any legal proceedings at December 31, 2011 or through the date of the report of the independent registered public accounting firm.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our executive officers and/or directors as of December 31, 2011:

Michael R. Long, age 67 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Long has been our Chief Executive Officer and Chairman of the Board since July 1998. In addition, Mr. Long served as our Chief Financial Officer since September 2003. Mr. Long has more than thirty years of senior executive management and systems development experience in six publicly traded companies, as well as experience operating a systems consulting business. Before assuming the highest position with our Company, Mr. Long was Vice President of Information Technology at Billing Concepts, Inc., the largest third party billing clearinghouse for the telecommunications industry. Mr. Long's career experience also includes financial services industry business development for Anderson Consulting and several executive positions in publicly traded telecommunications and financial services companies. Mr. Long is a valuable member of our Board due to his depth of operating, strategic, systems development, transactional, and senior management experience in our industry. Additionally, Mr. Long has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Louis A. Hoch, age 46 - President, Chief Operating Officer and Vice Chairman of the Board

Mr. Hoch has been our President, Chief Operating Officer, and Director since July 1998 and also serves as Vice Chairman of our Board and Chief Executive Officer of our wholly owned subsidiary FiCentive, Inc. Mr. Hoch is a valuable member of our Board as he has over twenty years of management experience, sixteen years of which were at a senior executive level in large systems development, and he is an expert in payment processing, call center operations and service bureau operations. He holds inventor status on U.S. Patent 7,021,530 (“System and method for managing and processing stored-value cards and bill payment therefrom.”). Mr. Hoch has held various key management positions with U.S. Long Distance, Billing Concepts, Inc. and Anderson Consulting. Mr. Hoch holds a BBA in Computer Information Systems and an MBA in International Business Management, both from Our Lady of the Lake University Business School.

Ken Keller, age 46 - Vice President, Chief Technology Officer

Mr. Keller joined Payment Data Systems in June 2003 and has served as our Vice President, Chief Technology Officer since January 2008. Mr. Keller has over eighteen years of experience in the development and delivery of specialized high volume transaction-based systems. Prior to joining our Company in 2003, he served in a variety of key leadership and executive technical roles at Billserv, Inc. Prior to Billserv, Inc., Mr. Keller was employed in the telecommunications industry with companies such as US Long Distance, LCI International, Qwest Communications and Broadwing, specializing in enterprise wide database development and implementation. Mr. Keller earned a BBA in Information Technology from the University of Texas - San Antonio.

Larry Morrison, age 52 - Vice President, Sales and Marketing Officer

Mr. Morrison has been our Vice President, Sales and Marketing Officer since July 2003. Mr. Morrison has over twenty-five years of experience in all aspects of sales and sales management. Before joining our Company to oversee all sales and marketing functions, Mr. Morrison served as a major accounts executive for a tier one telecommunications provider and vice president of sales and operations for a major two-way communications firm. His background also includes management and implementation of large government communication systems installations both domestic and abroad.

Peter G. Kirby, Ph.D. SPHR CM, age 72 - Director

Dr. Kirby has served a director of our Company since June 2001. Dr. Kirby distinguished himself in professional and community activities in a career that spanned over thirty-five years. He is an accomplished public speaker and has provided consulting services to Fortune 100 firms. Dr. Kirby has published numerous works in the fields of management, decision-making and human resources. He has been a director on many university advisory councils and boards and has served on many charitable committees and foundations. Dr. Kirby retired in 2006 as a tenured professor of management at Our Lady of the Lake University in San Antonio, Texas, where he taught for seventeen years. Dr. Kirby served as Chair of the QFN Economic Development Corporation, a Canadian corporation, from April 2007 to May 2008. Dr. Kirby is a valuable member of our Board due to his depth of strategic and management experience.

OTHER INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers have been involved in any bankruptcy  or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, directors, officers and beneficial owners of more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the Securities and Exchange Commission, or SEC. The SEC has designated specific due dates for these reports. Directors, officers and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to our directors, officers and greater-than-10% beneficial owners were complied with during our fiscal year ended December 31, 2011.

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

AUDIT COMMITTEE

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, is currently comprised of our sole independent director, Dr. Peter Kirby. It operates under a written charter adopted by our Board of Directors. The Board has determined Dr. Kirby was our sole independent board member as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in its charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Committee reviews and assesses the adequacy of its charter on an annual basis.

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

In overseeing the preparation of our financial statements, the Audit Committee has had access to our management to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Audit Committee has met with our independent auditors with regard to our audited financial statements for the year ended December 31, 2011. For the year ended December 31, 2011, the Audit Committee received the independent auditor’s letter and written disclosures required by the Rule 3526 of the Public Company Accounting Oversight Board, Communications with Audit Committee Concerning Independence.

The Audit Committee met four times during the year ended December 31, 2011. We do not have an audit committee financial expert serving on our Audit Committee because we have been unable to replace the independent director serving as the audit committee financial expert after his resignation. We are still seeking an independent director to serve as the audit committee financial expert.

ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation earned during the fiscal years ended December 31, 2011 and 2010 by (i) our Principal Executive Officer, or PEO; and (ii) our two most highly compensated executive officers, other than our PEO.  We refer to the individuals included below as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2011 and 2010

Name and Principal Position (a)	Year Ended Dec. 31, (b)	Salary ($)(5) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Nonequity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(4) (i)	Total ($) (j)

Michael R. Long
Chairman, Chief	2011	24,000	216,000	131,592	-	-	-	12,117	383,709
Executive Officer	2010	24,000	216,000	131,592	-	-	-	12,117	383,709
and Chief Financial Officer

Louis A. Hoch
Vice Chairman,	2011	24,000	216,000	151,776	-	-	-	2,520	394,296
President and	2010	24,000	216,000	151,776	-	-	-	2,520	394,296
Chief Operating Officer

Larry Morrison
Vice President,	2011	45,500	20,000	-	-	-	-	1,008	66,508
Sales and Marketing	2010	24,000	-	-	-	-	-	1,008	25,008
Officer

(1)
On November 4, 2010, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted 5,400,000 shares of restricted common stock by us as an annual bonus valued at $216,000 pursuant to the terms of their respective employment agreements. On November 13, 2011, Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer, were each granted a cash bonus of $216,000 by us pursuant to the terms of their respective employment agreements.

(2)
Amount recognized for financial statement reporting purposes. On February 27, 2007, we executed employment agreements with Mr. Long and Mr. Hoch and subsequently issued 500,000 shares of common stock to each under the terms of their respective employment agreements. We also issued 2,500,000 shares of common stock to each as a long-term incentive under the terms of their respective employment agreements. The incentive stock is restricted and vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. The grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(3)	There were no stock options granted to any of our named executive officers during fiscal year 2011 or 2010.

(4)	Reflects premiums paid for term life insurance coverage.

(5)
On November 12, 2009, we executed amendments to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively. On April 12, 2010, we executed a second amendment to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of the second amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 and $24,000, respectively, from $375,000 and $350,000, respectively, and change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreements with Michael Long, Chief Executive Officer and Chief Financial Officer, and Louis Hoch, President and Chief Operating Officer. Under the terms of the third amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2011 to $24,000 and $24,000, respectively, from $375,000 and $350,000, respectively.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for the years 2009, 2010 and 2011. In addition, Mr. Long will receive an additional annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2009 to $190,000 from $375,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2010 to $24,000 from $375,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2011 to $24,000 from $375,000.

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007. Under the agreement, Mr. Hoch serves as our Vice Chairman of the Board, President and Chief Operating Officer. The agreement provides for base annual salaries of $175,000 for 2007, $275,000 for 2008 and $350,000 for the years 2009, 2010 and 2011. In addition, Mr. Hoch will receive an additional annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Hoch received cash of $15,000, 500,000 shares of common stock from our Employee Stock Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2009 to $175,000 from $350,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2010 to $24,000 from $350,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2011 to $24,000 from $350,000.

We do not have an employment agreement with Mr. Morrison.

Risk Considerations in our Compensation Programs

The Board is responsible for reviewing and evaluating the risks related to our compensation programs, policies and practices. The risk assessment included, among other things, a review of program documentation, practices and controls, meetings with employees involved with the creation and administration of compensation programs, and reviews of policies and practices that are relevant to our compensation programs and practices. We believe our approach to goal setting and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our program reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2011, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2011

	Option awards (1)				Stock awards (1)
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)
Michael R. Long
12/30/2003	400,000	-	0.14	12/30/2013	-	-
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	131,529
12/27/2006	-	-	-	-	2,500,611	242,559
2/27/2007	-	-	-	-	2,500,000	242,500
1/09/2008	-	-	-	-	7,750,000	751,750

Louis A. Hoch
12/30/2003	425,000	-	0.14	12/30/2013	-	-
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	201,908
12/27/2006	-	-	-	-	4,083,333	396,083
2/27/2007	-	-	-	-	2,500,000	242,500
1/09/2008	-	-	-	-	7,750,000	751,750

Larry Morrison
12/29/2005	-	-	-	-	95,156	9,230
12/27/2006	-	-	-	-	1,000,000	97,000
1/09/2008	-	-	-	-	700.000	67,900

(1)	We do not have any equity incentive plan awards.

(2)
Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009, 2010 and 2011.

(3)	Calculated using the OTC Bulletin Board, or OTCBB, closing price of $0.097 per share of our common stock on December 30, 2011.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2011 or 2010.

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

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2011.  Directors who are also employees are included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2011

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(1) (c)	Option awards ($)(2) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Peter G. Kirby	-	6,348	-	-	-	-	6,348

(1)
Amount recognized for financial statement reporting purposes. At December 31, 2009, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018, 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016 and 300,000 shares of common stock with a grant date fair value of $60,000 granted on March 28, 2005 that vested one-third on each of March 28, 2006, March 28, 2007 and March 28, 2008. The grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(2)	At December 31, 2011, Dr. Kirby had outstanding options to purchase 618,000 shares of our common stock.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2011 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each current director, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group:

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned (1)
5% Stockholder
Robert Evans, P.O. Box 56, Williamsville, IL 62693	14,020,000	(2)	9.8%

Named Executive Officers and Directors
Louis A. Hoch	37,093,163	(3)	25.8%
Michael R. Long	33,510,461	(4)	23.4%
Larry Morrison	2,187,490(5)		1.5%
Peter G. Kirby	1,818,500	(6)	1.3%
All executive officers and directors as a group (5 people)	78,019,596	(7)	53.6%

(1)	Based on a total of 142,721,077 shares of common stock issued and outstanding on December 31, 2011.

(2)	We relied on the Form 4 filed by Robert Evans with the SEC on June 9, 2011 for this information.

(3)	Includes 1,011,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(4)	Includes 781,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(5)	Includes 226,795 shares that Mr. Morrison has the right to acquire upon the exercise of stock options.

(6)	Includes 618,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

(7)	The address of all individual directors and executive officers is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In December 2002, we recognized losses of $535,302 and $449,371 under loan guarantees we made to collateralize margin loans for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and Louis A. Hoch, then President and Chief Operating Officer, respectively, for which they were obliged to repay us. In February 2007, we entered into employment agreements with Mr. Long, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Mr. Hoch, our President and Chief Operating Officer, that require each executive officer to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. On December 29, 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their employment agreements. Mr. Long’s payment consisted of 1,285,714 shares of our common stock valued at $96,429 and options to purchase a total of 898,334 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $37,397. Mr. Hoch’s payment consisted of 1,061,041 shares of our common stock valued at $79,623 and options to purchase a total of 765,000 shares of our common stock at exercise prices ranging from $0.18 to $2.81 per share. These options were valued at $32,720. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.075 per share, which was the closing price of our common stock on December 19, 2007. We recorded the common stock accepted from Mr. Long and Mr. Hoch as treasury stock with a total cost of $176,052. We determined the fair value of each stock option accepted from Mr. Long and Mr. Hoch using the Black-Scholes option-pricing model. We canceled the options accepted from Mr. Long and Mr. Hoch on December 29, 2007 and recorded a total direct charge to equity of $70,117. In December 2008, Mr. Long and Mr. Hoch did not pay us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salary of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the second installment due by December 31, 2008. The total amount owed to us for the second installment was $246,168 and is classified as “Related Party Receivable” on our balance sheet at December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of a portion of their annual payments for 2008 as provided for under their employment agreements. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009.

In December 2009, Mr. Long and Mr. Hoch did not pay us the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had partially deferred payments of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, we owed Mr. Long and Mr. Hoch deferred salary of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed us $133,825 and $112,343, respectively, for the third installment due by December 31, 2009.

In December 2010, Mr. Long and Mr. Hoch did not pay us the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salary $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balances.

As of December 31, 2011, Mr. Long owed us $377,651 and Mr. Hoch owed us $324,685. These amounts, totaling $702,337, are classified as “Related Party Receivables” on our balance sheet as of December 31, 2011. At December 31, 2011, we owed Mr. Long and Mr. Hoch deferred salaries of $23,473 and $3,300, respectively in regards to their 2010 deferred salary balances. No payments were made in 2011 by either Mr. Long or Mr. Hoch related to the repayment of their respective obligations to us, as each of their salaries were respectively reduced to $24,000 for the fiscal year ended December 31, 2011 to ensure we maintained positive cash flow for fiscal year 2011 and profitability in the third and fourth quarters of 2011.

During the years ended December 31, 2011 and 2010, the Company paid Herb Authier a total of $30,000 and $30,000 in cash, respectively, for consulting services related to network engineering and administration that he provided to us. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2011, Michael R. Long, Louis A. Hoch, and Peter G. Kirby served on our Board of Directors. The Board has determined Dr. Kirby was our sole independent board member as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal accountant for the fiscal years ended December 31, 2011 and 2010 included in our Form 10-K, are set forth in the table below.

	2011	2010
Audit fees	$38,100	$37,500
Tax fees	2,500	2,500

Total fees	$40,600	$40,000

For purposes of the preceding table, the professional fees are classified as follows:

● Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2011 column include amounts billed to us through March 30, 2012 for the year ended December 31, 2011 and the fees in the 2010 column include amounts billed to us through April 15, 2010 for the years ended December 31, 2010.

● Tax Fees—These are fees for professional services rendered by our independent accountant for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to dispositions, and requests for rulings or technical advice from taxing authorities.

Audit Committee’s Pre-Approval Policies and Procedures

We may not engage our independent accountant to render any audit or non-audit service unless our Audit Committee approves the service in advance. 100% of the services performed by our independent accountant described above were approved in advance by our Audit Committee.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

4.4
Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 4, 2004 (included as exhibit 10.9 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

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

10.4
Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 4, 2004 (included as exhibit 10.8 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.5
Placement Agent Agreement between the Company, Charleston Capital Corporation, and Dutchess Private Equities Fund, L.P., dated June 4, 2004 (included as exhibit 10.10 to the Form SB-2 filed June 18, 2004, and incorporated herein by reference).

10.6	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.7
Warrant Agreement between the Company and Kubra Data Transfer Ltd., dated as of September 30, 2004 (included as exhibit 10.1 to the Form 8-K filed October 6, 2004, and incorporated herein by reference).

10.8
Promissory Note between the Company and Dutchess Private Equities Fund, II, LP, dated August 21, 2006 (included as exhibit 10.1 to the Form 8-K filed August 25, 2006, and incorporated herein by reference).

10.9	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.1	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

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

10.18	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (filed herewith).

10.19	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (filed herewith).

10.20	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1
Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: April 2, 2012	By:	/s/ Michael R. Long
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

Date: April 2, 2012	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 2, 2012	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: April 2, 2012	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director