Form 10-Q
period 2012-03-31
PAYMENT DATA SYSTEMS INC
filed 2012-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012, 142,721,077 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,179,657	$3,678,688
Accounts receivable, net	173,035	376,070
Prepaid expenses and other	28,869	32,164
Total current assets	2,381,561	4,086,922

Property and equipment, net	5,464	4,234

Other assets:
Related party receivable	702,337	702,337
Marketable securities	74,787	74,787
Other assets	31,693	41,693
Total other assets	808,817	818,817

Total assets	$3,195,842	$4,909,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,166	$43,375
Accrued expenses	489,811	521,808
Customer deposits payable	1,895,799	3,429,135
Line of credit	-	300,000
Deferred revenue	3,495	4,348
Total current liabilities	2,428,271	4,298,666

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,721,077 issued and 137,725,833 outstanding at March 31, 2012 (unaudited) and December 31, 2011, respectively	142,721	142,721
Additional paid-in capital	56,328,423	56,328,423
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,194,688)	(1,281,880)
Accumulated deficit	(54,270,727)	(54,339,799)
Total stockholders’ equity	767,571	611,307

Total liabilities and stockholders’ equity	$3,195,842	$4,909,973

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues	$1,295,870	$785,262

Operating expenses:
Cost of services	880,477	610,960
Selling, general and administrative:
Stock-based compensation	87,192	133,650
Other expenses	268,789	183,396
Depreciation	431	1,273
Total operating expenses	1,236,889	929,279

Operating income (loss)	58,981	(144,017)

Other income, net	10,091	-

Income (loss) before income taxes	69,072	(144,017)
Income taxes	-	-

Net income (loss)	$69,072	$(144,017)

Earnings (loss) per share
Basic and diluted earnings (loss) per common share:	$0.00	$(0.00)
Weighted average common shares outstanding
Basic	137,725,833	136,284,330
Diluted	137,725,833	136,284,330

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Net income (loss)	$69,072	$(144,017)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Issuance of stock for services provided	-	10,000
Depreciation	431	1,273
Non-cash stock based compensation	87,192	133,650

Changes in current assets and current liabilities:
Accounts receivable	203,034	6,069
Prepaid expenses and other	3,295	(1,737)
Accounts payable and accrued expenses	(36,207)	(60,634)
Customer deposits payable	(1,533,336)	(773,926)
Deferred revenue	(853)	(3,066)
Net cash (used) by operating activities:	(1,207,372)	(832,388)

Investing activities:
Purchases of property and equipment	(1,659)	-
Other assets	10,000	(2,500)
Net cash provided (used) by investing activities:	8,341	(2,500)

Financing activities:
Payments on debt	(300,000)	-
Net cash (used) by financing activities:	(300,000)	-

Change in cash and cash equivalents	(1,499,031)	(834,888)
Cash and cash equivalents, beginning of period	3,678,688	978,699

Cash and cash equivalents, end of period	$2,179,657	$143,811

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed April 3, 2012. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2012, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security.

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

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2012	December 31, 2011

Accrued salaries	$213,957	$135,768
Reserve for merchant losses	131,544	131,544
Accrued commissions	81,991	132,798
Accrued taxes	41,291	40,319
Other accrued expenses	21,028	81,379
Total accrued expenses	$489,811	$521,808

Note 3.  Equity Line of Credit

On August 21, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election, the Company may receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2012, 2011 or 2010. Management does not currently expect to renew the agreement upon its termination on September 10, 2012.

Note 4.  Line of Credit

In November 2011, the Company secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012.  The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit.  The Company borrowed $300,000 on the line of credit as of December 31, 2011, and the borrowings have subsequently been repaid as of March 31, 2012.

Note 5.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. Dilutive securities, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted income (loss) per common share because their effect was anti-dilutive. There were no dilutive securities which were required to be included in the computation of weighted average number of shares outstanding at March 31, 2012. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	March 31, 2012	March 31, 2011
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$69,072	$(144,017)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	137,725,833	136,284,330
Effect of dilutive securities	-	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	137,725,833	136,284,330
Basic earnings (loss) per common share	$0.00	$(0.00)
Diluted earnings (loss) per common share and common share equivalent	$0.00	$(0.00)

Note 6.  Fair Value Measurements

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

	March 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$74,787	$-	$-	$74,787

Liabilities:
None	$-	$-	$-	$-

	December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$74,787	$-	$-	$74,787

Liabilities:
None	$-	$-	$-	$-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

Note 7.  Related Party Transactions

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

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salaries of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment of their loan repayments. The total amount owed to the Company for the second installment was $246,168 and is classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment and the amount the Company owed to each for deferred salaries. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

On November 12, 2009, the Company executed amendments to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively.

In December 2009, Mr. Long and Mr. Hoch did not pay the Company the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, the Company owed Mr. Long and Mr. Hoch deferred salaries for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the third installment of their loan repayments. The total amount owed to the Company for the unpaid installments was $456,168 and was classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2009.

On April 12, 2010, the Company executed a second amendment to its employment agreements with Mr. Long and Mr. Hoch.  Under the terms of the second amendment to their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively, and to change their annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

In December 2010, Mr. Long and Mr. Hoch did not pay the Company the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company continued to be unable to pay the deferred salaries that were called for under their respective employment agreements. At December 31, 2010, the Company owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balances. As of December 31, 2010, Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the fourth and final installment of their loan repayments. The total amount owed to the Company for the unpaid installments was $702,337 and is classified as “Related Party Receivable” on the Company’s balance sheet and at December 31, 2010.

On January 14, 2011, the Company executed a third amendment to its employment agreements with Mr. Long and Mr. Hoch.  Under the terms of the third amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2011 to $24,000 and $24,000, respectively, from $375,000 and $350,000, respectively.

As of March 31, 2012, Mr. Long owed the Company $377,651 and Mr. Hoch owed the Company $324,686.  The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on the Company’s balance sheet for the quarter ended March 31, 2012. At December 31, 2011, the Company owed Mr. Long and Mr. Hoch a total of $23,473 and $3,300, respectively, in regards to their 2010 deferred salary balances, which were included in accrued expenses on the Company’s balance sheet. The Company paid the obligations in the first quarter of 2012 and thus, the Company’s balance sheet at March 31, 2012 did not reflect any such amounts owed at March 31, 2012.

During the quarter ended March 31, 2012 and the year ended December 31, 2011, the Company paid Herb Authier a total of $8,077 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed April 3, 2012.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service for consumers under the domain name www.billx.com through which consumers can pay anyone. We offer MasterCard prepaid cards that can be branded with a corporate logo or message. The prepaid cards can be used for various purposes including payroll, corporate incentives, employee incentives, and general use.  Depending on the established guidelines of the prepaid card program, which are individually designed to fit the corporation’s needs, the prepaid card may be reloadable or may be able to be used at Automatic Teller Machines to withdraw cash.

We incurred operating losses each quarter from inception through June 30, 2011. However, we recorded both operating income and net income in the third and fourth quarters of 2011 and in the first quarter of 2012 due primarily to our expanded client base and associated increased transaction volumes.  To maintain our profitability we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses; (b) add quality customers to our client base; (c) meet evolving customer requirements; and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit and debit card transactions that are authorized and captured through third-party networks are reported as gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (MasterCard, Visa and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Losses on Merchant Accounts

If, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with its consumers. This reserve amount is subject to the risk that actual losses may be greater than our estimates. At March 31, 2012 and December 31, 2011, our card merchant processing loss reserve was $131,544. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. At March 31, 2012, the balance of the allowance for doubtful accounts was approximately $78,300.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2012, all our marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2011 or during the three months ended March 31, 2012.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2012 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2011, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network, or ACH, and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2012 increased 65% to $1,295,870, as compared to $785,262 for the quarter ended March 31, 2011. The increase in the quarter ended March 31, 2012 compared to the same period in the prior year was primarily attributed to an increase in the number of our customers and the associated increased transaction volume from card-based and ACH processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 44% to $880,477 for the quarter ended March 31, 2012, as compared to $610,960 for the same period in the prior year. The 44% increase for the quarter ended March 31, 2012 compared to the same period in the prior year was due primarily to the increase in variable costs related to processing the increased card-based and ACH transaction volume and the accrual of annual bonuses required by executive employee agreements.

Stock-based compensation expense was $87,192 for the quarter ended March 31, 2012, compared to $133,650 for the same period in the prior year. These amounts represent the amortization of deferred compensation expenses related to incentive stock grants to employees.

Selling, general and administrative expenses increased to $268,789 for the quarter ended March 31, 2012, compared to $183,396 for the same period in the prior year. The 47% increase for the quarter ended March 31, 2012 compared to the same period in the prior year was principally due to higher salary expenses incurred.

Depreciation and amortization expenses decreased to $431 for the quarter ended March 31, 2012, compared to $1,273 for the same period in the prior year.

Total other income, net was income of $10,091 for the quarter ended March 31, 2012 and represented primarily the write-off of accrued professional fees under a terminated contract partially offset by the write-off of a receivable.  There was no other income for the same period in the prior year.

We reported net income of $69,072 for the quarter ended March 31, 2012, compared to a net loss of $144,017 for the same period in the prior year, as a result of the items discussed above.

Liquidity and Capital Resources

At March 31, 2012, we had $2,179,657 of cash and cash equivalents, compared to $3,678,688 of cash and cash equivalents at December 31, 2011. We incurred substantial losses from inception through June 30, 2011. However, we recorded net income in the third and fourth quarters of 2011 and in the first quarter of 2012.  Our working capital deficit decreased from $979,354 at December 31, 2010 to $211,744 at December 31, 2011, and further decreased to $46,710 at March 31, 2012. We believe our expanded client base and associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future.

In November 2011, we secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012. The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit.  We borrowed $300,000 on the line of credit as of December 31, 2011, and the borrowings have been subsequently repaid as of March 31, 2012.

On August 21, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through September 10, 2012.  From January 1, 2010 through March 31, 2012, we did not sell any shares under the agreement.

Net cash used by operating activities was $1,207,372 for the quarter ended March 31, 2012 compared to $832,388 for the same period in the prior year. The increase in net cash used by operating activities for the quarter ended March 31, 2012 was primarily attributable to a $1,533,336 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH system, as compared to a $773,926 decrease in customer deposit payables for the same period in the prior year.

Net cash provided by investing activities was $8,341 for the quarter ended March 31, 2012 compared to net cash used by investing activities of $2,500 for the same period in the prior year, and primarily consisted of changes in long-term deposits made under processing agreements as well as minor purchases of property and equipment in 2012.

Net cash used by financing activities was $300,000 for the quarter ended March 31, 2012 and represented the repayment of the balance outstanding under the line of credit at December 31, 2011. There were no cash flows generated by or used by financing activities for the same period in the prior year.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM1A.    RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 3, 2012.

ITEM2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM3.   DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2012, we did not default on any senior securities.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit
Number  Description

3.1	Amended and Restated Articles of Incorporation of Payment Data Systems, Inc. (included as Exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Payment Data Systems, Inc. (included as Exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Payment Data Systems, Inc. (included as Exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Employee Stock Purchase Plan (included as Exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

4.2
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

10.15
Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as Exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.16
Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as Exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.17
Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as Exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC.

Date: May 15, 2012	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)