Form 10-Q
period 2012-06-30
PAYMENT DATA SYSTEMS INC
filed 2012-08-20
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☑No

As of August 13, 2012, 142,721,077 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,896,487	$3,678,688
Accounts receivable, net	275,368	376,070
Prepaid expenses and other	45,347	32,164
Total current assets	2,217,202	4,086,922

Property and equipment, net	23,269	4,234

Other assets:
Related party receivable	702,337	702,337
Marketable securities	59,636	74,787
Other assets	32,693	41,693
Total other assets	794,666	818,817

Total assets	$3,035,137	$4,909,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$135,609	$43,375
Accrued expenses	546,024	521,808
Customer deposits payable	1,249,599	3,429,135
Line of credit	139,695	300,000
Deferred revenue	5,141	4,348
Total current liabilities	2,076,068	4,298,666

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,721,077 issued and 137,725,833 outstanding at June 30, 2012 (unaudited) and December 31, 2011, respectively	142,721	142,721
Additional paid-in capital	56,328,423	56,328,423
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,107,496)	(1,281,880)
Accumulated deficit	(54,166,421)	(54,339,799)
Total stockholders’ equity	959,069	611,307

Total liabilities and stockholders’ equity	$3,035,137	$4,909,973

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$1,469,702	$768,359	$2,765,571	$1,553,620

Operating expenses:
Cost of services	908,093	598,542	1,680,471	1,209,502
Selling, general and administrative:
Stock-based compensation	87,192	87,192	174,384	174,384
Other expenses	338,365	250,637	715,252	480,490
Depreciation	1,179	1,072	1,610	2,345
Total operating expenses	1,334,829	937,443	2,571,717	1,866,721

Operating income (loss)	134,873	(169,084)	193,854	(313,101)

Other income (expense):
Unrealized (loss) on marketable securities	(15,151)	(91,738)	(15,151)	(91,738)
Other income (expense)	(416)	22,341	9,675	22,341
Total other income (expense), net	(15,567)	(69,397)	(5,476)	(69,397)

Income (loss) before income taxes	119,306	(238,481)	188,378	(382,498)
Income taxes	15,000	-	15,000	-

Net income (loss)	$104,306	$(238,481)	$173,378	$(382,498)

Basic and diluted earnings (net loss) per common share:	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
Basic	137,725,833	136,851,933	137,725,833	136,569,700
Diluted	137,725,833	136,851,933	137,725,833	136,569,700

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net income (loss)	$173,378	$(382,498)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Issuance of stock for services provided	-	35,000
Unrealized loss on marketable securities	15,151	91,738
Depreciation	1,610	2,345
Non-cash stock based compensation	174,384	174,384

Changes in current assets and current liabilities:
Accounts receivable	100,702	(37,129)
Prepaid expenses and other	(13,183)	(11)
Accounts payable and accrued expenses	116,450	(24,545)
Customer deposits payable	(2,179,536)	(504,715)
Deferred revenue	793	(9,607)
Net cash (used) by operating activities:	(1,610,251)	(655,038)

Investing activities:
Purchases of property and equipment	(20,645)	(2,690)
Other assets	9,000	(2,500)
Net cash (used) by investing activities:	(11,645)	(5,190)

Financing activities:
Proceeds from debt	479,405	-
Payments on debt	(639,710)	-
Net cash (used) by financing activities:	(160,305)	-

Change in cash and cash equivalents	(1,782,201)	(660,228)
Cash and cash equivalents, beginning of period	3,678,688	978,699

Cash and cash equivalents, end of period	$1,896,487	$318,471

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2012, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.

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

Certain amounts for 2011 have been reclassified for comparative purposes for 2012.

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	June 30, 2012	December 31, 2011

Accrued salaries	$230,997	$135,768
Reserve for merchant losses	131,544	131,544
Accrued commissions	88,463	132,798
Accrued taxes	37,295	40,319
Other accrued expenses	57,725	81,379
Total accrued expenses	$546,024	$521,808

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

Note 4.  Line of Credit

In November 2011, the Company secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012.  The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit.  Outstanding borrowings under the credit line totaled $139,695 as of June 30, 2012 and $300,000 as of December 31, 2011.

Note 5.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. Dilutive securities, which consist of stock options and warrants, were excluded from the computation of the weighted average number of common shares outstanding for purposes of calculating diluted income (loss) per common share because their effect was anti-dilutive. There were no dilutive securities which were required to be included in the computation of weighted average number of shares outstanding at June 30, 2012. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$104,306	$(238,481)	$173,378	$(382,498)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	137,725,833	136,851,933	137,725,833	136,569,700
Effect of dilutive securities	-	-	-	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	137,725,833	136,851,933	137,725,833	136,569,700
Basic earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per common share and common share equivalent	$0.00	$(0.00)	$0.00	$(0.00)

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

	At June 30, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$59,636	$-	$-	$59,636

Liabilities:
None	$-	$-	$-	$-

	At December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$74,787	$-	$-	$74,787

Liabilities:
None	$-	$-	$-	$-

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

In December 2010, Mr. Long and Mr. Hoch did not pay the Company the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company continued to be unable to pay the deferred salaries that were called for under their respective employment agreements. At December 31, 2010, the Company owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balances. As of December 31, 2010, Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the fourth and final installment of their loan repayments. The total amount owed to the Company for the unpaid installments was classified as “Related Party Receivable” on the Company’s balance sheet and was $702,337 and $703,060 is at December 31, 2011 and 2010, respectively.

On January 14, 2011, the Company executed a third amendment to its employment agreements with Mr. Long and Mr. Hoch.  Under the terms of the third amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2011 to $24,000 and $24,000, respectively, from $375,000 and $350,000, respectively.

At December 31, 2011, the Company owed Mr. Long and Mr. Hoch a total of $23,473 and $3,300, respectively, in regards to their 2010 deferred salary balances, which were included in accrued expenses on the Company’s balance sheet. The Company paid the obligations in the first quarter of 2012 and thus, the Company’s balance sheet at June 30, 2012 did not reflect any such amounts owed at June 30, 2012.

As of June 30, 2012, Mr. Long owed the Company $377,651 and Mr. Hoch owed the Company $324,686.  The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on the Company’s balance sheet at June 30, 2012.

On July 2, 2012, the Company executed a fourth amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the fourth amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to amend their annual base salaries for 2012 to $255,000 and $235,000, respectively, from $375,000 and $350,000, respectively.

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company paid Herb Authier a total of $15,000 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

We incurred operating losses each quarter from inception through June 30, 2011. However, we recorded both operating income and net income in the third and fourth quarters of 2011 and have continued to maintain profitability in the first and second quarters of 2012 due primarily to our expanded client base and associated increased transaction volumes.  To maintain our profitability we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses; (b) add quality customers to our client base; (c) meet evolving customer requirements; and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Losses on Merchant Accounts

If, due to insolvency or bankruptcy of the merchant, or for any other reason, we are unable to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with its consumers. This reserve amount is subject to the risk that actual losses may be greater than our estimates. At June 30, 2012 and December 31, 2011, our card merchant processing loss reserve was $131,544. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. At June 30, 2012, the balance of the allowance for doubtful accounts was approximately $78,000.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as our volume of transactions processed increases.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2012, all our marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to our ownership position. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2011 or during the six months ended June 30, 2012.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2012 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2011, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network, or ACH, and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2012 increased 91% to $1,469,702, as compared to $768,359 for the quarter ended June 30, 2011. Revenues for the six months ended June 30, 2012 increased 78% to $2,765,571 as compared to $1,553,620 for the six months ended June 30, 2011.  The increases for the three and six months ended June 30, 2012 as compared to the same periods in the prior year were primarily attributed to an increase in the number of our customers and the associated increased transaction volume from card-based and ACH processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 52% to $908,093 for the quarter ended June 30, 2012, as compared to $598,542 for the same period in the prior year.  Cost of services increased 39% to 1,680,471for the six months ended June 30, 2012 as compared to $1,209,502 for the same period in the prior year.  The increases for the three and six months ended June 30, 2012 as compared to the same periods in the prior year were primarily due to the increase in variable costs related to processing the increased card-based and ACH transaction volume and the accrual of annual bonuses required by executive employee agreements.

Stock-based compensation expenses were $87,192 and $174,384 for the three and six months ended June 30, 2012 and for the same periods in 2011.  These amounts represent the amortization of deferred compensation expenses related to incentive stock grants to employees.

Selling, general and administrative expenses increased 35% to $338,365 for the quarter ended June 30, 2012, compared to $250,637 for the same period in the prior year, and increased 49% to $715,252 for the six months ended June 30, 2012 as compared to $480,490 the for the same period in the prior year. The increases for the three and six months ended June 30, 2012 as compared to the same periods in the prior year were principally due to higher salary expenses incurred.

Depreciation expenses were $1,179 and $1,610 for the quarter and six months ended June 30, 2012, compared to $1,072 and $2,345 for the same periods in the prior year.

Total other income (expense), net, were expenses of $15,567 and $5,476 for the quarter and six months ended June 30, 2012 and primarily represented a $15,151 unrealized loss on our marketable securities.  Total other income (expense), net was an expense of $69,397 for the three months and six months ended June 30, 2011, respectively, and represented a $91,738 unrealized loss on our marketable securities offset by income of $22,341 resulting from a reduction in commissions payable.

We reported net income of $104,306 and $173,378 for the quarter and six months ended June 30, 2012, compared to net losses of $238,481 and $382,498 for the same periods in the prior year, as a result of the items discussed above.

Liquidity and Capital Resources

At June 30, 2012, we had $1,896,487 of cash and cash equivalents, compared to $3,678,688 of cash and cash equivalents at December 31, 2011. These cash balances included a $500,000 certificate of deposit which collateralizes our line of credit as described in more detail below.  We incurred substantial losses from inception through June 30, 2011 however, we recorded net income in the third and fourth quarters of 2011 and have continued to remain profitable in the first and second quarters of 2012.  Our working capital deficit decreased to $211,744 at December 31, 2011, and we reported positive working capital of $141,134 at June 30, 2012. We believe our expanded client base and associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future.

In November 2011, we secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012. The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit. Outstanding borrowings under the credit line totaled $139,695 as of June 30, 2012 and $300,000 as of December 31, 2011.

On August 21, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we may elect to receive as much as $10 million from common stock purchases by Dutchess through September 10, 2012.  From January 1, through June 30, 2012, we did not sell any shares under the agreement.

Net cash used by operating activities was $1,610,251 for the six months ended June 30, 2012 compared to $655,038 for the same period in the prior year. The increase in net cash used by operating activities for the six months ended June 30, 2012 as compared to the same period of the prior year was primarily attributable to a $2,179,536 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH, as compared to a $504,715 decrease in customer deposit payables for the same period in the prior year.

Net cash used by investing activities was $11,645 for the six months ended June 30, 2012 compared to $5,190 for the same period in the prior year, and primarily consisted of changes in long-term deposits made under processing agreements as well as minor purchases of property and equipment in 2012.

Net cash used by financing activities was $160,305 for the six months ended June 30, 2012 and represented the repayment of the balance outstanding under the line of credit at December 31, 2011 net of additional borrowing in the second quarter of 2012. There were no cash flows generated by or used by financing activities for the same period in the prior year.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims against us or our officers and directors in their capacity as such that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.   RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 3, 2012.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2012, we did not default on any senior securities.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory
Arrangements of Certain Officers.

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for the years 2009, 2010, 2011, and 2012. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long, where he agreed to reduce his annual base salary for 2012 to $255,000 from $375,000, and to amend his annual bonus compensation to be $216,000, payable as of November 1st of each year during the term of our agreement with Mr. Long, with the exception of fiscal year 2012 whereby Mr. Long will receive a bonus of $54,000. The annual bonus compensation may be paid, at our sole discretion, in either cash or in shares of common stock, with the exception of fiscal year 2012 whereby it was agreed Mr. Long would receive cash. If we pay such bonus compensation in the form of shares of common stock, the number of shares to be issued shall be based upon the closing price of our common stock as of October 15th (or the last trading day prior to October15th) of the year the bonus is due to be paid.

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007. Under the agreement, Mr. Hoch serves as our Vice Chairman of the Board, President and Chief Operating Officer. The agreement provides for base annual salaries of $175,000 for 2007, $275,000 for 2008 and $350,000 for the years 2009, 2010, 2011, and 2012. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Hoch, where he agreed to reduce his annual base salary for 2012 to $235,000 from $350,000, and to amend his annual bonus compensation to be $216,000, payable as of November 1st of each year during the term of our agreement with Mr. Hoch, with the exception of fiscal year 2012 whereby Mr. Hoch will receive a bonus of $54,000. The annual bonus compensation may be paid, at our sole discretion, in either cash or in shares of common stock, with the exception of fiscal year 2012 whereby it was agreed Mr. Hoch would receive cash. If we pay such bonus compensation in the form of shares of common stock, the number of shares to be issued shall be based upon the closing price of our common stock as of October 15th (or the last trading day prior to October15th) of the year the bonus is due to be paid

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

10.18	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (filed herewith).

10.19	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: August 20, 2012	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)