Form 10-Q
period 2012-09-30
PAYMENT DATA SYSTEMS INC
filed 2012-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No☐

As of November 7, 2012, 142,721,077 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,036,458	$3,678,688
Accounts receivable, net	491,754	376,070
Prepaid expenses and other	89,928	32,164
Total current assets	3,618,140	4,086,922

Property and equipment, net	23,578	4,234

Other assets:
Related party receivable	702,337	702,337
Marketable securities	77,086	74,787
Other assets	52,693	41,693
Total other assets	832,116	818,817

Total assets	$4,473,834	$4,909,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$341,501	$43,375
Accrued expenses	647,705	521,808
Customer deposits payable	1,807,339	3,429,135
Line of credit	-	300,000
Deferred revenue	4,287	4,348
Total current liabilities	2,800,832	4,298,666

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 142,721,077 issued and 137,725,833 outstanding at September 30, 2012 (unaudited) and December 31, 2011, respectively	142,721	142,721
Additional paid-in capital	56,328,423	56,328,423
Treasury stock, at cost; 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,020,304)	(1,281,880)
Accumulated deficit	(53,539,680)	(54,339,799)
Total stockholders’ equity	1,673,002	611,307

Total liabilities and stockholders’ equity	$4,473,834	$4,909,973

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$2,333,698	$1,437,592	$5,099,269	$2,991,213

Operating expenses:
Cost of services	1,272,169	914,330	2,952,838	2,124,577
Selling, general and administrative:
Stock-based compensation	87,192	87,192	261,576	261,576
Other expenses	351,344	226,246	1,066,399	705,994
Depreciation	1,968	828	3,578	3,172
Total operating expenses	1,712,673	1,228,596	4,284,391	3,095,319

Operating income (loss)	621,025	208,996	814,878	(104,106)

Other income (expense):
Unrealized gain (loss) on marketable securities	17,450	66,809	2,299	(24,929)
Other income (expense)	(724)	105	8,952	22,446
Other income (expense), net	16,726	66,914	11,251	(2,483)

Income (loss) before income taxes	637,751	275,910	826,129	(106,589)
Income taxes	11,009	13,369	26,009	13,369

Net income (loss)	$626,742	$262,541	$800,120	$(119,958)

Basic and diluted earnings (net loss) per common share:	$0.00	$0.00	$0.01	$0.00
Weighted average common shares outstanding
Basic	137,725,833	137,709,143	137,725,833	136,948,469
Diluted	138,135,367	137,709,143	138,135,367	136,948,469

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$800,120	$(119,958)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Issuance of stock for services provided	-	45,000
Unrealized (gain) loss on marketable securities	(2,299)	24,929
Depreciation	3,578	3,173
Non-cash stock based compensation	261,576	261,576

Changes in current assets and current liabilities:
Accounts receivable	(115,684)	(290,193)
Prepaid expenses and other	(57,764)	(10,347)
Accounts payable and accrued expenses	424,022	(4,787)
Customer deposits payable	(1,621,796)	1,103,643
Deferred revenue	(61)	(11,988)
Net cash provided (used) by operating activities:	(308,308)	1,001,048

Investing activities:
Purchases of property and equipment	(22,922)	(3,830)
Other assets	(11,000)	(32,499)
Net cash (used) by investing activities:	(33,922)	(36,329)

Financing activities:
Proceeds from debt	479,405	-
Payments on debt	(779,405)	-
Net cash (used) by financing activities:	(300,000)	-

Change in cash and cash equivalents	(642,230)	964,719
Cash and cash equivalents, beginning of period	3,678,688	978,699

Cash and cash equivalents, end of period	$3,036,458	$1,943,418

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2012, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.

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

Certain amounts for 2011 have been reclassified for comparative purposes for 2012.

Note 2.  Accrued Expenses

Accrued expenses consist of the following balances:

	September 30, 2012	December 31, 2011

Accrued salaries	$219,337	$135,768
Reserve for merchant losses	131,544	131,544
Accrued commissions	73,783	132,798
Accrued taxes	45,666	40,319
Other accrued expenses	177,375	81,379
Total accrued expenses	$647,705	$521,808

Note 3.  Equity Line of Credit

On August 21, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election, the Company was able to receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file with the Securities and Exchange Commission (“SEC”), and have declared effective before any funds may be received under the agreement, a registration statement registering the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 to register the resale of these shares. On September 10, 2007, the SEC declared the registration statement effective. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2012, 2011 or 2010. The agreement with Dutchess terminated pursuant to its terms on September 10, 2012.

Note 4.  Line of Credit

In November 2011, the Company secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012. The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit. Outstanding borrowings under the credit line were subsequently repaid and totaled $0 as of September 30, 2012 and $300,000 as of December 31, 2011.  For the nine months ended September 30, 2012, total borrowings were $479,405 and repayments were $779,405 which resulted in no outstanding borrowings at September 30, 2012

Note 5.  Net Income (Loss) Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$626,742	$262,541	$800,120	$(119,958)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	137,725,833	137,709,143	137,725,833	136,948,469
Effect of dilutive securities	409,534	-	409,534	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	138,135,367	137,709,143	138,135,367	136,948,469
Basic earnings (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)
Diluted earnings (loss) per common share and common share equivalent	$0.00	$(0.00)	$0.01	$(0.00)

The options to purchase shares of common stock that were outstanding for the three and nine months ended September 30, 2012 and 2011 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Anti-dilutive options	1,349,500	2,998,921	1,349,500	2,998,921

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

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$77,086	$-	$-	$77,086

Liabilities:
None	$-	$-	$-	$-

	At December 31, 2011
Recurring Fair Value Measures	Level 1		Level 2	Level 3	Total
Assets:
Marketable securities		$74,787	$-	$-	$74,787

Liabilities:
None	$		$-	$-	$-

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

At December 31, 2011, the Company owed Mr. Long and Mr. Hoch a total of $23,473 and $3,300, respectively, in regards to their 2010 deferred salary balances, which were included in accrued expenses on the Company’s balance sheet. The Company paid the obligations in the first quarter of 2012 and thus, the Company’s balance sheet at September 30, 2012 did not reflect any such amounts owed at September 30, 2012.

As of September 30, 2012, Mr. Long owed the Company $377,651 and Mr. Hoch owed the Company $324,686.  The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on the Company’s balance sheet at September 30, 2012.

On July 2, 2012, the Company executed a fourth amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the fourth amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to amend their annual base salaries for 2012 to $255,000 and $235,000, respectively, from $375,000 and $350,000, respectively.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company paid Herb Authier a total of $24,000 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 8.  Legal Proceeding

SmartCard Marketing Systems, Inc.

On September 17, 2012, the Company commenced legal action against its former customer, SmartCard Marketing Systems, Inc., in the 57th Judicial District Court of Bexar County, Texas. The complaint alleged, among other things, that SmartCard Marketing Systems breached the terms of its services agreement with the Company. The Company is seeking to recover economic damages of approximately $72,000 and attorneys’ fees.  Additionally, the Company also alleged in its complaint that SmartCard Marketing Systems engaged in a criminal plan to defraud and steal from the Company. The lawsuit is currently pending and there are no guarantees that the Company will be successful in recovering damages.

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

We incurred operating losses each quarter from inception through June 30, 2011. However, we recorded both operating income and net income in the third and fourth quarters of 2011 and have continued to maintain profitability in the first nine months of 2012 due primarily to our expanded client base and associated increased transaction volumes.  To maintain our profitability we must, among other things, maintain and continue to grow our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses; (b) add quality customers to our client base; (c) meet evolving customer requirements; and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Losses on Merchant Accounts

If, due to insolvency or bankruptcy of the merchant, or for any other reason, we are unable to collect amounts from our card processing merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with its consumers. This reserve amount is subject to the risk that actual losses may be greater than our estimates. At September 30, 2012 and December 31, 2011, respectively, our card merchant processing loss reserve was $131,544. We have not incurred any significant chargeback losses to date. Our estimate for chargeback losses is likely to increase in the future as our volume of card-based transactions processed increases.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. At September 30, 2012, the balance of the allowance for doubtful accounts was approximately $72,000.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as the volume of our transactions processed increases.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2012, all our marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to our ownership position. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2011 or during the nine months ended September 30, 2012.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2012 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2011, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network, or ACH, and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2012 increased 62% to $2,333,698, as compared to $1,437,592 for the quarter ended September 30, 2011. Revenues for the nine months ended September 30, 2012 increased 70% to $5,099,269 as compared to $2,991,213 for the nine months ended September 30, 2011. The increases for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year were primarily attributed to an increase in the number of our customers and the associated increased transaction volume from card-based and ACH processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 39% to $1,272,169 for the quarter ended September 30, 2012, as compared to $914,330 for the same period in the prior year.  Cost of services increased 39% to 2,952,838 for the nine months ended September 30, 2012 as compared to $2,124,577 for the same period in the prior year.  The increases for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year were primarily due to the increased variable costs related to processing our increased card-based and ACH transaction volume, and the accrual of annual bonuses required by executive employee agreements.

Stock-based compensation expenses were $87,192 and $261,576, respectively, for the three and nine months ended September 30, 2012 and 2011.  These amounts represent the amortization of deferred compensation expenses related to incentive stock grants to employees.

Selling, general and administrative expenses increased 55% to $351,344 for the quarter ended September 30, 2012, compared to $226,246 for the same period in the prior year, and increased 51% to $1,066,399 for the nine months ended September 30, 2012 as compared to $705,994 the for the same period in the prior year. The increases for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year were principally due to higher salary expenses incurred.

Depreciation was $1,968 and $3,578 for the quarter and nine months ended September 30, 2012, compared to $828 and $3,172 for the same periods in the prior year.

Other income (expense), net, decreased 75% to income of $16,726 for the quarter ended September 30, 2012, compared to $66,914 for the same period in the prior year which was primarily  the result of a $17,450 unrealized gain on our marketable securities compared to a $66,809 unrealized gain for the same period in the prior year .

Other income (expense), net was income of $11,251 for the nine months ended September 30, 2012, as compared to expenses of $2,483 for the same period in the prior year.

We reported net income of $626,742 and $800,120 for the quarter and nine months ended September 30, 2012, compared to net income of $262,541 for the three months ended September 30, 2011 and a net loss of $119,958 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had $3,036,458 of cash and cash equivalents, compared to $3,678,688 of cash and cash equivalents at December 31, 2011. These cash balances included a $500,000 certificate of deposit which collateralizes our line of credit as described in further detail below.  We incurred operating losses each quarter from inception through June 30, 2011.  However, we recorded both operating income and net income in the third and fourth quarters of 2011 and have continued to remain profitable into 2012.  Our working capital deficit was $211,744 at December 31, 2011, and we reported positive working capital of $817,308 at September 30, 2012. We believe our expanded client base and associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future.

In November 2011, we secured a line of credit that provides a maximum borrowing of $500,000 and which matures on November 16, 2012. The credit line bears interest at 2.25% and is collateralized by a $500,000 certificate of deposit. Outstanding borrowings under the credit line were subsequently repaid and totaled $0 as of September 30, 2012 and $300,000 as of December 31, 2011. For the nine months ended September 30, 2012, total borrowings were $479,405 and repayments were $779,405, which resulted in no outstanding borrowings at September 30, 2012.

On August 21, 2007, we entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP. Under the terms of the agreement, we were able to elect to receive as much as $10 million from common stock purchases by Dutchess through September 10, 2012.  We did not sell any shares of its common stock pursuant to the equity line of credit during 2012, 2011 or 2010. The agreement with Dutchess terminated pursuant to its terms on September 10, 2012.

Net cash used by operating activities was $308,308 for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $1,001,048 for the same period in the prior year. The increase in net cash used by operating activities for the nine months ended September 30, 2012 as compared to the same period of the prior year was primarily attributable to a $1,621,796 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH, as compared to a $1,103,643 increase in customer deposit payables for the same period in the prior year.  This was partially offset by net income of $800,120 for the nine months ended September 30, 2012 compared to a net loss of $119,958 for the same period in the prior year and an increase in accounts payable and accrued expenses of $424,022 for the nine months ended September 30, 2012 compared to a decrease of $4,787 for the same period in the prior year.

Net cash used by investing activities was $33,922 for the nine months ended September 30, 2012 compared to $36,329 for the same period in the prior year, and primarily consisted of a decrease of approximately $21,500 in long-term deposits made under processing agreements partially offset by an increase of approximately $19,000 in purchases of property and equipment in for the nine months ended September 2012 compared to the same period in the prior year.

Net cash used by financing activities was $300,000 for the nine months ended September 30, 2012 and represented borrowings of $479,405 and repayments of $779,405 under our line of credit. There were no cash flows generated by or used by financing activities for the same period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 17, 2012, we commenced legal action against our former customer, SmartCard Marketing Systems, Inc., in the 57th Judicial District Court of Bexar County, Texas. The complaint alleged, among other things, that SmartCard Marketing Systems breached the terms of its services agreement with us. We are seeking to recover economic damages of approximately $72,000 and attorneys’ fees. Additionally, we also alleged in our complaint that SmartCard Marketing Systems engaged in a criminal plan to defraud and steal from us. The lawsuit is currently pending and there are no guarantees that we will be successful in recovering damages.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 3, 2012.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, we did not sell any unregistered equity securities.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2012, we did not default on any senior securities.

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

10.18
Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as Exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.19
Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as Exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: November 14, 2012	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)