Form 10-K
period 2012-12-31
PAYMENT DATA SYSTEMS INC
filed 2013-04-01
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 the last business day of the registrant's second fiscal quarter, was approximately $4,296,721, based on 53,709,014 shares of the registrant’s common stock held by non-affiliates on June 29, 2012 at the closing price of $0.08 per share. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2013, the number of outstanding shares of the registrant's common stock was 137,150,323.

DOCUMENTS INCORPORATED BY REFERENCE:

Not applicable.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K

For the Year Ended December 31, 2012

INDEX

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

PART I

ITEM 1. BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House (ACH) processing, and credit and debit card-based processing services. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA – The Electronic Payments Association and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the ACH network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service, under the domain name www.billx.com, which allows consumers to process online payments to pay any other individual, including family and friends. We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with corporations’ logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use. Some card programs allow the cards to be reloaded with funds, while others do not have that capability. In some cases, the cards can be used at Automatic Teller Machines to withdraw cash.

We generate revenues by charging fees for the electronic processing of payment transactions and related services. We charge certain merchants for these processing services at a bundled rate based upon a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. We charge other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. We charge consumers that use our billx.com online payment service a flat monthly fee that allows them to make a certain number of payments in a month. We also charge these consumers an additional fee for each payment that exceeds the allowed number of payments in a given month. We operate solely in the United States as a single operating segment.

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

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. As these consumers, a demographic whom have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet, comprise a greater percentage of the population and increasingly enter the work force, we expect purchases using electronic payment methods will comprise an increasing percentage of total consumer spending. Because of the increasing adoption rate of the Internet, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet. We believe the increasing usage of smartphones as an instrument of payment will also create further opportunities for us in the future.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2012 were $225.5 billion, an increase of approximately 16% from $194.3 billion in 2011. We believe the prevalence of the Internet makes having an online presence a basic and necessary consideration for those operating a business today.

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

We recently introduced a new product offering, a mobile payment application called iRemote Pay. iRemote Pay is specifically designed for both small and large merchant customers that have a need for a remote wireless point-of-sale application to accept credit cards, debit cards, Automated Clearing House, and cash payments. The application is designed to run on iPhone, iPad, iPod Touch devices with Android and Windows platforms to be developed in the future.

The components of our service offerings include all forms of ACH transaction processing, such as Re-presented Check, or RCK, which is a consumer non-sufficient funds check that is re-presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate ACH transactions directly using an online terminal accessible through a web site or we can initiate ACH transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA, MasterCard, American Express, Discover, and JCB networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both ACH and card processing capabilities that allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor. We develop and manage prepaid card programs on behalf of corporate clients whom have customers that have a need for prepaid cards that are branded with the entity’s unique logo. We hold a bank sponsorship agreement with University National Bank for our prepaid card program and started issuing cards in conjunction with the bank in October 2011. We previously held a bank sponsorship agreement with Metabank and such agreement ended according to its terms in December 2011. We also have the ability to issue Discover, American Express, Visa, and MasterCards. We primarily create, manage and process prepaid card programs for corporate clients, tailored to each client’s unique objectives to allow the client to issue prepaid cards to their customer base or employees as an incentive in the form of a rebate, commission, or other incentive. We also issue general purpose reloadable, or GPR, cards to consumers as an alternative to a traditional bank account. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We believe our seven years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

Based on the changes in the industry in 2010 due to newly enacted federal legislation specifically related to closed-loop prepaid gift cards, we have decided to no longer develop or offer this type of program. This decision has no material effect on our consolidated financial statements or business model, due to the very small amount of revenue contribution historically generated by these gift cards. Furthermore, this segment does not affect in any way our ability to continue to issue prepaid cards for general purpose reloadable cards, corporate incentive cards, payroll cards, or open-loop gift cards.

We also operate a consumer web site focused on providing bill payment services under the domain name www.billx.com, and manage all of the related back-end processing through our own proprietary processing engine. Consumers subscribe to the payment service and are allowed to make a certain number of payments each month for a flat monthly fee and are assessed a separate fee for any additional payments made over the limit. Our online payment processing service seeks to provide consumers with an efficient and secure interface for paying and managing bills via the Internet. We also sell this payment portal service as a private label solution to online financial services providers looking to provide online bill payment capabilities as part of their service offering to consumers. We also offer this service to other debit card issuers, as we are able to utilize the bill payment component of this service for payments made via debit cards, a patented process for which we own a perpetual license.

Relationships with Sponsors and Processors

We have agreements with several processors to provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution (ODFI) in the Automated Clearing House (ACH) network because we are not a bank and therefore not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business, we use the Fifth Third Bank and the National Bank of California. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Merrick Bank and HSBC Bank have, respectively, sponsored us under the designations Third Party Processor (TPP) and Independent Sales Organization (ISO) with the Visa card association, and under the designations Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks (Merrick Bank and HSBC) sponsor us for membership in the Visa, MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with University National Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

Under our processing agreement with TriSource Solutions, we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. Under our processing agreement with Global Payments, Inc., we are not financially liable for all fees, chargebacks and losses related to our card processing merchant customers, but we are liable for potential card association fines. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from our merchant customers amounts that have been refunded to the cardholders because the cardholders properly initiated a chargeback transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the cardholder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our chargeback loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

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

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 711 customers at December 31, 2012 from 675 customers at December 31, 2011.

We had one customer that accounted for 21% of our 2012 revenue. This customer is a reseller and represents a collection of merchants. No other customer accounted for more than 10% of revenues in 2012.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 2,876 in 2012 from 2,962 in 2011.

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

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter time frame than most of our competitors. We also believe our seven years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

Trademarks

We own federally registered trademarks on the mark “Payment Data Systems, Inc.” and its respective design. We have also secured, among others, domain name registrations for:

●	billx.com;
●	billxpress.com;
●	billhelp.com;
●	debitservice.com;
●	ficentive.com;
●	iremotepay.com;
●	iremotepay.net;
●	merchandisemastercard.com;
●	nataliecard.com;
●	nataliegiftcard.com;
●	nataliegulbismastercard.com;
●	nataliegulbiscard.com;
●	paymentdatasystems.com;
●	paymentdata.org;
●	paymentdata.com;
●	paymentrecovery.com;
●	paymentrecoverysystems.com;
●	parishiltoncard.com;
●	gogreenmastercard.com;
●	mipromesa.com;
●	pdsnetwork.com;
●	prepaidload.com;
●	primacard.com;
●	securepds.com;
●	stardebit.com;
●	viewbill.com; and
●	zbill.com

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

On January 11, 2008, we executed an agreement to sell selected patents and patent applications, including U.S. Patent Number 7,021,530, to PCT Software Data, LLC for net proceeds of approximately $750,000. The patents and patent applications sold relate to bill payments made with debit and stored value cards. We retained a worldwide, non-exclusive license under the patents for use with all current and future customers.

Employees

As of December 31, 2012, we had 11 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

RISKS RELATED TO OUR BUSINESS

We have generated significant losses in the past years and we have only been profitable since the third quarter of 2011.

We incurred operating losses each quarter from our inception in 1998 through the quarter ended June 30, 2011. However, we recorded both operating income and net income in the third and fourth quarters of 2011 and have continued to remain profitable for all of 2012. Additionally, we reported working capital of $1,260,528 at December 31, 2012 compared to a working capital deficit was $211,744 at December 31, 2011. As of December 31, 2012, our accumulated deficit was $53,064,581. We expect to remain profitable for the foreseeable future however we have only recently become profitable and we cannot assure you we will remain profitable. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

If our security applications are not sufficient to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.

Our use of applications designed for premium data security and integrity to process electronic transactions may not be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations or regulatory agencies in the event of the loss of confidential account information. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

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

We have contractual relationships with Fifth Third Bank and National Bank of California, both of which are Originating Depository Financial Institutions in the Automated Clearing House network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank and National Bank of California, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Fifth Third Bank and National Bank of California for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either or both of Fifth Third Bank and National Bank of California were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into an agreement with another bank sponsor on similar contractual terms, but no assurances can be made. We are pursuing multiple contractual relationships with additional banks to serve as Originating Depository Financial Institutions on our behalf.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, MasterCard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, MasterCard or Discover credit cards. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Merrick Bank and HSBC Bank have sponsored us under the designations Third Party Processor (TPP) and Independent Sales Organization (ISO) with the Visa card association, and Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks (Merrick Bank and HSBC) sponsor us for membership in the Visa and MasterCard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, LLC, or our bank sponsors, Merrick Bank or HSBC Bank, fail to comply with the applicable requirements of the Visa , MasterCard, and Discover card associations, Visa, MasterCard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contract with both of these third parties is subject to cancellation upon limited notice by either party. The cancellation of our contract, termination of their registration or any changes in the Visa, MasterCard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide our MasterCard transaction processing services, we must be either a member of a payment network or be registered as a prepaid processor of MasterCard. University National Bank has sponsored us under the designations Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor bank should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our MasterCard customers, which would negatively impact our revenues and earnings.

If we fail to comply with the applicable requirements of the respective card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or Independent Sales Organizations (ISOs) incur fines or penalties that we cannot collect from them, we could end up bearing the cost of fines or penalties.

In order to provide our transaction processing services, we are registered with Visa, MasterCard and Discover as service providers and transaction processors for member institutions and with other networks. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by banks that own their stock and, in the case of Discover by the card’s issuers, and some of those banks and issuers are our competitors with respect to these processing services. The termination of our registrations or our status as a service provider or transaction processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results and financial condition. If a merchant or one of our resellers fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or one of our resellers, we could end up bearing such fines or penalties, resulting in lower earnings for us.

We rely on a key customer and if we lose this customer, our revenues may decline.

During the year ended December 31, 2012, one customer represented 21% of our revenues. For the year ended December 31, 2011, one customer represented 44% of total revenues. This customer is not contractually obligated to continue to use our products. The loss of this customer could adversely affect our revenues.

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

State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions, which can include our bank sponsors, and other financial services companies, such as our Company. For example, the establishment of the federal Consumer Financial Protection Bureau will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. In May 2012, the Consumer Financial Protection Bureau announced an intention to propose regulations regarding the prepaid card industry, although no rule has yet been published.

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

We collect and store personal identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our Company being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, MasterCard, American Express, Discover or regional debit networks, which would also have a significant material adverse impact on our financial position and/or operations.

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

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our Chairman, Chief Executive Officer and Chief Financial Officer, Michael R. Long, and our President and Chief Operating Officer, Louis A. Hoch. We entered into employment agreements with Mr. Long and Mr. Hoch, respectively, in February 2007. The terms of the agreements are substantially similar and prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, either or both of these officers cease to be active in our management.

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

Our reseller sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth. If a reseller switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the reseller, and we risk losing existing merchants that were originally enrolled by the reseller, all of which could negatively affect our revenues and earnings.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer ACH, prepaid, credit card and debit card transactions. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or in any other country where we do business could adversely affect our revenues and earnings. A further weakening in the U.S. economy could also force retailers to close their businesses and thus would no longer require our services, resulting in our exposure to potential credit losses and future transaction declines. Additionally, due to economic conditions, credit card issuers have been reducing credit limits and closing accounts, and are overall more selective with respect to whom they issue credit cards.

Fraud by merchants or others could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard, ACH and prepaid card transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard, card number or bank account to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or cause us to incur other liabilities including regulatory and association fines, penalties and harm to our reputation. Increases in chargebacks or other liabilities could have an adverse effect on our operating results and financial condition.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time to time, the card networks, including Visa, MasterCard, and Discover, increase the fees (interchange and assessment fees) that they charge processors such as us. We may attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded less than $10,000 in losses due to fraud in 2012. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the card association networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2012, our cardholders' overdrawn account balances totaled less than $5,000.

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

If we do not manage our growth, then we may not be able to sustain profitability.

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

We rely on the Federal Reserve’s Automated Clearing House system for electronic fund transfers and the Visa, MasterCard and Discover associations for settlement of payments by credit or debit card on behalf of our merchant customers. In our use of these established payment clearance systems, we generally bear the credit risks arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, customer charge backs, theft or fraud. Consequently, we assume the credit risk of merchant disputes, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our customers. We have not experienced a significant increase in the rate of returned transactions or incurred any losses with respect to such transactions. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

Current economic conditions could have a materially adverse effect on our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, predominately in the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These factors and other economic factors not listed could have a material adverse effect on demand for our products and on our financial condition and operating results.

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results.

Our industry is highly regulated. Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results. For example, in the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The law regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. On June 29, 2011, the Federal Reserve Board adopted the final rule implementing the interchange fee and routing provisions in the Dodd-Frank Act. The Dodd-Frank Act, when implemented in September of 2011, caused interchange fees to be lowered on large bank-issued debit cards. The lowered interchange had a mild negative impact on our revenues, but increased our earnings due to the fact that we were able to keep our prices constant with our merchants. If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks. Our prepaid cards, while some of the transactions are processed on debit networks, are currently exempt from the Dodd-Frank Act.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for University National Bank, the issuing bank for our prepaid card programs, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2012, our closing stock price fluctuated between $0.06 and $0.16. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 4,500 square feet of leased office space in San Antonio, Texas. Rental expense under the operating lease was approximately $94,000 and $94,000 for the years ended December 31, 2012 and 2011, respectively. On October 12, 2012, we executed a third amendment to our lease agreement. We originally entered into our lease agreement on August 22, 2003 and such agreement was previously amended on February 6, 2006 and October 7, 2009 on substantially similar terms. This third amendment extended the term of the lease for a period of 44 months, or until June, 30, 2016. We believe that our properties will be adequate to meet our needs through December 31, 2013.

ITEM 3. LEGAL PROCEEDINGS.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on November 14, 2012, our wholly-owned subsidiary, FiCentive, Inc. commenced legal action against our former customer, SmartCard Marketing Systems, Inc., in the 57th Judicial District Court of Bexar County, Texas on September 17, 2012. In the complaint, we alleged, among other things, that SmartCard Marketing Systems breached the terms of the sales agreement executed by the parties. We sought to recover economic damages of approximately $72,000 and attorneys’ fees.

On November 25, 2012, FiCentive entered into a confidential compromise settlement agreement and full and final release with SmartCard Marketing Systems (the “Settlement Agreement”). Under the terms of the Settlement Agreement, SmartCard Marketing Systems agreed to pay FiCentive the sum of $35,000 in immediately available funds on or before November 27, 2012. On November 27, 2012, FiCentive received the payment of $35,000.

Additionally, pursuant to the terms of the Settlement Agreement, SmartCard Marketing Systems agreed to issue 500,000 unrestricted shares of its common stock to us by December 20, 2012. Upon receipt of both the payment of $35,000 and the receipt of the 500,000 unrestricted common stock shares, FiCentive has agreed to dismiss the pending litigation filed on September 17, 2012 in the 57th Judicial District Court of Bexar County, Texas, with prejudice. The terms of the Settlement Agreement allow us to declare Smart Card Marketing Systems in breach of the Settlement Agreement, without notice and/or an opportunity to cure, and to proceed with the lawsuit if the $35,000 payment or the 500,000 unrestricted common stock shares was not paid, not delivered, not paid timely, returned or recalled by SmartCard Marketing Systems, their representatives, their transfer agent, or their financial institution.

On December 17, 2012, the 500,000 unrestricted common stock shares of SmartCard Marketing Systems were tendered to us. On that same date, pursuant to the terms of the Settlement Agreement, FiCentive dismissed the pending litigation filed in the 57th Judicial District Court of Bexar County, Texas, with prejudice.

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

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

	High	Low
2012
First Quarter	$0.110	$0.060
Second Quarter	$0.100	$0.070
Third Quarter	$0.120	$0.070
Fourth Quarter	$0.160	$0.110

	High	Low
2011
First Quarter	$0.035	$0.002
Second Quarter	$0.029	$0.015
Third Quarter	$0.090	$0.012
Fourth Quarter	$0.130	$0.052

Holders

As of March 25 2013, 147,721,077 shares of our common stock are issued and 137,150,323 shares outstanding. As of March 25, 2013, there were approximately 3,864 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends and have no plans to pay any such dividends in the foreseeable future, instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Employee Comprehensive Stock Plan approved by stockholders	2,384,421	$0.11	-
Non-Employee Director Plan approved by stockholders	500,000	$0.10	-
Total	2,884,421		-

Our 1999 Employee Comprehensive Stock Plan and our 1999 Non-Employee Director Plan terminated according to the respective terms of the plans in 2010. Options issued under the now terminated plans remain in effect according to the terms set on the day each option was respectively issued. No options were exercised in 2012 or 2011.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended December 31, 2012, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the fourth quarter of 2012.

We repurchased common stock during the first quarter of 2013. As previously disclosed, in 2002, we recognized a loss on margin loans we guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and our current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, our President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof.

On March 11, 2013, in accordance with our employment agreements with Mr. Long and Mr. Hoch, we accepted shares of our common stock owned by Mr. Long and Mr. Hoch as satisfaction in full for the remaining amounts owed to us as annual payments due to the loss on margin loans guaranteed by us for Mr. Long and Mr. Hoch.

On March 11, 2013, we also agreed to purchase additional shares of our common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively. We agreed to the additional common stock purchases in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch to compensate the executives for their service. As a result, we incurred a one-time reduction in cash of $301,255.

Accordingly, on March 11, 2013, we accepted an aggregate of 2,969,459 shares of our common stock valued at $534,503, and an aggregate of 2,606,051 shares of our common stock valued at $469,089 from Mr. Long and Mr. Hoch, respectively, as satisfaction in full of their aggregated outstanding amounts of $702,337 owed to us, and aggregated compensation of $301,255 paid to Mr. Long and Mr. Hoch in lieu of cash bonuses. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.18 per share, which was the closing price of the common stock on March 1, 2013. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock and we no longer carry a “Related Party Receivable” on our balance sheet.

By virtue of Mr. Long and Mr. Hoch’s officer positions with us, they are each considered a related party of our Company under federal securities law. Our Board of Directors has acknowledged that our entry into this agreement with Mr. Long and Mr. Hoch is a related party transaction and has approved such transactions.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, and other financial information included elsewhere in this annual report on Form 10-K. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" in this annual report on and elsewhere in this annual report on Form 10-K.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. We have incurred operating losses each quarter from our inception through the quarter ended June 30, 2011. However, we have reported net income in the third and fourth quarter of 2011 and have continued to remain profitable for all of 2012 due primarily to our expanded customer base and associated increased transaction volume. At December 31, 2012, we have an accumulated deficit of approximately $53 million. To maintain our current profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Our management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Our estimate for processing losses is likely to increase in the future as our volume of transactions processed increases. At December 31, 2012 and, 2011, our reserve for processing losses was $214,560 and 131,544, respectively.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as the volume of our transactions processed increases. At December 31, 2012 and, 2011, our allowance for doubtful accounts was $50,362 and $103,052, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2012, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2012 or 2011.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2012 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2012, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

We follow ASC Topic 740-10, “Income Taxes.” ASC Topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. ASC Topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We have not recorded any unrecognized income tax benefits at December 31, 2012. Management is not aware of any tax positions that would have a significant impact on its financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2012 increased 53% to $7,345,974 from $4,813,257 for 2011. The increase in revenues for 2012 is primarily attributed to an increase in the number of enrolled customers and the associated increased transaction volume from card-based and ACH processing services. We increased the number of our merchant account users to 711 customers at December 31, 2012 from 675 customers at December 31, 2011. In addition, the monthly average number of consumers using our billx.com online payment service has decreased to 2,876 in 2012 from 2,962 in 2011.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $4,186,963 and $3,093,891 for 2012 and 2011, respectively. The increase in cost of services for 2012 was primarily due to the increased variable costs related to processing our increased card-based and ACH transaction volume.

Stock-based compensation expenses decreased to $251,830 for 2012 from $348,768 for 2011. Our expenses for 2012 represent the reduced amount of amortization of deferred compensation expenses related to incentive stock grants to employees from previous periods partially offset by an increase due to the amortization of additional grants made in the fourth quarter of 2012.

Other selling, general and administrative expenses increased to $1,509,333 for 2012, from $993,877 for 2011. The increase for 2012 as compared to the prior year was principally due to higher salary expenses incurred.

Depreciation was $6,860 for 2012, compared to $3,722 for 2011. We capitalized $93,956 in expenditures during 2012 and $4,880 in 2011.

Other expense, net was $39,761 for 2012, as compared to $2,782 for 2011, and was primarily attributable to unrealized losses recognized on marketable securities, the common stock we hold in Commerce Planet.

Income taxes were $76,009 and $18,369 in 2012 and 2011, respectively, and represented the amounts incurred under the Texas margin tax as well as $20,500 in federal income tax for 2012 as a result of the alternative minimum tax. We did not incur any federal income tax in 2011.
We reported net income of $1,275,218 for 2012, as compared to net income of $351,848 for 2011.

Liquidity and Capital Resources

At December 31, 2012, we had $3,759,791 of cash and cash equivalents, compared to $3,678,688 of cash and cash equivalents at December 31, 2011. The cash balance at December 31, 2011 included a $500,000 certificate of deposit which collateralized our line of credit and has since matured. We incurred operating losses each quarter from our inception through June 30, 2011. However, we recorded both operating income and net income in the third and fourth quarters of 2011 and have continued to remain profitable for all of 2012. Additionally, we reported working capital of $1,260,528 at December 31, 2012, as compared to a working capital deficit was $211,744 at December 31, 2011. We believe the increase in number of our enrolled customers and the associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future.

In November 2011, we secured a line of credit which provided a maximum borrowing of $500,000. The credit line bore interest at 2.25% and was collateralized by a $500,000 certificate of deposit. For the year ended December 31, 2011, total borrowings were $300,000, which represented borrowings of $400,000 and repayments of $100,000 under our line of credit. For the year ended December 31, 2012, total borrowings were $479,405 and repayments were $779,405 which resulted in no outstanding borrowings at December 31, 2012. The line of credit and associated certificate of deposit matured on November 16, 2012. Accordingly, the line of credit expired according to its terms and the collateral was released.

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

On November 13, 2011, Michael Long, our Chief Executive Officer and Chief Financial Officer, and Louis Hoch, our President and Chief Operating Officer were each granted a cash bonus of $216,000 by us pursuant to the terms of their respective employment agreements. During our fiscal year ended December 31, 2012, Mr. Long and Mr. Hoch were each granted cash bonuses totaling $74,000 by us pursuant to the terms of their respective employment agreements.

Net cash provided by operating activities was $475,059 for 2012 as compared to $2,404,869 for 2011. The decrease in net cash provided by operating activities for 2012 as compared to the prior year was primarily attributable to the change in our customer deposits on hand. We plan to focus on expending our resources prudently given our current state of liquidity.

Net cash used by investing activities was $93,956 for 2012 and $4,880 for 2011. The increase in net cash used by investing activities for 2012 as compared to the prior year was primarily related to acquisitions of equipment.

Net cash used by financing activities for 2012 was $300,000 and represented borrowings of $479,405 and repayments of $779,405 under our line of credit. Net cash provided by financing activities in 2011 was $300,000 and represented borrowings of $400,000 and repayments of $100,000 under our line of credit.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
April 1, 2013

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$3,759,791	$3,678,688
Accounts receivable, net	403,303	376,070
Prepaid expenses and other	114,699	32,164
Total current assets	4,277,793	4,086,922

Property and equipment, net	91,330	4,234

Other assets:
Related party receivable	702,337	702,337
Marketable securities	31,467	74,787
Other assets	52,693	41,693
Total other assets	786,497	818,817

Total Assets	$5,155,620	$4,909,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$203,066	$43,375
Accrued expenses	695,202	521,808
Customer deposits payable	2,115,122	3,429,135
Line of credit	-	300,000
Deferred revenue	3,875	4,348
Total current liabilities	3,017,265	4,298,666

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,721,077 and
142,721,077 issued and 142,725,833 and 137,725,833 outstanding	147,721	142,721
Additional paid-in capital	56,873,423	56,328,423
Treasury stock, at cost; 4,995,244 and 4,995,244 shares	(238,158)	(238,158)
Deferred compensation	(1,580,050)	(1,281,880)
Accumulated deficit	(53,064,581)	(54,339,799)
Total stockholders' equity	2,138,355	611,307

Total Liabilities and Stockholders' Equity	$5,155,620	$4,909,973

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Revenues	$7,345,974	$4,813,257

Operating expenses:
Cost of services	4,186,963	3,093,891
Selling, general and administrative:
Stock-based compensation	251,830	348,768
Other expenses	1,509,333	993,877
Depreciation	6,860	3,722
Total operating expenses	5,954,986	4,440,258

Operating income	1,390,988	372,999

Other income (expense):
Other income (expense)	(39,761)	(2,782)
Other income (expense), net	(39,761)	(2,782)

Income before income taxes	1,351,227	370,217
Income taxes	76,009	18,369

Net Income	$1,275,218	$351,848

Earnings Per Share
Basic and diluted earnings per common share:	$0.01	$0.00
Weighted average common shares outstanding
Basic	133,050,998	131,988,462
Diluted	136,962,234	135,935,087

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2010	141,073,691	$141,074	$56,285,070	$(238,158)	$(1,630,648)	$(54,691,647)	$(134,309)

Purchase of treasury stock	-	-	-	-	-	-	-
Issuance of common stock	1,647,386	1,647	43,353	-	-	-	45,000
Deferred compensation	-	-	-	-	348,768	-	348,768
Net income for the year	-	-	-	-	-	351,848	351,848

Balance at December 31, 2011	142,721,077	$142,721	$56,328,423	$(238,158)	$(1,281,880)	$(54,339,799)	$611,307
Issuance of common stock, restricted	5,000,000	5,000	545,000	-	(550,000)	-	-
Deferred compensation	-	-	-	-	251,830	-	251,830
Net income for the year	-	-	-	-	-	1,275,218	1,275,218

Balance at December 31, 2012	147,721,077	$147,721	$56,873,423	$(238,158)	$(1,580,050)	$(53,064,581)	$2,138,355

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Operating Activities
Net income	$1,275,218	$351,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,860	3,722
Non-cash stock based compensation	251,830	348,768
Unrealized loss on marketable securities	63,320	24,929
Marketable securities received in litigation settlement	(20,000)	-
Issuance of stock for services provided	-	45,000
Changes in operating assets and liabilities:
Accounts receivable	(27,233)	(238,113)
Prepaid expenses and other	(82,535)	(10,034)
Other assets	(11,000)	(2,500)
Related party receivable	-	723
Accounts payable and accrued expenses	333,085	(546,263)
Customer deposits payable	(1,314,013)	2,445,422
Deferred revenue	(473)	(18,633)
Net cash provided by operating activities	475,059	2,404,869

Investing Activities
Purchases of property and equipment	(93,956)	(4,880)
Net cash (used) by investing activities	(93,956)	(4,880)

Financing Activities
Proceeds from debt	479,405	400,000
Payments on debt	(779,405)	(100,000)
Net cash (used) provided by financing activities	(300,000)	300,000

Change in cash and cash equivalents	81,103	2,699,989
Cash and cash equivalents, beginning of year	3,678,688	978,699

Cash and Cash Equivalents, End of Year	$3,759,791	$3,678,688

Supplemental Disclosures
Cash paid for interest	$2,237	$395
Cash paid for income taxes	$13,492	$18,369

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, Ficentive, Inc., a Nevada corporation; Zbill, Inc., a Nevada corporation; and billserv.com-Canada, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard, and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivables are reported at outstanding principal net of an allowance for doubtful accounts of $50,362 and $103,052 at December 31, 2012 and 2011, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2012 and 2011, all of the Company’s marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. For the year ended December 31, 2012, 21% of the Company’s total revenues were from sales to one customer. This customer is a reseller and represents a collection of merchants. No other customer accounted for more than 10% of total revenues during 2012. For the year ended December 31, 2011, 44% of total revenues were from sales to one customer. This customer is a reseller and represents a collection of merchants. No other customer accounted for more than 10% of total revenues during 2011.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2012 and, 2011, the Company’s reserve for processing losses was $214,560 and $131,544, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $43,900 and $2,500 in advertising costs in 2012 and 2011, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Management is not aware of any tax positions that would have a significant impact on its financial position. As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

Earnings Per Share: Basic and diluted earnings per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

Note 2. Equity Line of Credit

On August 21, 2007, the Company entered into an agreement for an equity line of credit with Dutchess Private Equities Fund, LP (“Dutchess”). Under the terms of the agreement, at its election, the Company was able to receive as much as $10 million in common stock purchases by Dutchess over a period of five years. The Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”), and have it declared effective before any funds may be received under the agreement, in order to register the resale of the shares of the Company’s common stock to be issued to Dutchess. The Company filed a registration statement on Form SB-2 with the SEC on August 23, 2007 and it was declared effective on September 10, 2007. The Company did not sell any shares of its common stock pursuant to the equity line of credit during 2012, 2011 or 2010. The agreement with Dutchess terminated pursuant to its terms on September 10, 2012.

Note 3. Line of Credit:

In November 2011, the Company secured a line of credit, which provided a maximum borrowing of $500,000. The credit line bore interest at 2.25% and was collateralized by a $500,000 certificate of deposit. For the year ended December 31, 2011, total borrowings were $300,000, which represented borrowings of $400,000 and repayments of $100,000 under the line of credit. For the year ended December 31, 2012, total borrowings were $479,405 and repayments were $779,405 which resulted in no outstanding borrowings at December 31, 2012. The line of credit and associated certificate of deposit matured on November 16, 2012. Accordingly, the line of credit expired according to its terms and the collateral was released.

Note 4. Fair Value Measurements

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

		December 31, 2012
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$31,467	-	-	$31,467

Liabilities:
None	-	-	-	-

		December 31, 2011
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$74,787	-	-	$74,787

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of income.

Note 5. Property and Equipment

The following is a summary of property and equipment at December 31:

	2012	2011
Furniture and fixtures	$175,856	$175,856
Equipment	594,391	506,457
Software	332,337	326,315
Leasehold improvements	15,992	15,992
Total property and equipment	1,118,576	1,024,620
Less: accumulated depreciation	(1,027,246)	(1,020,386)

Net property and equipment	$91,330	$4,234

Note 6. Valuation Accounts:

Valuation and allowance accounts include the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2012
Allowance for doubtful accounts	$103,042	$-	$-	$(52,680)	$50,362
Reserve for processing losses	131,544	83,016	-	-	214,560

2011
Allowance for doubtful accounts	$51,442	$-	$75,000	$(23,400)	$103,042
Reserve for processing losses	205,400	1,144	(75,000)	-	131,544

Note 7. Accrued Expenses

Accrued expenses consist of the following balances at December 31:

	2012	2011
Accrued salaries	$142,257	$135,768
Reserve for merchant losses	214,560	131,544
Accrued commissions	78,071	132,798
Accrued taxes	92,849	40,319
Other accrued expenses	167,465	81,379

Total accrued expenses	$695,202	$521,808

Note 8. Operating Leases

The Company has a lease for approximately 4,500 square feet that houses its headquarters and operations. Rental expense under the operating lease was approximately $94,000 and $94,000 for the years ended December 31, 2012 and 2011, respectively. On October 12, 2012, the Company executed a third amendment to its lease agreement. We originally entered into our lease agreement on August 22, 2003 and such agreement was previously amended on February 6, 2006 and October 7, 2009 on substantially similar terms. The third amendment extended the lease agreement for a period of 44 months, or until June 30, 2016. Future minimum lease payments at December 13, 2012 are as follows:

Year ending December 31
2013	$75,117
2014	92,018
2015	94,271
2016	47,324

Note 9. Related Party Transactions

Mr. Michael R. Long and Louis A. Hoch

As previously disclosed, in 2002, the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and the Company’s current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, the Company’s President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof. In December 2007, the Company accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their respective employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay the Company the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because the Company had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, the Company owed Mr. Long and Mr. Hoch deferred salaries of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the second installment of their loan repayments. The total amount owed to the Company for the second installment was $246,168 and is classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2008. On March 30, 2009, the Company accepted 680,715 shares of the Company’s common stock valued at $23,825 and 352,658 shares of the Company’s common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to the Company for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to the Company by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to the Company for the second installment of their loan repayments and the amount the Company owed to each executive as deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

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

At December 31, 2011, the Company owed Mr. Long and Mr. Hoch a total of $23,473 and $3,300, respectively, in regards to their 2010 deferred salary balances, which were included in accrued expenses on the Company’s balance sheet. The Company paid the obligations in the first quarter of 2012 and thus, the Company’s balance sheet at December 31, 2012 did not reflect any such amounts owed at December 31, 2012.

On July 2, 2012, the Company executed a fourth amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the fourth amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to amend their annual base salaries for 2012 to $255,000 and $235,000, respectively, from $375,000 and $350,000, respectively.

As of December 31, 2012, Mr. Long owed the Company $377,651 and Mr. Hoch owed the Company $324,686. The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2012.

On March 11, 2013, in accordance with the Company’s employment agreements with Mr. Long and Mr. Hoch, the Company accepted shares of the Company’s common stock owned by Mr. Long and Mr. Hoch as satisfaction in full for the remaining amounts owed to the Company as annual payments due to the loss on margin loans guaranteed by the Company for Mr. Long and Mr. Hoch (see Note 15).

On March 11, 2013, the Company also agreed to purchase additional shares of its common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively. The Company agreed to the additional common stock purchases in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch to compensate the executives for their service. As a result, the Company incurred a one-time reduction in cash of $301,255.

Accordingly, on March 11, 2013, the Company accepted an aggregate of 2,969,459 shares of the Company’s common stock valued at $534,503, and an aggregate of 2,606,051 shares of the Company’s common stock valued at $469,089 from Mr. Long and Mr. Hoch, respectively, as satisfaction in full of their aggregated outstanding amounts of $702,337 owed to the Company and aggregated compensation of $301,255 paid to Mr. Long and Mr. Hoch in lieu of cash bonuses. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.18 per share, which was the closing price of the common stock on March 1, 2013. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock and the Company no longer carries a “Related Party Receivable” on its balance sheet.

Herb Authier

During the years ended December 31, 2012 and 2011, the Company paid Herb Authier a total of $31,250 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2012	2011

Gross deferred tax assets:
Net operating loss carryforwards	$14,694,000	$15,100,000
Depreciation and other items	36,000	70,000
Total deferred tax assets	14,730,000	15,170,000

Gross deferred tax liabilities:
Other items	-	(2,000)
Total deferred tax liabilities	-	(2,000)

Net deferred tax asset	14,730,000	15,168,000
Less: valuation allowance	(14,730,000)	(15,168,000)

Net deferred tax asset recorded	$-	$-

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance at December 31, 2012 and December 31, 2011 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2012, the Company had not accrued any interest or penalties related to uncertain tax provisions.

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

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2012	2011
Tax (benefit) at statutory rate -- 34%	$424,000	$138,000
Change in valuation allowance	(438,000)	(2,960,000)
Permanent and other differences	14,000	2,822,000
Alternative minimum tax	20,500	-

Income tax expense	$20,500	$-

Note 11. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 1999 Employee Comprehensive Stock Plan ("Employee Plan") provides qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) as well as restricted stock grants to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company reserved 30,000,000 shares of its common stock for issuance pursuant to the Employee Plan. The Employee Plan terminated in 2010.

The 1999 Non-Employee Director Plan ("Director Plan") was approved by the Board of Directors and stockholders to provide non-employee directors options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company reserved 1,500,000 shares of its common stock for issuance pursuant to the Director Plan. The Director Plan terminated in 2010.

The Company currently has no active stock option or incentive plan under which options or shares may be issued. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was respectively issued. No options were exercised in 2012 or 2011. A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	2,998,921	$0.11
Granted	-	-
Vested	-	-
Forfeited	(114,500)	$0.18

Outstanding, December 31, 2012	2,884,421	$0.11	1.97	$78,038

Expected to Vest After December 31, 2012	2,884,421	$0.11	1.97	$78,038

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2012. The shares granted to those employees vest at 10 years from the grant date, and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting. The fair value of the restricted stock award granted to the Company’s employees is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. Restricted stock awards are issued and reported as outstanding in the financial statements for 2012 and 2011 as of the date that the physical shares were issued to the employee by the Company’s transfer agent. Stock based compensation expense related to stock options and restricted stock awards was $251,830 for 2012 and $348,768 for 2011. The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2012:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	40,681,301	$0.07
Granted	5,000,000	$0.11
Vested	-	-
Forfeited	-	-

Outstanding, December 31, 2012	45,681,301	$0.08	4.96	$-

Expected to Vest After December 31, 2012	45,681,301	$0.08	4.96	$-

As of December 31, 2012, there was approximately $1,580,000 of total unrecognized compensation costs related to the unvested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 4.96 years.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2012. No shares were issued pursuant to the ESPP in 2012 or 2011.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company did not make any matching contributions in 2012 or 2011.

Note 12. Earnings per Share:

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

	2012	2011
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$1,275,218	$351,848
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	133,050,998	131,988,462
Effect of dilutive securities-stock options and restricted awards	3,911,236	3,946,625
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	136,962,234	135,935,087
Basic earnings per common share	$0.01	$0.00
Diluted earnings per common share and common share equivalent	$0.01	$0.00

Options to purchase shares of common stock that were outstanding at December 31, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would have been antidilutive, are as follows:

	2012	2011
Anti-dilutive options	1,335,000	1,349,500

Note 13. Stock Warrants

There were no outstanding warrants as of December 31, 2012 or December 31, 2011.

Note 14. Legal Proceedings

SmartCard Marketing Systems, Inc.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on November 14, 2012, the Company’s wholly-owned subsidiary, FiCentive, Inc. commenced legal action against its former customer, SmartCard Marketing Systems, Inc., in the 57th Judicial District Court of Bexar County, Texas on September 17, 2012. In the complaint, the Company alleged, among other things, that SmartCard Marketing Systems breached the terms of the sales agreement executed by the parties. The Company sought to recover economic damages of approximately $72,000 and attorneys’ fees.

On November 25, 2012, FiCentive entered into a confidential compromise settlement agreement and full and final release with SmartCard Marketing Systems (the “Settlement Agreement”). Under the terms of the Settlement Agreement, SmartCard Marketing Systems agreed to pay FiCentive the sum of $35,000 in immediately available funds on or before November 27, 2012. On November 27, 2012, FiCentive received the payment of $35,000.
Additionally, pursuant to the terms of the Settlement Agreement, SmartCard Marketing Systems agreed to issue 500,000 unrestricted shares of its common stock to the Company by December 20, 2012. Upon receipt of both the payment of $35,000 and the receipt of the 500,000 unrestricted common stock shares, FiCentive has agreed to dismiss the pending litigation filed on September 17, 2012 in the 57th Judicial District Court of Bexar County, Texas, with prejudice. The terms of the Settlement Agreement allowed us to declare Smart Card Marketing Systems in breach of the Settlement Agreement, without notice and/or an opportunity to cure, and to proceed with the lawsuit if the $35,000 payment or the 500,000 unrestricted common stock shares were not paid, not delivered, not paid timely, returned or recalled by SmartCard Marketing Systems, their representatives, their transfer agent, or their financial institution.

On December 17, 2012, the 500,000 unrestricted common stock shares of SmartCard Marketing Systems were tendered to the Company. On that same date, pursuant to the terms of the Settlement Agreement, FiCentive dismissed the pending litigation filed in the 57th Judicial District Court of Bexar County, Texas, with prejudice.

Note 15. Subsequent Events

As previously disclosed, in 2002, the Company recognized a loss on margin loans it guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and the Company’s current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, the Company’s President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, the Company signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to the Company in four equal annual payments of cash or stock or any combination thereof.

As of December 31, 2012, Mr. Long owed the Company $377,651 and Mr. Hoch owed the Company $324,686. The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on the Company’s balance sheet at December 31, 2012.

On March 11, 2013, in accordance with the Company’s employment agreements with Mr. Long and Mr. Hoch, the Company accepted shares of the Company’s common stock owned by Mr. Long and Mr. Hoch as satisfaction in full for the remaining amounts owed to the Company as annual payments due to the loss on margin loans guaranteed by the Company for Mr. Long and Mr. Hoch. These amounts are described in further detail in Note 9.

On March 11, 2013, the Company also agreed to purchase additional shares of its common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively The Company agreed to the additional common stock purchases in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch to compensate the executives for their service to the Company. As a result, the Company incurred a one-time reduction in cash of $301,255.

Accordingly, on March 11, 2013, the Company accepted an aggregate of 2,969,459 shares of the Company’s common stock valued at $534,503, and an aggregate of 2,606,051 shares of the Company’s common stock valued at $469,089 from Mr. Long and Mr. Hoch, respectively, as satisfaction in full of their aggregated outstanding amounts of $702,337 owed to the Company and aggregated compensation of $301,255 paid to Mr. Long and Mr. Hoch in lieu of cash bonuses. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.18 per share, which was the closing price of the common stock on March 1, 2013. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock and the Company no longer carries a “Related Party Receivable” on its balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our executive officers and/or directors as of December 31, 2012:

Michael R. Long, age 68 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Long has served as our Chief Executive Officer and Chairman of our Board of Directors since July 1998. He has also held the position of our Chief Financial Officer since September 2003, in addition to his other positions with us. Mr. Long has more than thirty years of senior executive management and systems development experience in six publicly traded companies, as well as experience operating a systems consulting business. Before assuming the highest position with our Company, Mr. Long was Vice President of Information Technology at Billing Concepts, Inc., the largest third party billing clearinghouse for the telecommunications industry. Mr. Long's career experience also includes financial services industry business development for Anderson Consulting and several executive positions in publicly traded telecommunications and financial services companies. Mr. Long is a valuable member of our Board due to his depth of operating, strategic, systems development, transactional, and senior management experience in our industry. Additionally, Mr. Long has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Louis A. Hoch, age 47 - President, Chief Operating Officer and Vice Chairman of the Board

Mr. Hoch has served as our President, Chief Operating Officer, and a director of our Company since July 1998, and also serves as Vice Chairman of our Board of Directors and as Chief Executive Officer of our wholly-owned subsidiary FiCentive, Inc. Mr. Hoch is a valuable member of our Board as he has over twenty years of management experience, sixteen years of which were at a senior executive level in large systems development, and he is an expert in payment processing, call center operations and service bureau operations. He holds inventor status on U.S. Patent 7,021,530 (“System and method for managing and processing stored-value cards and bill payment therefrom.”). Mr. Hoch has held various key management positions with U.S. Long Distance, Billing Concepts, Inc. and Anderson Consulting. Mr. Hoch holds a BBA in Computer Information Systems and an MBA in International Business Management, both from Our Lady of the Lake University Business School.

Larry Morrison, age 53 - Vice President, Sales and Marketing Officer

Mr. Morrison has served as our Vice President, Sales and Marketing Officer since July 2003. Mr. Morrison has over twenty-five years of experience in all aspects of sales and sales management. Before joining our Company to oversee all sales and marketing functions, Mr. Morrison served as a major accounts executive for a tier one telecommunications provider and vice president of sales and operations for a major two-way communications firm. His background also includes management and implementation of large government communication systems installations both domestic and abroad.

Peter G. Kirby, Ph.D. SPHR CM, age 73 - Director

Dr. Kirby has served a director of our Company since June 2001. Dr. Kirby has distinguished himself in professional and community activities in a career that spanned over thirty-five years. He is an accomplished public speaker and has provided consulting services to Fortune 100 firms. Dr. Kirby has published numerous works in the fields of management, decision-making and human resources. He has been a director on many university advisory councils and boards and has served on many charitable committees and foundations. Dr. Kirby retired in 2006 as a tenured professor of management at Our Lady of the Lake University in San Antonio, Texas, where he taught for seventeen years. Dr. Kirby served as Chair of the QFN Economic Development Corporation, a Canadian corporation, from April 2007 to May 2008. Dr. Kirby is a valuable member of our Board due to his depth of strategic and management experience.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2012, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year except twelve Form 4s filed by Mr. Hoch were late by 1 day, eight Form 4s were late by 2-3 days and one Form 4 was late by 7 days. All the trades were executed under a 10(b)5-1 trading plan in which Mr. Hoch did not specify any specific trading days or trading conditions that would give him knowledge of when a trade should occur. As a result, Mr. Hoch was not aware of trade executions in a timely manner.

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

We consider recommendations for director candidates from our directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas, 78216, and the Board of Directors will consider such nominee. The Board of Directors selects the director candidates slated for election. We do not have a separately designated nominating committee in light of resource allocations made by the Board of Directors in its business judgment.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

AUDIT COMMITTEE

We have a separately designated audit committee, and its membership consists solely of our independent director, Dr. Peter Kirby. We do not currently have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K serving on our Audit Committee. We have been unable to find a suitable replacement for the independent director who previously served on the Audit Committee and satisfied the definition of “audit committee financial expert.” We are still seeking an independent director to serve as the audit committee financial expert and to serve on the Audit Committee alongside Dr. Kirby.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2012 and 2011 awarded to, earned by, or paid to (i) our Principal Executive Officer; and (ii) our two most highly compensated executive officer. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2012 and 2011

Name and Principal Position	Year Ended Dec. 31,	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

Michael R. Long Chairman, Chief Executive Officer and Chief Financial Officer	2012	217,699	(3)	74,000	(4)	78,998	(5)	-	-	-	12,117	382,814
	2011	24,000	(6)	216,000	(7)	131,592	(5)	-	-	-	12,117	383,709

Louis A. Hoch Vice Chairman, President and Chief Operating Officer	2012	199,692	(8)	74,000	(9)	99,182	(5)	-	-	-	2,520	375,394
	2011	24,000	(10)	216,000	(11)	151,776	(5)	-	-	-	2,520	394,296

Larry Morrison Vice President, Sales and Marketing Officer	2012	110,000		12,000		14,870	(13)	-	-	-	1,008	137,878
	2011	45,500		20,000		13,632	(12)	-	-	-	1,008	80,140	(12)
_____________
(1)	There were no stock options granted to any of our named executive officers during fiscal year 2012 or 2011.

(2)	This column reflects premiums paid by us for term life insurance coverage on behalf of the named executive officer.

(3)
In 2012, Mr. Long elected to receive a base salary of $190,000 per annum in lieu of the base salary of $375,000 that would have been due for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long. Under the terms of the fourth amendment to the employment agreement, Mr. Long agreed to amend his annual base salary for 2012 to $255,000 from $375,000. Total base salary earned by Mr. Long for 2012 was $217,699.

(4)
Mr. Long’s 2012 bonus compensation consisted of: (a) a one-time cash bonus of $10,000 on May 24, 2012; (b) a one-time cash bonus of $10,000 on September 17, 2012; and (c) ) a one-time cash bonus of $54,000 on November 1, 2012. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

(5)
In this column, the figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(6)
On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Long. Under the terms of the third amendment to the employment agreement, Mr. Long agreed to reduce his annual base salary for 2011 to $24,000 from $375,000.

(7)	On November 13, 2011, Mr. Long was granted a one-time cash bonus of $216,000 by us pursuant to the terms of our employment agreement with Mr. Long, as amended.

(8)
 In 2012, Mr. Hoch elected to receive a base salary of $175,000 per annum in lieu of the base salary of $350,000 that would have been due for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreements with Mr. Hoch. Under the terms of the fourth amendment to the employment agreement, Mr. Hoch agreed to amend his annual base salary for 2012 to $235,000 from $350,000. Total base salary earned by Mr. Hoch for 2012 was $199,692. .

(9)
Mr. Hoch’s 2012 bonus compensation consisted of: (a) a one-time cash bonus of $10,000 on May 24, 2012; (b) a one-time cash bonus of $10,000 on September 17, 2012; and (c) ) a one-time cash bonus of $54,000 on November 1, 2012. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Hoch, as amended.

(10)
 On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Hoch. Under the terms of the third amendment to the employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2011 to $24,000 from $350,000.

(11)	On November 13, 2011, Mr. Hoch was granted a one-time cash bonus of $216,000 by us pursuant to the terms of our employment agreement with Mr. Hoch, as amended.

(12)
This stock award valued at $13,632 for Mr. Morrison was inadvertently left off our disclosure of Mr. Morrison’s compensation for the fiscal year ended December 31, 2011 as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed April 3, 2012. The figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(13)
The figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long agreed to serve as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for each year thereafter, unless increased by us. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received a cash payment of $15,000, 500,000 shares of common stock from our Employee Plan, and an aggregate of 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2009 to $190,000 from $375,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2010 to $24,000 from $375,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2011 to $24,000 from $375,000. In 2012, Mr. Long elected to receive a base salary of $190,000 per annum in lieu of the base salary of $375,000 that would have been due for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2012 to $255,000 from $375,000. Total base salary earned by Mr. Long for 2012 was $217,699.

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007. Under the agreement, Mr. Hoch agreed to serve as our Vice Chairman of the Board, President and Chief Operating Officer. The agreement provides for base annual salaries of $175,000 for 2007, $275,000 for 2008 and $350,000 for each year thereafter, unless increased by us. In addition, Mr. Hoch will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Hoch received a cash payment of $15,000, 500,000 shares of common stock from our Employee Plan, and 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2009 to $175,000 from $350,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2010 to $24,000 from $350,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2011 to $24,000 from $350,000. In 2012, Mr. Hoch elected to receive a base salary of $175,000 per annum in lieu of the base salary of $350,000 that would have been due for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2012 to $235,000, from $350,000. Total base salary earned by Mr. Hoch for 2012 was $199,692.

We do not have an employment agreement with Mr. Larry Morrison.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2012, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2012

	Option awards (1)				Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)
Michael R. Long
12/30/2003	400,000	-	0.14	12/30/2013	-	-
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	176,276
12/27/2006	-	-	-	-	2,500,611	325,079
2/27/2007	-	-	-	-	2,500,000	325,000
1/09/2008	-	-	-	-	7,750,000	1,007,500
10/04/2012	-	-	-	-	1,000,000	130,000

Louis A. Hoch
12/30/2003	425,000	-	0.14	12/30/2013	-	-
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	270,599
12/27/2006	-	-	-	-	4,083,333	530,833
2/27/2007	-	-	-	-	2,500,000	325,000
1/09/2008	-	-	-	-	7,750,000	1,007,500
10/04/2012	-	-	-	-	1,000,000	130,000

Larry Morrison
12/29/2005	-	-	-	-	95,156	12,370
12/27/2006	-	-	-	-	1,000,000	130,000
1/09/2008	-	-	-	-	700.000	91,000
10/04/2012	-	-	-	-	450,000	58,500
___________
(1)	We did not issue any equity incentive plan awards during the years ended December 31, 2012 and 2011.

(2)
Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009, 2010, 2011 and 2012. Unvested common stock granted on October 4, 2012 vests on October 4, 2022.

(3)	Calculated using the OTC Bulletin Board, or OTCBB, closing price of $0.13 per share of our common stock on December 31, 2012.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2012 or 2011.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

The employment agreements we entered into with Mr. Long and Mr. Hoch, respectively, provide for potential payments upon termination of a change of control. The agreements contain similar terms and provide that upon termination of the executive’s employment with us due to death or disability, involuntary termination without cause, termination for good reason or default by us, termination due to non-renewal of the agreement, or a change of control, the executive is entitled to deferred compensation. The amount of deferred compensation shall consist of the amount which is calculated as the greater of the base salary payments that the executive would have received had his employment continued for the remaining term of the agreement (including yearly increases, if any, calculated at the maximum increase for the prior two years), or an amount equal to 2.95 times the higher annual compensation earned by him in the past two years. In addition to this compensation, the executive shall be entitled to all of the benefits otherwise provided in the agreement during that period of time which is the greater of the remaining term of the agreement, or one year, and an amount equal to the pro rata portion of his bonus compensation for the year in which his employment is terminated. In addition, all stock options and restricted stock granted to the executive shall become fully vested upon his termination for any of the aforementioned reasons. Also, in consideration of the executive’s obligations for a period of two years after the termination of his employment under a non-competition clause set forth in the employment agreement, he shall be paid an amount equal to 2 times the base salary paid to him in the year prior to the expiration of the agreement.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2012. Directors who are also employees are included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2012

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Peter G. Kirby (1)	0	6,348	0	0	0	0	6,348
__________________
(1)
Dr. Kirby is our sole non-employee director. He did not receive cash compensation for serving on our Board for the fiscal year ended December 31, 2012. We have previously granted stock awards to Dr. Kirby as compensation for his prior service on our Board. We have calculated that Dr. Kirby earned $6,348 for the fiscal year ended December 31, 2012, which represents the fair value of his accrued stock awards recognized for financial statement reporting purposes only and is not compensation earned by the director. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. for the fiscal year ended December 31, 2012. At December 31, 2009, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018 and 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the values of our stock awards.

At December 31, 2012, Dr. Kirby had outstanding options to purchase 618,000 shares of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2012 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each current director, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 31, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholder Known by Us to Own 5% or More of Our Common Stock

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned (1)

Robert Evans (2) P.O. Box 56, Williamsville, IL 62693	14,020,000	(2)	9.6%
____________
(1)	We had a total of 147,721,077 shares of common stock issued and 142,725,833 shares of common stock outstanding on December 31, 2012.

(2)	We relied on the Form 4 filed by Robert Evans with the SEC on June 9, 2011 for this information.

		Amount of Beneficial Ownership			Percent of Shares Beneficially Owned (2)
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (3)	Total
Michael Long (4)	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	34,728,628	781,833	35,510,461	24.3%
Louis Hoch (5)	President, Chief Operating Officer, and Vice Chairman of the Board	36,503,975	1,011,147	37,515,122	25.6%
Larry Morrison (6)	Vice President, Sales and Marketing	2,410,695	226,795	2,637,490	1.8%
Peter Kirby (7)	Director	1,200,500	618,000	1,818,500	1.2%
All directors and executive officers as a group (4 persons)		74,843,798	2,637,775	77,481,573	52.9%
_______________
(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

(2)	We had a total of 147,721,077 shares of common stock issued and 142,725,833 shares of common outstanding on December 31, 2012.

(3)	Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of December 31, 2012.

(4)	Includes 781,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(5)	Includes 1,011,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(6)	Includes 226,795 shares that Mr. Morrison has the right to acquire upon the exercise of stock options.

(7)	Includes 618,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

As of December 31, 2012, there are no arrangements among our beneficial owners known to management which may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Michael R. Long and Louis A. Hoch

As previously disclosed, in 2002, we recognized a loss on margin loans we guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and our current Chief Executive Officer and Chief Financial Officer; and Louis A. Hoch, our President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their respective employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay to us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salaries of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed to us $133,825 and $112,343, respectively, for the second installment of their loan repayments. The total amount owed to us for the second installment was $246,168 and is classified as “Related Party Receivable” on our balance sheet at December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to us for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to us by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to us for the second installment of their loan repayments and the amount the Company owed to each executive as deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

On November 12, 2009, we executed amendments to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2009 to $190,000 and $175,000, respectively, from $375,000 and $350,000, respectively.

In December 2009, Mr. Long and Mr. Hoch did not pay to us the third annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had partially deferred payment of their salary for 2009 called for under their respective employment agreements. At December 31, 2009, we owed Mr. Long and Mr. Hoch deferred salaries for 2009 of $162,385 and $141,808, respectively, and Mr. Long and Mr. Hoch owed to us $133,825 and $112,343, respectively, for the third installment of their loan repayments. The total amount owed to us for the unpaid installments was $456,168 and was classified as “Related Party Receivable” on our balance sheet at December 31, 2009.

On April 12, 2010, we executed a second amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the second amendment to their respective amended employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2010 to $24,000 each from $375,000 and $350,000, respectively, and to change their annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement.

In December 2010, Mr. Long and Mr. Hoch did not pay to us the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we continued to be unable to pay the deferred salaries that were called for under their respective employment agreements. At December 31, 2010, we owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balances. As of December 31, 2010, Mr. Long and Mr. Hoch owed to us $133,825 and $112,343, respectively, for the fourth and final installment of their loan repayments. The total amount owed to us for the unpaid installments was classified as “Related Party Receivable” on our balance sheet and was $702,337 and $703,060 is at December 31, 2011 and 2010, respectively.

On January 14, 2011, we executed a third amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the third amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to reduce their annual base salaries for 2011 to $24,000 and $24,000, respectively, from $375,000 and $350,000, respectively.

At December 31, 2011, we owed Mr. Long and Mr. Hoch a total of $23,473 and $3,300, respectively, in regards to their 2010 deferred salary balances, which were included in accrued expenses on our balance sheet. We paid the obligations in the first quarter of 2012 and thus, our balance sheet at December 31, 2012 did not reflect any such amounts owed at December 31, 2012.

On July 2, 2012, we executed a fourth amendment to its employment agreements with Mr. Long and Mr. Hoch. Under the terms of the fourth amendment to their respective employment agreements, Mr. Long and Mr. Hoch agreed to amend their annual base salaries for 2012 to $255,000 and $235,000, respectively, from $375,000 and $350,000, respectively.

As of December 31, 2012, Mr. Long owed to us $377,651 and Mr. Hoch owed to us $324,686. The total amount for the unpaid installments of $702,337 is classified as “Related Party Receivable” on our balance sheet at December 31, 2012.

On March 11, 2013, in accordance with our employment agreements with Mr. Long and Mr. Hoch, we accepted shares of our common stock owned by Mr. Long and Mr. Hoch as satisfaction in full for the remaining amounts owed to us as annual payments due to the loss on margin loans guaranteed by us for Mr. Long and Mr. Hoch.

On March 11, 2013, we also agreed to purchase additional shares of our common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively. We agreed to the additional common stock purchases in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch to compensate the executives for their service. As a result, we incurred a one-time reduction in cash of $301,255.

Accordingly, on March 11, 2013, we accepted an aggregate of 2,969,459 shares of our common stock valued at $534,503, and an aggregate of 2,606,051 shares of our common stock valued at $469,089 from Mr. Long and Mr. Hoch, respectively, as satisfaction in full of their aggregated outstanding amounts of $702,337 owed to us and aggregated compensation of $301,255 paid to Mr. Long and Mr. Hoch in lieu of cash bonuses. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.18 per share, which was the closing price of the common stock on March 1, 2013. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock and we no longer carry a “Related Party Receivable” on our balance sheet.

By virtue of Mr. Long and Mr. Hoch’s officer positions with us, they are each considered a related party of our Company under federal securities law. Our Board of Directors has acknowledged that our entry into this agreement with Mr. Long and Mr. Hoch is a related party transaction and has approved such transactions.

We believe these transactions will, in the short and long term, benefit our shareholders. Removing these loans improves our balance sheet which we believe could improve our access to capital in the future in the event we decide to seek capital. We also view the repayments of these loans as positioning our Company for the next step in our plans to continue our growth and increase value for shareholders including positioning our Company for a planned application to list our shares on NYSE MKT or other national market. Finally, retiring a total of 5,575,510 shares of common stock will decrease the shares in our public float and increase the percentage ownership of our existing shareholders.

Herb Authier

During the years ended December 31, 2012 and 2011, we paid Herb Authier a total of $31,250 and $30,000 in cash, respectively, for services related to network engineering and administration that he provided to us. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2012, Messrs. Michael R. Long, Louis A. Hoch, and Peter G. Kirby served on our Board of Directors. The Board has determined Dr. Kirby was our sole independent board member as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011 as included in our annual report on Form 10-K, are set forth in the table below.

	2012	2011

Audit fees	$41,500	$38,100
Tax fees	3,350	2,500

Total fees	$44,850	$40,600

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees. This column includes fees for professional services billed for the audit of the consolidated financial statements included in our annual report on Form 10-K filing, the review of consolidated financial statements included in our quarterly reports on Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees include amounts billed to us during each respective calendar year.

Tax Fees. This column includes fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to dispositions, and requests for rulings or technical advice from taxing authorities. The fees include amounts billed to us during each respective calendar year.

Audit Committee’s Pre-Approval Policies and Procedures

We may not engage our independent registered public accounting firm to render any audit or non-audit service unless our Audit Committee approves the service in advance. 100% of the services performed by our independent registered public accounting firm described above were approved in advance by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

10.8
First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9
Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.10
Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11
Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12
Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13
Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14
Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15
Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16
Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (filed herewith).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (filed herewith).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1
Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1 to the Form 10-K filed March 31, 2008, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE*	XBRL Taxonomy Presentation Linkbase Document (filed herewith).
____________________
*
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

Payment Data Systems, Inc.

Date: April 1, 2013	By:	/s/ Michael R. Long
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

Date: April 1, 2013	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, and
Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)

Date: April 1, 2013	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: April 1, 2013	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director