Form 10-Q
period 2013-03-31
PAYMENT DATA SYSTEMS INC
filed 2013-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☑ Yes  No    ☐

As of May 10, 2013, 137,150,323 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,401,047	$3,759,791
Accounts receivable, net	138,286	403,303
Prepaid expenses and other	91,081	114,699
Total current assets	2,630,414	4,277,793

Property and equipment, net	100,168	91,330

Other assets:
Related party receivable	-	702,337
Marketable securities	21,217	31,467
Other assets	118,815	52,693
Total other assets	140,032	786,497

Total assets	$2,870,614	$5,155,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,457	$203,066
Accrued expenses	545,825	695,202
Customer deposits payable	1,284,768	2,115,122
Deferred revenue	962	3,875
Total current liabilities	1,895,012	3,017,265

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,721,077 and 147,721,077 issued, and 137,150,323 and 142,725,833 outstanding at March 31, 2013 (unaudited) and December 31, 2012, respectively	147,721	147,721
Additional paid-in capital	56,873,423	56,873,423
Treasury stock, at cost; 10,570,754 and 4,995,244 shares	(1,241,749)	(238,158)
Deferred compensation	(1,506,780)	(1,580,050)
Accumulated deficit	(53,297,013)	(53,064,581)
Total stockholders’ equity	975,602	2,138,355

Total liabilities and stockholders’ equity	$2,870,614	$5,155,620

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues	$1,059,503	$1,295,870

Operating expenses:
Cost of services	826,299	772,477
Selling, general and administrative:
Stock-based compensation	73,270	59,520
Other expenses	376,300	404,461
Depreciation	6,292	431
Total operating expenses	1,282,161	1,236,889

Operating income (loss)	(222,658)	58,981

Other income (expense), net	(9,774)	10,091

Income (loss) before income taxes	(232,432)	69,072
Income taxes	-	-

Net income (loss)	$(232,432)	$69,072

Basic and diluted earnings (net loss) per common share:	$0.00	$0.00
Weighted average common shares outstanding
Basic	133,698,682	132,565,984
Diluted	133,698,682	136,164,096

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Operating activities:
Net income (loss)	$(232,432)	$69,072
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Unrealized loss on marketable securities	10,250	-
Depreciation	6,292	431
Non-cash stock based compensation	73,270	59,520

Changes in current assets and current liabilities:
Accounts receivable	265,017	203,034
Prepaid expenses and other	23,618	3,295
Other assets	(66,122)	10,000
Accounts payable and accrued expenses	(288,986)	(8,535)
Customer deposits payable	(830,354)	(1,533,336)
Deferred revenue	(2,913)	(853)
Net cash (used) by operating activities:	(1,042,360)	(1,197,372)

Investing activities:
Purchases of property and equipment	(15,129)	(1,659)
Purchases of treasury stock	(301,255)	-
Net cash (used) by investing activities:	(316,384)	(1,659)

Financing activities:
Payments on debt	-	(300,000)
Net cash (used) by financing activities:	-	(300,000)

Change in cash and cash equivalents	(1,358,744)	(1,499,031)
Cash and cash equivalents, beginning of period	3,759,791	3,678,688

Cash and cash equivalents, end of period	$2,401,047	$2,179,657

Non-cash item:
Settlement of related party receivable with treasury stock	$702,337	$-

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. Cash also includes customer deposits.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2013, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.

Customer Deposits: A security deposit may be required by the Company. The deposit is used to offset any returned items or chargebacks to the Company. The customer deposit may be revised by Company based on periodic review of transaction volumes, amounts and return. Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer. The customer deposit does not accrue interest.

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

Certain amounts for 2012 have been reclassified for comparative purposes for 2013.

Note 2. Accrued Expenses

Accrued expenses consist of the following balances:

	March 31, 2013	December 31, 2012

Accrued salaries	$118,647	$142,257
Reserve for processing losses	214,839	214,560
Accrued commissions	73,250	78,071
Accrued taxes	73,404	92,849
Other accrued expenses	65,685	167,465
Total accrued expenses	$545,825	$695,202

Note 3. Line of Credit

In November 2011, the Company secured a line of credit, which provided a maximum borrowing of $500,000. The credit line bore interest at 2.25% and was collateralized by a $500,000 certificate of deposit. The line of credit and associated certificate of deposit matured on November 16, 2012. Accordingly, the line of credit expired according to its terms and the collateral was released. For the three months ended March 31, 2012, the Company made repayments of $300,000 under the line of credit.

Note 4. Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	Three Months Ended March 31,
	2013	2012
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(232,432)	$69,072
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	133,698,682	132,565,984
Effect of dilutive securities	-	3,598,112
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	133,698,682	136,164,096
Basic earnings (loss) per common share	$0.00	$(0.00)
Diluted earnings (loss) per common share and common share equivalent	$0.00	$(0.00)

The awards and options to purchase shares of common stock that were outstanding for the three months ended March 31, 2013 and 2012 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2013	2012

Anti-dilutive awards and options	11,144,270	2,984,421

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

	At March 31, 2013
Recurring Fair Value Measures	Level 1		Level 2	Level 3	Total

Assets:
Marketable securities		$21,217	$-	$-	$21,217

Liabilities:
None	$		$-	$-	$-

	At December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Assets:
Marketable securities	$31,467	$-	$-	$31,467

Liabilities:
None	$-	$-	$-	$-

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

On March 11, 2013, the Company also agreed to purchase additional shares of its common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively, in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch. Such bonuses were intended to compensate the executives for their service. As a result, the Company incurred a one-time reduction in cash of $301,255.

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

Herb Authier

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company paid Herb Authier a total of $10,800 and $31,250 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service under the domain name www.billx.com, which allows consumers to process online payments to any other individual, including family and friends. We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with a corporation’s logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use. Depending on the mutually agreed-up terms between us and the corporation, the card programs may allow the cards to be reloaded with funds. In some cases, the cards can be used at Automatic Teller Machines to withdraw cash.

We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. However, we reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012 due primarily to our expanded customer base and associated increased transaction volumes. We reported, however, a net loss of $232,432 for the three months ended March 31, 2013. While our credit card and debit card processing transactions were the highest we have ever experienced in any previous quarter and our prepaid card volumes were also up as compared to the volumes in the same period in the prior year, we experienced lower ACH transaction volumes for the three months ended March 31, 2013, which resulted in reduced revenue. We believe the increase in number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, the increase in the number of our prepaid customers, the addition of new clients in our sales pipeline, and the associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future. To regain profitability, we must, among other things, maintain and continue to grow our customer base; implement a successful marketing strategy; continue to maintain and upgrade our technology and transaction-processing systems; provide superior customer service; respond to competitive developments; attract, retain and motivate qualified personnel, and respond to unforeseen industry developments; and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses; (b) add quality customers to our client base; (c) meet evolving customer requirements; and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses. We believe we will be able to regain and maintain profitability in the near future.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Our estimate for processing losses is likely to increase in the future as our volume of transactions processed increases. At March 31, 2013 and December 31, 2012, our reserve for processing losses was $214,839 and 214,560, respectively.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Our estimate for bad debt losses is likely to increase in the future as the volume of our transactions processed increases. At March 31, 2013 and December 31, 2012, our allowance for doubtful accounts was $50,362, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2013, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2012 or during the three months ended March 31, 2013.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2013 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2012, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2013 decreased 18% to $1,059,503, as compared to $1,295,870 for the quarter ended March 31, 2012. The decrease for the three months ended March 31, 2013 as compared to the same period in the prior year was primarily attributed to a decrease in the number of our ACH customers partially offset by the increased transaction volume from card-based processing services.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 7% to $826,299 for the quarter ended March 31, 2013, as compared to $772,477 for the same period in the prior year. The increase for the three months ended March 31, 2013 as compared to the same period in the prior year was primarily due to the increased variable costs related to processing our increased card-based transaction volume.

Stock-based compensation expenses were $73,270 and $59,520, respectively, for the three months ended March 31, 2013 and 2012. These amounts represent the amortization of deferred compensation expenses related to incentive stock grants to employees.

Selling, general and administrative expenses decreased 8% to $376,300 for the quarter ended March 31, 2013, as compared to $404,461 for the same period in the prior year. The increase for the three months ended March 31, 2013 as compared to the same period in the prior year was primarily due to increased insurance, accounting, legal and marketing expenses and the reduced accrual of annual bonuses required by executive employee agreements.
Depreciation was $6,292 for the quarter ended March 31, 2013, as compared to $431 for the same period in the prior year.

Other income (expense), net was expense of $9,774 for the three months ended March 31, 2013, as compared to income of $10,091 for the same period in the prior year.

We reported a net loss of $232,432 for the quarter ended March 31, 2013, as compared to net income of $69,072 for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $2,401,047 of cash and cash equivalents, compared to $3,759,791 of cash and cash equivalents at December 31, 2012. We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. However, we reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012. Additionally, we reported working capital of $1,260,528 at December 31, 2012, as compared to a working capital deficit of $211,744 at December 31, 2011, and positive working capital of $735,402 at March 31, 2013. We, however, reported a net loss of $232,432 for the three months ended March 31, 2013. While our credit card and debit card processing transactions were the highest we have ever experienced in any previous quarter and our prepaid card volumes were also up as compared to the volumes in the same period in the prior year, we experienced lower ACH transaction volumes for the three months ended March 31, 2013, which resulted in reduced revenue. We believe the increase in number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, the increase in the number of our prepaid customers, the addition of new clients in our sales pipeline, and the associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future.

Net cash used by operating activities was $1,042,360 for the three months ended March 31, 2013, as compared to $1,197,372 for the same period in the prior year. The decrease in net cash used by operating activities for the three months ended March 31, 2013 as compared to the same period of the prior year was primarily attributable to a $830,354 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH, as compared to a $1,533,336 decrease in customer deposit payables for the same period in the prior year. The decrease for the three months ended March 31, 2013 was partially offset by a net loss of $232,432 for the three months ended March 31, 2013, as compared to net income of $69,072 for the same period in the prior year, and an decrease in accounts payable and accrued expenses of $288,986 for the three months ended March 31, 2013, as compared to a decrease in accounts payable and accrued expenses of $8,535 for the same period in the prior year.

Net cash used by investing activities was $316,384 for the three months ended March 31, 2013; $301,255 of this amount represented the purchase by us of additional shares of common stock owned by Mr. Long and Mr. Hoch in the first quarter of 2013. Net cash used by investing activities was $1,659 for the same period in the prior year.

There were no cash flows generated by or used by financing activities for the three months ended March 31, 2013.  Net cash used by financing activities was $300,000 for the same period in the prior year and represented the repayment of the balance outstanding under our line of credit.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended March 31, 2013, we did not sell any unregistered equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchased common stock during the first quarter of 2013.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1: 1/1/13-1/31/13	0	N/A	N/A	N/A
Month #2: 2/1/13-2/28/13	0	N/A	N/A	N/A
Month #3: 3/1/13-3/31/13	5,575,510	$0.18	0	0
Total	5,575,510	$0.18	0	0

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

On March 11, 2013, we also agreed to purchase additional shares of our common stock owned by Mr. Long and Mr. Hoch, valued at $156,852 and $144,403, respectively, in lieu of the issuances of cash bonuses to Mr. Long and Mr. Hoch. Such bonuses were intended to compensate the executives for their service. As a result, we incurred a one-time reduction in cash of $301,255.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2013, we did not default on any senior securities.

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

10.1
Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as Exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11
Prepaid Card Program Agreement between FiCentive, Inc. and University National Bank, dated August 29, 2011 (included as Exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

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

10.16
Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2012).

10.17
First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as Exhibit 10.17 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

10.18
Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as Exhibit 10.18 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

10.19
Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as Exhibit 10.19 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE*	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

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

PAYMENT DATA SYSTEMS, INC.

Date: May 15, 2013	By:	/s/ Michael R. Long
Michael R. Long Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)