Form 10-Q
period 2013-06-30
PAYMENT DATA SYSTEMS INC
filed 2013-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

As of August 9, 2013, 137,150,323 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,349,675	$3,759,791
Accounts receivable, net	90,386	403,303
Prepaid expenses and other	57,950	114,699
Total current assets	2,498,011	4,277,793

Property and equipment, net	134,185	91,330

Other assets:
Related party receivable	-	702,337
Marketable securities	83,537	31,467
Other assets	114,022	52,693
Total other assets	197,559	786,497

Total assets	$2,829,755	$5,155,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,063	$203,066
Accrued expenses	586,857	695,202
Customer deposits payable	1,428,896	2,115,122
Deferred revenue	550	3,875
Total current liabilities	2,047,366	3,017,265

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,721,077 and 147,721,077 issued, and 137,150,323 and 142,725,833 outstanding at June 30, 2013 (unaudited) and December 31, 2012, respectively	147,721	147,721
Additional paid-in capital	56,873,423	56,873,423
Treasury stock, at cost; 10,570,754 and 4,995,244 shares	(1,241,749)	(238,158)
Deferred compensation	(1,433,510)	(1,580,050)
Accumulated deficit	(53,563,496)	(53,064,581)
Total stockholders’ equity	782,389	2,138,355

Total liabilities and stockholders’ equity	$2,829,755	$5,155,620

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012

Revenues	$930,830	$1,469,702	$1,990,333	$2,765,571

Operating expenses:
Cost of services	823,788	908,093	1,650,088	1,680,471
Selling, general and administrative:
Stock-based compensation	73,270	59,520	146,540	119,040
Other expenses	348,085	366,037	724,385	770,596
Depreciation	7,587	1,179	13,878	1,610
Total operating expenses	1,252,730	1,334,829	2,534,891	2,571,717

Operating income (loss)	(321,900)	134,873	(544,558)	193,854

Other income and (expense):
Realized/unrealized gain (loss) on marketable securities	62,319	(15,151)	52,070	(15,151)
Other income (expense), net	97	(416)	573	9,675
Total other income and (expense)	62,416	(15,567)	52,643	(5,476)

Income (loss) before income taxes	(259,484)	119,306	(491,915)	188,378
Income taxes	7,000	15,000	7,000	15,000

Net income (loss)	$(266,484)	$104,306	$(498,915)	$173,378

Basic and diluted earnings (net loss) per common share:	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
Basic	131,331,572	132,565,984	131,331,572	132,565,984
Diluted	131,331,572	133,923,347	131,331,572	133,923,347

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Operating activities:
Net income (loss)	$(498,915)	$173,378
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Unrealized (gain) loss on marketable securities	(52,070)	15,151
Depreciation	13,878	1,610
Non-cash stock based compensation	146,540	174,384
Changes in current assets and current liabilities:
Accounts receivable	312,918	100,702
Prepaid expenses and other	56,749	(13,183)
Other assets	(61,329)	9,000
Accounts payable and accrued expenses	(280,348)	116,450
Customer deposits payable	(686,226)	(2,179,536)
Deferred revenue	(3,325)	793
Net cash (used) by operating activities:	(1,052,128)	(1,601,251)

Investing activities:
Purchases of property and equipment	(56,733)	(20,645)
Purchases of treasury stock	(301,255)	-
Net cash (used) by investing activities:	(357,988)	(20,645)

Financing activities:
Proceeds from debt	-	479,405
Payments on debt	-	(639,710)
Net cash (used) by financing activities:	-	(160,305)

Change in cash and cash equivalents	(1,410,116)	(1,782,201)
Cash and cash equivalents, beginning of period	3,759,791	3,678,688

Cash and cash equivalents, end of period	$2,349,675	$1,896,487

Non-cash item:
Settlement of related party receivable with treasury stock	$702,337	$-

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2013, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.

Customer Deposits: A security deposit may be required by the Company. The deposit is used to offset any returned items or chargebacks to the Company. The customer deposit may be revised by the Company based on periodic review of transaction volumes, amounts and chargebacks. Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer. The customer deposit does not accrue interest.

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

Reclassification: Certain amounts for 2012 have been reclassified for comparative purposes for 2013.

Note 2. Accrued Expenses

Accrued expenses consist of the following balances:

	June 30, 2013	December 31, 2012

Accrued salaries	$140,695	$142,257
Reserve for processing losses	297,172	214,560
Accrued commissions	69,868	78,071
Accrued taxes	39,650	92,849
Other accrued expenses	39,472	167,465
Total accrued expenses	$586,857	$695,202

Note 3. Line of Credit

In November 2011, the Company secured a line of credit, which provided a maximum borrowing of $500,000. The credit line bore interest at 2.25% and was collateralized by a $500,000 certificate of deposit. The line of credit and associated certificate of deposit matured on November 16, 2012. Accordingly, the line of credit expired according to its terms and the collateral was released. For the six months ended June 30, 2012, the Company made borrowings of $479,405 and repayments of $639,710 under the line of credit.

Note 4. Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(266,484)	$104,306	$(498,915)	$173,378
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	131,331,572	132,565,984	131,331,572	132,565,984
Effect of dilutive securities	-	1,357,363	-	1,357,363
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	131,331,572	133,923,347	131,331,572	133,923,347
Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per common share and common share equivalent	$0.00	$0.00	$0.00	$0.00

The awards and options to purchase shares of common stock that were outstanding for the three and six months ended June 30, 2013 and 2012 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Anti-dilutive awards and options	10,959,270	6,801,408	10,959,270	6,801,408

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

	At June 30, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$83,537	$-	$-	$83,537

Liabilities:
None	$-	$-	$-	$-

	At December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$31,467	$-	$-	$31,467

Liabilities:
None	$-	$-	$-	$-

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

Herb Authier

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company paid Herb Authier a total of $20,000 and $31,250 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service under the domain name www.billx.com, which allows consumers to process online payments to any other individual, including family and friends. We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with a corporation’s logo or trademark. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use. Depending on the mutually agreed-upon terms between us and the customer, the card programs may allow the cards to be reloaded with funds. In some cases, the cards can be used at Automatic Teller Machines to withdraw cash.

We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. However, we reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012 due primarily to our expanded customer base and associated increased transaction volumes. We reported, however, net losses of $266,484 and $498,915, respectively, for the three and six months ended June 30, 2013. While our credit card and debit card processing transactions were at the highest volume we have ever experienced in any quarter to date, we experienced lower ACH transaction volumes and prepaid card volumes for the three and six months ended June 30, 2013, which, ultimately, resulted in reduced revenue. We believe the increase in number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and the addition of new clients in our sales pipeline, and the associated increased transaction volumes will continue to provide sufficient cash for business operations for the foreseeable future. To regain profitability, we must focus on a number of key activities, such as maintaining and continuing to grow our customer base, implementing a successful marketing strategy, continuing to maintain and upgrade our technology and transaction-processing systems, providing superior customer service, responding to competitive developments, attracting, retaining and motivating qualified personnel, responding to unforeseen industry developments, and other factors including managing our operating expenses, adding quality customers to our client base, meeting evolving customer requirements, and adapting to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses. We believe we will be able to regain and maintain profitability in the near future.

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2013 and December 31, 2012, our reserve for processing losses was $297,172 and 214,560, respectively.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $49,782 and $50,362, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2013, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2012 or during the six months ended June 30, 2013.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2013 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2012, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

We follow ASC Topic 740-10, “Income Taxes.” ASC Topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. ASC Topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We have not recorded any unrecognized income tax benefits at June 30, 2013. Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2013 decreased 37% to $930,830, as compared to $1,469,702 for the quarter ended June 30, 2012. Revenues for the six months ended June 30, 2013 decreased 28% to $1,990,333 as compared to $2,765,571 for the six months ended June 30, 2012. While our credit card and debit card processing transactions were at the highest volume we have ever experienced in any quarter to date, we experienced lower ACH transaction volumes and prepaid card volumes for the three and six months ended June 30, 2013, which, ultimately, resulted in reduced revenue.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services decreased 9% to $823,788 for the quarter ended June 30, 2013, as compared to $908,093 for the same period in the prior year. Cost of services decreased 2% to $1,650,088 for the six months ended June 30, 2013, as compared to $1,680,471 for the same period in the prior year. The decrease for the three and six months ended June 30, 2013 as compared to the same periods in the prior year was primarily due to a reduction in the volume of transactions processed.

Stock-based compensation expenses were $73,270 and $146,540, respectively, for the quarter and six months ended June 30, 2013, and $59,520 and $119,040 for the same periods in the prior year. These amounts represent the amortization of deferred compensation expenses related to incentive stock awards to employees. The increase in expenses for the quarter and six months ended June 30, 2013 occurred because of the issuance of additional awards in 2012.

Selling, general and administrative expenses decreased 5% to $348,085 for the quarter ended June 30, 2013, as compared to $366,037 for the same period in the prior year. Selling, general and administrative expenses decreased 6% to $724,385 for the six months ended June 30, 2013, as compared to $770,596 for the same period in the prior year. The reduction in expenses for the quarter and six months ended June 30, 2013 represents reduced employee costs.

Depreciation expenses were $7,587 and $13,878 for the quarter and six months ended June 30, 2013, compared to $1,179 and $1,610 for the same periods in the prior year.

Other income (expense), net were incomes of $62,416 and $52,643 for the quarter and six months ended June 30, 2013 and primarily represented a $62,319 and a $52,070, respectively, unrealized gain on our marketable securities. Other income (expense), net, were expenses of $15,567 and $5,476 for the quarter and six months ended June 30, 2012 and primarily represented a $15,151 unrealized loss on our marketable securities.

We reported net losses of $266,484 and $498,915 for the quarter and six months ended June 30, 2013, as compared to net income of $104,306 and $173,378 for the same periods in the prior year.

Liquidity and Capital Resources

At June 30, 2013, we had $2,349,675 of cash and cash equivalents, compared to $3,759,791 of cash and cash equivalents at December 31, 2012. We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. However, we reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012 due primarily to our expanded customer base and associated increased transaction volumes. Additionally, we reported working capital of $1,260,528 at December 31, 2012, as compared to a working capital deficit of $211,744 at December 31, 2011, and positive working capital of $450,645 at June 30, 2013. We, however, reported net losses of $266,484 and $498,915 for the quarter and six months ended June 30, 2013, respectively.

Net cash used by operating activities was $1,052,128 for the six months ended June 30, 2013, as compared to $1,601,251 for the same period in the prior year. The decrease in net cash used by operating activities for the six months ended June 30, 2013 as compared to the same period of the prior year was primarily attributable to a $686,226 decrease in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via the ACH, as compared to a $2,179,536 decrease in customer deposit payables for the same period in the prior year and was partially offset by a net loss of $498,915 for the six months ended June 30, 2013, as compared to net income of $173,378 for the same period in the prior year, and an decrease in accounts payable and accrued expenses of $280,348 for the six months ended June 30, 2013, as compared to an increase in accounts payable and accrued expenses of $116,450 for the same period in the prior year.

Net cash used by investing activities was $357,988 for the six months ended June 30, 2013; $301,255 of this amount represented the purchase by us in the first quarter of 2013 of certain shares of common stock owned by Michael R. Long, our Chief Executive Officer and Chief Financial Officer, and Louis A. Hoch, our President and Chief Operating Officer, as satisfaction in full of certain outstanding amounts Mr. Long and Mr. Hoch owed to us. Net cash used by investing activities was $20,645 for the same period in the prior year.

There were no cash flows generated by or used by financing activities for the six months ended June 30, 2013. Net cash used by financing activities was $160,305 for the same period in the prior year and represented borrowings of $479,405 and repayments of $639,710 under our line of credit.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2013, we did not issue or sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2013, we did not default on any senior securities.

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

PAYMENT DATA SYSTEMS, INC.

Date: August 14, 2013	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)