Form 10-Q
period 2013-09-30
PAYMENT DATA SYSTEMS INC
filed 2013-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 8, 2013, 124,940,474 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,057,819	$3,759,791
Accounts receivable, net	141,558	403,303
Prepaid expenses and other	85,532	114,699
Total current assets	9,284,909	4,277,793

Property and equipment, net	130,966	91,330

Other assets:
Related party receivable	-	702,337
Marketable securities	23,953	31,467
Other assets	113,644	52,693
Total other assets	137,597	786,497

Total assets	$9,553,472	$5,155,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,091	$203,066
Accrued expenses	840,163	695,202
Customer deposits payable	8,155,247	2,115,122
Deferred revenue	137	3,875
Total current liabilities	9,037,638	3,017,265

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,721,077 and 147,721,077 issued, and 137,150,323 and 142,725,833 outstanding at September 30, 2013 (unaudited) and December 31, 2012, respectively	147,721	147,721
Additional paid-in capital	56,873,423	56,873,423
Treasury stock, at cost; 10,570,754 and 4,995,244 shares	(1,241,749)	(238,158)
Deferred compensation	(1,360,240)	(1,580,050)
Accumulated deficit	(53,903,321)	(53,064,581)
Total stockholders’ equity	515,834	2,138,355

Total liabilities and stockholders’ equity	$9,553,472	$5,155,620

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012

Revenues	$962,633	$2,333,698	$2,952,966	$5,099,269

Operating expenses:
Cost of services	824,857	1,272,169	2,474,945	2,952,838
Selling, general and administrative:
Stock-based compensation	73,270	59,520	219,810	178,560
Other expenses	324,862	379,016	1,049,247	1,149,415
Depreciation	8,871	1,968	22,749	3,578
Total operating expenses	1,231,860	1,712,673	3,766,751	4,284,391

Operating income (loss)	(269,227)	621,025	(813,785)	814,878

Other income and (expense):
Realized/unrealized gain (loss) on marketable securities	(59,584)	17,450	(7,514)	2,299
Other income (expense), net	78	(724)	651	8,952
Total other income and (expense)	(59,506)	16,726	(6,863)	11,251

Income (loss) before income taxes	(328,733)	637,751	(820,648)	826,129
Income taxes	11,092	11,009	18,092	26,009

Net income (loss)	$(339,825)	$626,742	$(838,740)	$800,120

Basic and diluted earnings ( loss) per common share:	$0.00	$0.00	$0.00	$0.01
Weighted average common shares outstanding
Basic	125,040,474	128,515,984	126,529,627	128,515,984
Diluted	125,040,474	129,764,054	126,529,627	129,764,054

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Operating activities:
Net income (loss)	$(838,740)	$800,120
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized (gain) loss on marketable securities	7,514	(2,299)
Depreciation	22,749	3,578
Non-cash stock based compensation	219,810	178,560

Changes in current assets and current liabilities:
Accounts receivable	261,745	(115,684)
Prepaid expenses and other	29,168	(57,764)
Other assets	(60,951)	(11,000)
Accounts payable and accrued expenses	(16,014)	507,038
Customer deposits payable	6,040,125	(1,621,796)
Deferred revenue	(3,738)	(61)
Net cash provided (used) by operating activities:	5,661,668	(319,308)

Investing activities:
Purchases of property and equipment	(62,385)	(22,922)
Net cash (used) by investing activities:	(62,385)	(22,922)

Financing activities:
Proceeds from line of credit	-	479,405
Payments on line of credit	-	(779,405)
Purchases of treasury stock	(301,255)	-
Net cash (used) by financing activities:	(301,255)	(300,000)

Change in cash and cash equivalents	5,298,028	(642,230)
Cash and cash equivalents, beginning of period	3,759,791	3,678,688

Cash and cash equivalents, end of period	$9,057,819	$3,036,458

Non-cash item:
Settlement of related party receivable with treasury stock	$702,337	$-

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2013, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.

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

Reclassification:  Certain amounts for 2012 have been reclassified for comparative purposes for 2013.

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2013	December 31, 2012

Accrued salaries	$120,850	$142,257
Reserve for processing losses	297,365	214,560
Accrued commissions	93,659	78,071
Accrued taxes	47,569	92,849
Other accrued expenses	280,720	167,465
Total accrued expenses	$840,163	$695,202

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

Note 4.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(339,825)	$626,742	$(838,740)	$800,120
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	125,040,474	128,515,984	126,529,627	128,515,984
Effect of dilutive securities	-	1,248,070	-	1,248,070
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	125,040,474	129,764,054	126,529,627	129,764,054
Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$0.01
Diluted earnings (loss) per common share and common share equivalent	$0.00	$0.00	$0.00	$0.01

The awards and options to purchase shares of common stock that were outstanding for the three and nine months ended September 30, 2013 and 2012 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012

Anti-dilutive awards and options	14,799,270	9,720,813	14,862,274	9,720,813

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

	At September 30, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$23,953	$-	$-	$23,953

Liabilities:
None	$-	$-	$-	$-

	At December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$31,467	$-	$-	$31,467

Liabilities:
None	$-	$-	$-	$-

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

Accordingly, following the completion of these transactions the Company has no remaining receivables or payables related to Mr. Long, Mr. Hoch or any other officer of the Company.

Herb Authier

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company paid Herb Authier a total of $30,769 and $31,250 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013, including the audited consolidated financial statements and the notes contained therein.

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

We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. However, we reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012 due primarily to our expanded customer base and the associated increased transaction volumes.  However, we reported net losses of $339,825 and $838,740, respectively, for the three and nine months ended September 30, 2013. While our credit card and debit card processing transactions decreased two percent from the previous quarter, the number of credit card and debit card processing transactions was the highest volume for any nine month period in the history of our Company.  However, we experienced lower ACH transaction volumes and prepaid card volumes for the three and nine months ended September 30, 2013, which, ultimately, resulted in reduced revenue for those periods. In the last few weeks of the quarter ended September 30, 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. ACH volumes reported for September 2013 were the highest we have experienced in 2013 to date.  We believe these trends will continue for the foreseeable future. We expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which will create increased transaction volumes.

We believe we will continue to have sufficient cash for business operations for the foreseeable future. To regain profitability, we must focus on a number of key activities, such as maintaining and continuing to grow our customer base, implementing a successful marketing strategy, continuing to maintain and upgrade our technology and transaction-processing systems, providing superior customer service, responding to competitive developments, attracting, retaining and motivating qualified personnel, responding to unforeseen industry developments, and other factors including managing our operating expenses, adding quality customers to our client base, meeting evolving customer requirements, and adapting to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and to outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses. We believe we will be able to regain and maintain profitability in the near future.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At September 30, 2013 and December 31, 2012, our reserve for processing losses was $297,365 and 214,560, respectively.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $49,782 and $50,362, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2013, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2012 or during the nine months ended September 30, 2013.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2013 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2012, we had available net operating loss carryforwards of approximately $44 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. We have not recorded any unrecognized income tax benefits at September 30, 2013. Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2013 decreased 59% to $962,633, as compared to $2,333,698 for the quarter ended September 30, 2012. Revenues for the nine months ended September 30, 2013 decreased 42% to $2,952,966, as compared to $5,099,269 for the nine months ended September 30, 2012.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services decreased 35% to $824,857 for the quarter ended September 30, 2013, as compared to $1,272,169 for the same period in the prior year. Cost of services decreased 16% to $2,474,945 for the nine months ended September 30, 2013, as compared to $2,952,838 for the same period in the prior year.  The decrease for the three and nine months ended September 30, 2013, as compared to the same periods in the prior year was primarily due to a reduction in the volume of transactions processed.

Stock-based compensation expenses were $73,270 and $219,810, respectively, for the quarter and nine months ended September 30, 2013, as compared to $59,520 and $178,560, respectively, for the same periods in the prior year. These stock-based compensation expenses represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees. The increase in these expenses for the quarter and nine months ended September 30, 2013, as compared to the same periods in the prior year, is related to the issuance of additional incentive stock awards in late 2012 and the related increased amortization of deferred compensation expenses recorded in 2013.

Other selling, general and administrative expenses decreased 14% to $324,862 for the quarter ended September 30, 2013, as compared to $379,016 for the same period in the prior year.  Other selling, general and administrative expenses decreased 9% to $1,049,247 for the nine months ended September 30, 2013, as compared to $1,149,415 for the same period in the prior year. The reduction in other selling, general and administrative expenses for the quarter and nine months ended September 30, 2013, as compared to the same periods in the prior year, represented reduced employee costs.

Depreciation expenses were $8,871 and $22,749 for the quarter and nine months ended September 30, 2013, as compared to $1,968 and $3,578 for the same periods in the prior year.

Other income (expense), net were expenses of $59,506 and $6,863 for the quarter and nine months ended September 30, 2013, and primarily represented unrealized respective losses of $59,584 and $7,514, on our marketable securities. Other income (expense), net, were incomes of $16,726 and $11,251 for the quarter and nine months ended September 30, 2012 and primarily represented unrealized respective gains of $17,450 and $2,299 on our marketable securities, in addition to other income of $8,952 for the nine months ended September 30, 2012.

We reported net losses of $339,825 and $838,740 for the quarter and nine months ended September 30, 2013, as compared to net income of $626,742 and $800,120 for the same periods in the prior year.

Liquidity and Capital Resources

At September 30, 2013, we had $9,057,819 of cash and cash equivalents, compared to $3,759,791 of cash and cash equivalents at December 31, 2012. The increase in cash for the nine months ended September 30, 2013 was primarily due to customer deposits of $8,155,247, which represented an increase of $6,040,125 during the period due to an increase in ACH transaction volumes for our newly acquired customers. We incurred operating losses each quarter from inception through the quarter ended June 30, 2011. We reported both operating income and net income in the third and fourth quarters of 2011 and continued to remain profitable for all quarters of 2012 due primarily to our expanded customer base and the associated increased transaction volumes. Additionally, we reported working capital of $247,271 and $1,260,528, respectively, at September 30, 2013 and December 31, 2012, as compared to a working capital deficit of $211,744 at December 31, 2011. We, however, reported net losses of $339,825 and $838,740, respectively, for the quarter and nine months ended September 30, 2013.

Net cash provided by operating activities was $5,661,668 for the nine months ended September 30, 2013, as compared to net cash used by operating activities of $319,308 for the same period in the prior year. The increase in net cash used by operating activities for the nine months ended September 30, 2013 as compared to the same period in the prior year was primarily attributable to a $6,040,125 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via our ACH processing service, as compared to a $1,621,796 decrease in customer deposit payables for the same period in the prior year, and was partially offset by a net loss of $838,740 for the nine months ended September 30, 2013, as compared to net income of $800,120 for the same period in the prior year.

Net cash used by investing activities was $62,385 for the nine months ended September 30, 2013 as compared to net cash used by investing activities of $22,922 for the same period in the prior year.

Net cash used by financing activities for the nine months ended September 30, 2013 was $301,255, which represented the purchase by us in the first quarter of 2013 of certain shares of common stock owned by Michael R. Long, our Chief Executive Officer and Chief Financial Officer, and Louis A. Hoch, our President and Chief Operating Officer, as satisfaction in full of certain outstanding amounts Mr. Long and Mr. Hoch owed to us.  Net cash used by financing activities was $300,000 for the same period in the prior year and represented borrowings of $479,405 and repayments of $779,405 under our line of credit, which matured on November 16, 2012.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2013, we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2013, we did not default on any senior securities.

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

PAYMENT DATA SYSTEMS, INC.

Date: November 14, 2013	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)