Form 10-K
period 2013-12-31
PAYMENT DATA SYSTEMS INC
filed 2014-03-31
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's second fiscal quarter, was approximately $3,527,999.28, based on 48,999,990 shares of the registrant’s common stock held by non-affiliates on June 28, 2013 at the closing price of $0.072 per share. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2014, the number of outstanding shares of the registrant's common stock was 137,224,398.

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K
For the Year Ended December 31, 2013

INDEX

PART I

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

PART I

ITEM 1. BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House (ACH) processing, and credit and debit card-based processing services. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA – The Electronic Payments Association and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the ACH network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an Interactive Voice Response telephone system. We also operate an online payment processing service, under the domain name www.billx.com, which allows consumers to process online payments to pay any other individual, including family and friends. We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with our customers’ corporations logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use.  Some card programs allow the cards to be reloaded with funds, while others do not have that capability.  In some cases, the cards can be used at Automatic Teller Machines to withdraw cash.

We generate revenues by charging fees for the electronic processing of payment transactions and related services. We charge certain merchants for these processing services at a bundled rate based upon a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. We charge other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. We charge consumers that use our billx.com online payment service a flat monthly fee that allows them to make a certain number of payments in a month. We also charge these consumers an additional fee for each payment that exceeds the contracted allowed number of payments in a given month. We operate solely in the United States as a single operating segment.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2013 were $263.3 billion, an increase of approximately 17% from $225.5 billion in 2012. We believe the prevalence of the Internet makes having an online presence a basic and necessary consideration for those operating a business today.

The growth of electronic commerce also has made the acceptance of card-based and other electronic forms of payment a necessity for today's business. Forrester Research expects that e-commerce sales in the United States will keep growing at a 10% compound annual growth rate through 2014, translating to online retail sales of $250 billion, up from $194 billion in 2011. Companies, both large and small, continue to leverage the Internet in order to remain competitive, improve operational efficiencies, create new revenue streams and maximize the longevity and profitability of their customer relationships.

Products and Services

Our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis.  All confidential data stored within and outside the data warehouse is fully encrypted.  We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

We recently introduced a new product offering, a mobile payment application called iRemote Pay. iRemote Pay is specifically designed for both small and large merchant customers that have a need for a remote wireless point-of-sale application to accept credit cards, debit cards, Automated Clearing House, and cash payments. The application is currently designed to run on iPhone, iPad, iPod Touch devices and we intend to develop Android and Windows platforms in the future.

The components of our service offerings include all forms of ACH transaction processing, such as Represented Check, which is a consumer non-sufficient funds check that is represented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate ACH transactions directly using an online terminal accessible through a website or we can initiate ACH transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA, MasterCard, American Express, Discover, and JCB networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both ACH and card processing capabilities that allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor.  We develop and manage prepaid card programs on behalf of corporate clients whom have customers that have a need for prepaid cards that are branded with the entity’s unique logo. We hold a bank sponsorship agreement with Sunrise Banks, N.A. formerly known as University National Bank for our prepaid card program and started issuing cards in conjunction with the bank in October 2011. We also have the ability to issue Discover, American Express, Visa, and MasterCard prepaid credit cards. We primarily create, manage and process prepaid card programs for corporate clients, tailored to each client’s unique objectives to allow the client to issue prepaid cards to their customer base or employees as an incentive in the form of a rebate, commission, or other incentive.  We also issue general purpose reloadable cards to consumers as an alternative to a traditional bank account. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We believe our eight years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

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

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution (ODFI) in the Automated Clearing House (ACH) network because we are not a bank and therefore we are not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank, the National Bank of California and Generations Federal Credit Union. In March of 2013, we terminated our agreement with National Bank of California.  We are financially liable for all fees, fines, chargebacks and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Merrick Bank and HSBC Bank have, respectively, sponsored us under the designations Third Party Processor (TPP) and Independent Sales Organization (ISO) with the Visa card association, and under the designations Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks (Merrick Bank and HSBC) sponsor us for membership in the Visa, MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A, formerly known as University National Bank, for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

Sales and Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales effort is coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target customer profile. We also plan to market and sell our prepaid card program directly to corporations and to consumers through the Internet.  We intend to continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 735 customers at December 31, 2013 from 711 customers at December 31, 2012.

We had one customer that accounted for 11% of our 2013 revenue.  This customer utilized our ACH Processing services.  No other customer accounted for more than 10% of revenues in 2013.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 864 in 2013 from 2,876 in 2012.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Evalon Inc., and Vantive, Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter time frame than most of our competitors. We also believe our eight years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

Trademarks

We own federally registered trademarks on the mark “Payment Data Systems, Inc.” and its respective design. We have also secured, among others, domain name registrations for:

●	billx.com;
●	billxpress.com;
●	billhelp.com;
●	debitservice.com;
●	ficentive.com;
●	fotogiftcards.com
●	iremotepay.com;
●	iremotepay.net;
●	merchandisemastercard.com;
●	nataliecard.com;
●	nataliegiftcard.com;
●	nataliegulbismastercard.com;
●	nataliegulbiscard.com;
●	paymentdatasystems.com;
●	paymentdata.org;
●	paymentdata.com;
●	paymentrecovery.com;
●	paymentrecoverysystems.com;
●	parishiltoncard.com;
●	gogreenmastercard.com;
●	mipromesa.com;
●	pdsnetwork.com;
●	prepaidload.com;
●	primacard.com;
●	securepds.com;
●	stardebit.com;
●	viewbill.com; and
●	zbill.com

We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Patents

In April 2006, we were awarded U.S. Patent No. 7,021,530 from the U.S. Patent and Trademark Office for the technology and method for managing and processing bill payment via a stored-value debit card, check card, signature debit card, PIN-based card or ATM card from a variety of access points. The debit card technology for which we received patent protection allows a cardholder to use their debit or ATM card to pay local, national, or international bills with the card from their electronic balance. Because it does not require linkage to a traditional checking or savings account, this new debit technology is unique in that it allows for use by “unbanked” consumers.

On January 11, 2008, we executed an agreement to sell selected patents and patent applications, including U.S. Patent No. 7,021,530, to PCT Software Data, LLC for net proceeds of approximately $750,000. The patents and patent applications sold relate to bill payments made with debit and stored value cards. We retained a worldwide, non-exclusive license under the patents for use with all current and future customers.

Government Regulation

Our industry is highly regulated. Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results. For example, in the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The law regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. On June 29, 2011, the Federal Reserve Board adopted the final rule implementing the interchange fee and routing provisions in the Dodd-Frank Act. The Dodd-Frank Act, when implemented in September 2011, caused interchange fees to be lowered on large bank-issued debit cards. The lowered interchange had a mild negative impact on our revenues, but increased our earnings due to the fact that we were able to keep our prices constant with our merchants. If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks.  Our prepaid cards, while some of the transactions are processed on debit networks, are currently exempt from the Dodd-Frank Act.

Employees

As of December 31, 2013, we had 10 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

RISKS RELATED TO OUR BUSINESS

We have incurred substantial losses in the past and may incur additional losses.

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012 and the final quarter of 2013. Despite our profitability in the most recent quarter and in 2012 and the latter half of 2011, we reported a net loss of $789,039 for the year ended December 31, 2013. At December 31, 2013, our accumulated deficit was $53,853,620. We experienced lower ACH transaction volumes and prepaid card volumes in 2013, which, ultimately, resulted in reduced revenue for this year. In the last quarter of 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. Our future operating results and the ultimate timing of our profitability, if any, is not certain. We may continue to incur future operating losses. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

If our security applications are not sufficient to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.

Our use of applications designed for premium data security and integrity to process electronic transactions may not be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations or regulatory agencies in the event of the loss of confidential account information. Further, adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

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

We have contractual relationships with Fifth Third Bank and Generations Federal Credit Union, both of which are Originating Depository Financial Institutions in the Automated Clearing House network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank and Generations Federal Credit Union, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Fifth Third Bank and Generations Federal Credit Union for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either or both of Fifth Third Bank and Generations Federal Credit Union were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into an agreement with another bank sponsor on similar contractual terms, but no assurances can be made.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, MasterCard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, MasterCard or Discover credit cards. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Merrick Bank and HSBC Bank have sponsored us under the designations Third Party Processor (TPP) and Independent Sales Organization (ISO) with the Visa card association, and under the designations Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks (Merrick Bank and HSBC) sponsor us for membership in the Visa and MasterCard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, LLC, or Global Payments, or our bank sponsors, Merrick Bank or HSBC Bank, fail to comply with the applicable requirements of the Visa, MasterCard, and Discover card associations, Visa, MasterCard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties is subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, MasterCard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide processing services for our MasterCard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of MasterCard. Sunrise Banks, N.A, formerly known as University National Bank, has sponsored us under the designations Third Party Servicer (TPS) and Merchant Service Provider (MSP) with the MasterCard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor bank should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our MasterCard customers, which would negatively impact our revenues and earnings.

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

We had one customer that accounted for 11% of our 2013 revenue.  This customer utilized our ACH Processing services.  No other customer accounted for more than 10% of revenues in 2013.  If we lose this customer without adding other customers, our revenues may decrease which could adversely affect our profitability, if we are profitable at that time.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded less than $10,000 in losses due to fraud in 2013. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the card association networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2013, our cardholders' overdrawn account balances totaled less than $5,000.

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

Our industry is highly regulated. Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results. For example, in the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The law regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. On June 29, 2011, the Federal Reserve Board adopted the final rule implementing the interchange fee and routing provisions in the Dodd-Frank Act. The Dodd-Frank Act, when implemented in September 2011, caused interchange fees to be lowered on large bank-issued debit cards. The lowered interchange had a mild negative impact on our revenues, but increased our earnings due to the fact that we were able to keep our prices constant with our merchants. If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks.  Our prepaid cards, while some of the transactions are processed on debit networks, are currently exempt from the Dodd-Frank Act.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A, formerly known as University National Bank, the issuing bank for our prepaid card programs and in our capacity as an agent for Fifth Third Bank and Generations Federal Credit Union, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2013, our closing stock price fluctuated between $0.03 and $0. 195. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 4,500 square feet of leased office space in San Antonio, Texas.  Rental expense under the operating lease was approximately $75,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively. On October 12, 2012, we executed a third amendment to our lease, which extended the term of the lease for a period of 44 months, or until June 30, 2016. We believe that our properties will be adequate to meet our needs through December 31, 2014.

ITEM 3. LEGAL PROCEEDINGS.

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

2013	High	Low

First Quarter	$0.195	$0.1235

Second Quarter	$0.180	$0.066

Third Quarter	$0.100	$0.030

Fourth Quarter	$0.05	$0.110

2012	High	Low

First Qarter	$0.105	$0.062

Second Quarter	$0.100	$0.073

Third Quarter	$0.120	$0.070

Fourth Quarter	$0.160	$0.110

Holders

On March 24 2014, 147,721,077 shares of our common stock were issued and 137,224,398 shares of our common stock were outstanding. As of March 24, 2014, there were approximately 3,864 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends, and we have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Equity compensation plans approved by security holders	1,454,421	$0.082	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,454,421	$0.082	-

Our 1999 Employee Comprehensive Stock Plan and our 1999 Non-Employee Director Plan terminated according to the respective terms of the Plans in 2010. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was respectively issued. No options were exercised in 2013 or 2012.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended December 31, 2013, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the fourth quarter of 2013.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, and other financial information included elsewhere in this annual report on Form 10-K. This report contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" in this annual report on and elsewhere in this annual report on Form 10-K.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability in 2012 and the latter half of 2011, we reported a net loss of $789,039 for the year ended December 31, 2013. At December 31, 2013, our accumulated deficit was $53,853,620. Our 2013 credit card and debit card processing transactions increased twenty-three percent from 2012 and our 2013 credit card and debit card dollars processed increased eighteen percent from 2012 resulting in record volumes for any year in the history of our Company.  However, we experienced lower ACH transaction volumes and prepaid card volumes in 2013, which, ultimately, resulted in reduced revenue for that year. In the last quarter of 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. ACH volumes reported for fourth quarter of 2013 were the highest we have experienced in any previous quarter of 2013.  We believe these trends will continue for the foreseeable future. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes. We believe the profitability we experienced in the fourth quarter of 2013 will continue for the foreseeable future, but the extent of our future operating results and the ultimate timing of our profitability is not certain. We may continue to incur future operating losses.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed.   We comply with ASC Topic 605-45-45 and report our revenues at gross as a principal versus not as an agent.  Although some of our processing agreements vary with respect to certain risks we assume, we have determined that for each agreement we are acting in the principal role.  Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At December 31, 2013 and, 2012, our reserve for processing losses was $297,365 and 214,560, respectively.

Customer Deposits

Customer Deposits include security deposits that may be required by the Company for certain customers and cash held in transit that we collected on behalf of our all of our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that maybe created by the customer as result of any claim or fine.  The customer security deposit may be revised by the Company based on periodic review of transaction volumes, amounts and chargebacks.  Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer.  The security deposit does not accrue interest to the benefit of the customer.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At December 31, 2013 and, 2012, our allowance for doubtful accounts was $49,782 and $50,362, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2013, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2013 or 2012.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of December 31, 2013 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2013, we had available net operating loss carryforwards of approximately $43.6 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

We follow ASC Topic 740-10, “Income Taxes.” ASC Topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. ASC Topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized. We have not recorded any unrecognized income tax benefits at December 31, 2013. Management is not aware of any tax positions that would have a significant impact on its financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2013 decreased 29% to $5,180,362 from $7,345,974 for 2012. The decrease in revenues for 2013 is primarily attributed to lower ACH transaction volumes and prepaid card volumes, which, ultimately, resulted in reduced revenue.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit or credit card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit and credit transactions initiated through these processors, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $4,205,466 and $4,186,963 for 2013 and 2012, respectively. The increase in cost of services for 2013 was primarily due to higher costs directly related to the higher transaction volume in credit card processing that occurred in 2013 as compared to credit card transaction volumes in 2012

Stock-based compensation expenses increased to $293,080 for 2013 from $251,830 for 2012. Our stock-based compensation expenses for 2013 represented the amortization of deferred compensation expenses related to incentive stock grants to employees from previous periods, and increased for 2013 due to the amortization of additional grants made in the fourth quarter of 2012.

Other selling, general and administrative expenses decreased to $1,405,594 for 2013, from $1,509,333 for 2012. The decrease in other selling, general and administrative expenses for 2013 was principally due to a reduction in trade show marketing, lower executive bonus compensation paid, and lower rent expense due to promotional free rent for two months as a result of our renewal of the lease in 2013.

Depreciation was $31,654 for 2013, as compared to $6,860 for 2012. We capitalized $62,385 in expenditures during 2013 and $93,956 in 2012.

Other expense, net was $1,350 for 2013, as compared to $39,761 for 2012, and was primarily attributable to lower unrealized losses recognized on marketable securities, lower unrealized losses on the common stock we hold in Commerce Planet and reduced interest expense.

Income taxes were $32,257 and $76,009 in 2013 and 2012, respectively, and represented the amounts incurred under the Texas margin tax as well as $20,500 in federal income tax for 2012 as a result of the alternative minimum tax.

We reported a net loss of $789,039 for 2013, as compared to net income of $1,275,218 for 2012.

Liquidity and Capital Resources

At December 31, 2013, we had $26,573,771 of cash and cash equivalents, as compared to $3,759,791 of cash and cash equivalents at December 31, 2012. The increase in cash for 2013 was primarily due to customer deposit payables of $25,740,163, which represented an increase of $23,625,041 in customer deposit payables for 2013 that was directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.  We expect customer deposits to increase as we expect to add new clients from whom we will require cash reserves.  Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012 and the last quarter of 2013. Additionally, we reported working capital of $368,149 and $1,260,528 at December 31, 2013 and 2012, respectively. Despite our recent profitability in the last quarter of 2013, all of 2012 and the latter half of 2011, we reported a net loss of $789,039 for the year ended December 31, 2013. We believe the profitability we experienced in the fourth quarter of 2013 will continue for the foreseeable future, but the extent of our future operating results and the ultimate timing of our profitability is not certain. We may continue to incur future operating losses.

Net cash provided by operating activities was $23,177,620 for 2013 as compared to $475,059 for 2012.  The increase in net cash used by operating activities for 2013 was primarily attributable to a $23,625,041 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via our ACH processing service, as compared to a $1,314,013 decrease in customer deposit payables for the same period in the prior year, and was partially offset by a net loss of $789,039  for 2013, as compared to net income of $1,275,218 for the same period in the prior year.

Net cash used by investing activities was $62,385 for 2013 and $93,956 for 2011. The decrease in net cash used by investing activities for 2013, as compared to the prior year was primarily related to a reduction in the acquisition of equipment.

Net cash used by financing activities for 2013 was $301,255, which represented the purchase by us in the first quarter of 2013 of certain shares of common stock owned by Michael Long, our Chief Executive Officer and Chief Financial Officer, and Louis Hoch, our President and Chief Operating Officer, as satisfaction in full of certain outstanding amounts Mr. Long and Mr. Hoch owed to us. Net cash used by financing activities for 2012 was $300,000 and represented borrowings of $479,405 and repayments of $779,405 under our line of credit. The line of credit and associated certificate of deposit matured on November 16, 2012. Accordingly, the line of credit expired according to its terms and the collateral was released.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 31, 2014

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$26,573,771	$3,759,791
Accounts receivable, net	585,037	403,303
Prepaid expenses and other	98,966	114,699
Total current assets	27,257,774	4,277,793

Property and equipment, net	122,061	91,330

Other assets:
Related party receivable	-	702,337
Marketable securities	27,450	31,467
Other assets	121,144	52,693
Total other assets	148,594	786,497

Total Assets	$27,528,429	$5,155,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$60,818	$203,066
Accrued expenses	1,088,644	695,202
Customer deposits payable	25,740,163	2,115,122
Deferred revenue	-	3,875
Total current liabilities	26,889,625	3,017,265

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,721,077 and
147,721,077 issued and 137,150,323 and 142,725,833 outstanding	147,721	147,721
Additional paid-in capital	56,873,423	56,873,423
Treasury stock, at cost; 10,570,754 and 4,995,244 shares	(1,241,750)	(238,158)
Deferred compensation	(1,286,970)	(1,580,050)
Accumulated deficit	(53,853,620)	(53,064,581)
Total stockholders' equity	638,804	2,138,355

Total Liabilities and Stockholders' Equity	$27,528,429	$5,155,620

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Revenues	$5,180,362	$7,345,974

Operating expenses:
Cost of services	4,205,466	4,186,963
Selling, general and administrative:
Stock-based compensation	293,080	251,830
Other expenses	1,405,594	1,509,333
Depreciation	31,654	6,860
Total operating expenses	5,935,794	5,954,986

Operating income (loss)	(755,432)	1,390,988

Other income (expense):
Other income (expense)	(1,350)	(39,761)
Other income (expense), net	(1,350)	(39,761)

Income (loss) before income taxes	(756,782)	1,351,227
Income taxes	32,257	76,009

Net Income (loss)	$(789,039)	$1,275,218

Earnings (loss) Per Share
Basic and diluted earnings (loss) per common share:	$(0.01)	$0.01
Weighted average common shares outstanding
Basic	126,117,526	133,050,998
Diluted	126,117,526	136,962,234

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2011	142,721,077	$142,721	$56,328,423	$(238,158)	$(1,281,880)	$(54,339,799)	$611,307

Issuance of common stock, restricted	5,000,000	5,000	545,000	-	(550,000)	-	-
Deferred compensation	-	-	-	-	251,830	-	251,830
Net income for the year	-	-	-	-	-	1,275,218	1,275,218

Balance at December 31, 2012	147,721,077	$147,721	$56,873,423	$(238,158)	$(1,580,050)	$(53,064,581)	$2,138,355
Purchase of treasury stock	-	-	-	(1,003,592)	-	-	(1,003,592)
Deferred compensation	-	-	-	-	293,080	-	293,080
Net loss for the year	-	-	-	-	-	(789,039)	(789,039)

Balance at December 31, 2013	147,721,077	$147,721	$56,873,423	$(1,241,750)	$(1,286,970)	$(53,853,620)	$638,804

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Operating Activities
Net income (loss)	$(789,039)	$1,275,218
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	31,654	6,860
Non-cash stock based compensation	293,080	251,830
Unrealized loss on marketable securities	4,017	63,320
Marketable securities received in litigation settlement	-	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(181,734)	(27,233)
Prepaid expenses and other	15,733	(82,535)
Other assets	(68,451)	(11,000)
Accounts payable and accrued expenses	251,194	333,085
Customer deposits payable	23,625,041	(1,314,013)
Deferred revenue	(3,875)	(473)
Net cash provided by operating activities	23,177,620	475,059

Investing Activities
Purchases of property and equipment	(62,385)	(93,956)
Net cash (used) by investing activities	(62,385)	(93,956)

Financing Activities
Proceeds from debt	-	479,405
Payments on debt	-	(779,405)
Purchases of treasury stock	(301,255)	-
Net cash (used) provided by financing activities	(301,255)	(300,000)

Change in cash and cash equivalents	22,813,980	81,103
Cash and cash equivalents, beginning of year	3,759,791	3,678,688

Cash and Cash Equivalents, End of Year	$26,573,771	$3,759,791

Non-cash item:
Settlement of related party receivable with treasury stock	$702,337	$-

Supplemental Disclosures
Cash paid for interest	$1,957	$2,237
Cash paid for income taxes	$41,408	$13,492

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. The company complies with ASC 605-45-45 and reports revenues gross as a principal versus an agent.  Although some of the Company's processing agreements vary with respect to certain credit risks the Company has determined that for each agreement it is acting in the principal role.  Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard, and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash also includes customer deposits.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $49,782 and $50,362 at December 31, 2013 and 2012, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Customer Deposits:  Customer deposits include security deposits that may be required by the Company from certain customers and cash held in transit that we collected on behalf of all our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that maybe created by the customer as result of any claim or fine.  The customer deposit may be revised by the Company based on periodic review of transaction volumes, amounts and chargebacks.  Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer.  The customer security deposit does not accrue interest to the benefit of the customer.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2013 and 2012, all of the Company’s marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Trade receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. For the year ended December 31, 2013, 11% of the Company’s total revenues were from sales to one customer. This customer utilized our ACH services.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors.  At December 31, 2013 and, 2012, the Company’s reserve for processing losses was $297,365 and $214,560, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $23,600 and $43,900 in advertising costs in 2013 and 2012, respectively.

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

Note 3. Fair Value Measurements

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

	December 31, 2013
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$27,450	-	-	$27,450

Liabilities:
None	-	-	-	-

	December 31, 2012
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Level 1
Marketable securities	$31,467	-	-	$31,467

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices.
Adjustments to fair value are recorded in the consolidated statement of operations.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2012
Furniture and fixtures	$175,856	$175,856
Equipment	626,278	594,391
Software	348,515	332,337
Leasehold improvements	15,992	15,992
Total property and equipment	1,166,641	1,118,576
Less: accumulated depreciation	(1,044,580)	(1,027,246)

Net property and equipment	$122,061	$91,330

Note 5.  Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2013
Allowance for doubtful accounts	$50,362	$-	$-	$(580)	$49,782
Reserve for processing losses	214,560	-	82,805	-	297,365

2012
Allowance for doubtful accounts	$103,042	$-	$-	$(52,680)	$50,362
Reserve for processing losses	131,544	83,016	-	-	214,560

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2013	2012
Accrued salaries	$142,071	$142,257
Reserve for merchant losses	297,365	214,560
Accrued commissions	350,188	78,071
Accrued taxes	51,820	92,849
Other accrued expenses	247,200	167,465

Total accrued expenses	$1,088,644	$695,202

Note 7. Operating Leases

The Company currently leases approximately 4,500 square feet of office space that houses its principal executive offices and operations. Rental expense under the operating lease was approximately $75,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively. On October 12, 2012, the Company executed a third amendment to its lease, which extended the lease for a period of 44 months, or until June 30, 2016.  Future minimum lease payments at December 31, 2013 are as follows:

Year ending December 31
2014	$92,018
2015	94,271
2016	47,324

Note 8. Related Party Transactions

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

Accordingly, following the completion of these transactions, the Company has no remaining receivables or payables related to Mr. Long, Mr. Hoch or any other officer of the Company.

Herb Authier

During the years ended December 31, 2013 and 2012, the Company paid Herb Authier a total of $35,400 and $31,250 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2013	2012

Gross deferred tax assets:
Net operating loss carryforwards	$14,831,000	$14,694,000
Depreciation and other items	25,000	36,000
Total deferred tax assets	14,856,000	14,730,000
Less: valuation allowance	(14,856,000)	(14,730,000)

Net deferred tax asset recorded	$-	$-

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance at December 31, 2013 and December 31, 2012 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2013, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $43.6 million that begin to expire in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the year ended December 31:

	2013	2012
Tax (benefit) at statutory rate -- 34%	$(251,000)	$424,000
Change in valuation allowance	126,000	(438,000)
Permanent and other differences	125,000	14,000
Alternative minimum tax	-	20,500

Income tax expense	$-	$20,500

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

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

The Company currently has no active stock option or incentive plan under which options or shares may be issued. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was respectively issued.  No options were exercised in 2013 or 2012.  A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2012	2,884,421	$0.08
Granted	-	-
Vested	-	-
Forfeited	1,430,000	$0.13

Outstanding, December 31, 2013	1,454,421	$0.08	1.99	$-

Expected to Vest after December 31, 2013	1,454,421	$0.08	1.99	$-

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2012. The shares granted to those employees vest at 10 years from the grant date, and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting. The fair value of the restricted stock award granted to the Company’s employees is amortized to expense on a straight-line basis over the vesting period of the restricted stock award.  Restricted stock awards are issued and reported as outstanding in the financial statements for 2013 and 2012 as of the date that the physical shares were issued to the employee by the Company’s transfer agent.  Stock-based compensation expense related to stock options and restricted stock awards was $293,080 for 2013 and $251,830 for 2012.  The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2013:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2012	45,681,301	$0.08
Granted	-	-
Vested	5,430,000	0.055
Forfeited	-	-

Outstanding, December 31, 2013	40,251,301	$0.08	4.67	$145,000

Expected to Vest after December 31, 2013	40,251,301	$0.08	4.67	$-

As of December 31, 2013, there was approximately $1,287,000 of total unrecognized compensation costs related to the unvested share-based compensation arrangements granted.  The cost is expected to be recognized over the weighted average remaining contractual life of 4.67 years.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan ("ESPP") under the requirements of Section 423 of the Internal Revenue Code (the "Code") to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 755,828 shares at December 31, 2013. No shares were issued pursuant to the ESPP in 2013 or 2012.

401(k) Plan: The Company has a defined contribution plan (the "401(k) Plan") pursuant to Section 401(k) of the Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. The Company did not make any matching contributions in 2013 or 2012.

Note 11.  Earnings (loss) per Share

Basic earnings (loss) per share (EPS) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss).

	2013	2012
Numerator:
Numerator for basic and diluted earnings (loss) per share, net income (loss) available to common shareholders	$(789,039)	$1,275,218
Denominator:
Denominator for basic earnings (loss) per share, weighted average shares outstanding	126,117,526	133,050,998
Effect of dilutive securities-stock options and restricted awards	-	3,911,236
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	126,117,526	136,962,234
Basic earnings (loss) per common share	$(0.01)	$0.01
Diluted earnings (loss) per common share and common share equivalent	$(0.01)	$0.01

The awards and options to purchase shares of common stock that were outstanding at December 31, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would have been antidilutive, are as follows:

	2013	2012
Anti-dilutive awards and options	13,664,270	1,335,000

Note 12. Stock Warrants

There were no outstanding warrants as of December 31, 2013 or December 31, 2012.

Note 13. Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our executive officers and/or directors as of December 31, 2013:

Michael R. Long, age 69 - Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Mr. Long has served as our Chief Executive Officer and Chairman of our Board of Directors since July 1998. He has also held the position of our Chief Financial Officer since September 2003, in addition to his other positions with us. Mr. Long has more than thirty years of senior executive management and systems development experience in six publicly traded companies, as well as experience operating a systems consulting business. Before assuming the highest position with our Company, Mr. Long was Vice President of Information Technology at Billing Concepts, Inc., the largest third party billing clearinghouse for the telecommunications industry. Mr. Long's career experience also includes financial services industry business development for Andersen Consulting and several executive positions in publicly traded telecommunications and financial services companies. Mr. Long is a valuable member of our Board due to his depth of operating, strategic, systems development, transactional, and senior management experience in our industry. Additionally, Mr. Long has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Louis A. Hoch, age 48 - President, Chief Operating Officer and Vice Chairman of the Board

Mr. Hoch has served as our President, Chief Operating Officer, and a director of our Company since July 1998, and also serves as Vice Chairman of our Board of Directors and as Chief Executive Officer of our wholly-owned subsidiary FiCentive, Inc. Mr. Hoch is a valuable member of our Board as he has over twenty years of management experience, sixteen years of which were at a senior executive level in large systems development, and he is an expert in payment processing, call center operations and service bureau operations. He holds inventor status on U.S. Patent No. 7,021,530 (“System and method for managing and processing stored-value cards and bill payment therefrom.”). Mr. Hoch has held various key management positions with U.S. Long Distance, Billing Concepts, Inc. and Andersen Consulting. Mr. Hoch holds a BBA in Computer Information Systems and an MBA in International Business Management, both from Our Lady of the Lake University Business School.

Larry Morrison, age 54 - Vice President, Sales and Marketing Officer

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

Peter G. Kirby, Ph.D. SPHR CM, age 74 - Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2013, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except seven Form 4s filed by Mr. Hoch were late by one day, three Form 4s were late by 2-3 days and one Form 4 was late by 6 days. All the trades were executed under a 10(b)5-1 trading plan in which Mr. Hoch did not specify any specific trading days or trading conditions that would give him knowledge of when a trade should occur. As a result, Mr. Hoch was not aware of trade executions in a timely manner.

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

AUDIT COMMITTEE

We have a separately designated audit committee, and its membership consists solely of our independent director, Dr. Peter Kirby. We do not currently have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K serving on our Audit Committee. We have been unable to find a suitable replacement for the independent director who satisfies the definition of “audit committee financial expert.” We are still seeking an independent director to serve as the audit committee financial expert and to serve on the Audit Committee alongside Dr. Kirby.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2013 and 2012 awarded to, earned by, or paid to (i) our Principal Executive Officer; and (ii) our two most highly compensated executive officer. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2013 and 2012

Name and Principal Position	Year Ended Dec. 31,	Salary ($)		Bonus ($)		Stock Awards ($) (1)(2)	All Other Compensation ($)(3)	Total ($)

Michael R. Long Chairman,	2013	255,000	(8)	20,000	(9)	87,248	12,129	374,377
Chief Executive Officer	2012	217,699	(4)	74,000	(5)	78,998	12,117	382,814
and Chief Financial Officer

Louis A. Hoch	2013	235,000	(10)	-		107,432	3,403	345,835
Vice Chairman,	2012	199,692	(6)	74,000	(7)	99,182	2,520	375,394
President and
Chief Operating Officer

Larry Morrison	2013	110,000		-		18,582	1,702	130,284
Vice President,	2012	110,000		12,000		14,870	1,008	137,878
Sales and Marketing Officer

(1)
In this column, the figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 10 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(2)	There were no stock options granted to any of our named executive officers during fiscal year 2013 or 2012.

(3)	This column reflects premiums paid by us for term life insurance coverage on behalf of the named executive officer.

(4)
In 2012, Mr. Long elected to receive a base salary of $190,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long. Under the terms of the fourth amendment to the employment agreement, while Mr. Long had already agreed to a lower salary for 2012, he agreed to formally reduce his annual base salary for 2012 to $255,000 from $375,000. No deferred compensation is owed to Mr. Long for 2012. Total base salary earned by Mr. Long for 2012 was $217,699, which represented a salary of $190,000/year for the first half of 2012, and a salary of $255,000/year for the second half of 2012.

(5)
Mr. Long’s 2012 bonus compensation consisted of: (a) a one-time cash bonus of $10,000 on May 24, 2012; (b) a one-time cash bonus of $10,000 on September 17, 2012; and (c) ) a one-time cash bonus of $54,000 on November 1, 2012. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

(6)
In 2012, Mr. Hoch elected to receive a base salary of $175,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreements with Mr. Hoch. Under the terms of the fourth amendment to the employment agreement, while Mr. Hoch had already agreed to a lower salary for 2012, he agreed to formally reduce his annual base salary for 2012 to $235,000 from $350,000. No deferred compensation is owed to Mr. Hoch for 2012. Total base salary earned by Mr. Hoch for 2012 was $199,692, which represented a salary of $175,000/year for the first half of 2012, and a salary of $235,000/year for the second half of 2012.

(7)
Mr. Hoch’s 2012 bonus compensation consisted of: (a) a one-time cash bonus of $10,000 on May 24, 2012; (b) a one-time cash bonus of $10,000 on September 17, 2012; and (c) ) a one-time cash bonus of $54,000 on November 1, 2012. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Hoch, as amended.

(8)
In 2013, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2013.

(9)
Mr. Long’s 2013 bonus compensation consisted of: (a) a one-time cash bonus of $20,000 on October 17, 2013. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

(10)
In 2013, Mr. Hoch elected to receive a base salary of $235,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Hoch for 2013.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long agreed to serve as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for each year thereafter, unless increased by us. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received a cash payment of $15,000, 500,000 shares of common stock from our Employee Plan, and an aggregate of 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2009 to $190,000 from $375,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2010 to $24,000 from $375,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2011 to $24,000 from $375,000. In 2012, Mr. Long elected to receive a base salary of $190,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, while Mr. Long had already agreed to a lower salary for 2012, he agreed to formally reduce his annual base salary for 2012 to $255,000 from $375,000. No deferred compensation is owed to Mr. Long for 2012. Total base salary earned by Mr. Long for 2012 was $217,699, which represented a salary of $190,000/year for the first half of 2012, and a salary of $255,000/year for the second half of 2012.  . In 2013, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2013. Mr. Long’s 2013 bonus compensation consisted of: (a) a one-time cash bonus of $20,000 on October 17, 2013. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

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

Under the terms of the amended employment agreement, Mr. Hoch agreed to reduce his annual base salary for 2011 to $24,000 from $350,000. In 2012, Mr. Hoch elected to receive a base salary of $175,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Hoch. Under the terms of the amended employment agreement, while Mr. Hoch had already agreed to a lower salary for 2012, he agreed to formally reduce his annual base salary for 2012 to $235,000, from $350,000. No deferred compensation is owed to Mr. Hoch for 2012. Total base salary earned by Mr. Hoch for 2012 was $199,692, which represented a salary of $175,000/year for the first half of 2012, and a salary of $235,000/year for the second half of 2012.  In 2013, Mr. Hoch elected to receive a base salary of $235,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Hoch for 2013. Mr. Hoch received no bonus compensation in 2013.

We do not have an employment agreement with Larry Morrison.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2013, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2013

	Option awards (1)				Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#)(2) (g)	Market value of shares or units of stock that have not vested ($)(3) (h)

Michael R. Long
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	108,478
12/27/2006	-	-	-	-	2,500,611	200,049
2/27/2007	-	-	-	-	2,500,000	200,000
1/09/2008	-	-	-	-	7,750,000	620,000
10/04/2012	-	-	-	-	1,000,000	80,000

Louis A. Hoch
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	166,523
12/27/2006	-	-	-	-	4,083,333	326,667
2/27/2007	-	-	-	-	2,500,000	200,000
1/09/2008	-	-	-	-	7,750,000	620,000
10/04/2012	-	-	-	-	1,000,000	80,000

Larry Morrison
12/29/2005	26,975	-	0.082	12/29/2015	95,156	7,612
12/27/2006	-	-	-	-	1,000,000	80,000
1/09/2008	-	-	-	-	700,000	56,000
10/04/2012	-	-	-	-	450,000	36,000

(1) We did not issue any equity incentive plan awards during the years ended December 31, 2013 and 2012.

(2) Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009, 2010, 2011, 2012 and 2013. Unvested common stock granted on October 4, 2012 vests on October 4, 2022.

(3) Calculated using the OTC Bulletin Board, or OTCBB, closing price of $0.08 per share of our common stock on December 31, 2013.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. We made no such contributions during 2013 or 2012.

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

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2013.  Directors who are also employees are included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2013

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Peter G. Kirby (1)	0	6,348	0	0	0	0	6,348

(1)
Dr. Kirby is our sole non-employee director. He did not receive cash compensation for serving on our Board for the fiscal year ended December 31, 2013. We have previously granted stock awards to Dr. Kirby as compensation for his prior service on our Board. We have calculated that Dr. Kirby earned $6,348 for the fiscal year ended December 31, 2013, which represents the fair value of his accrued stock awards recognized for financial statement reporting purposes only and is not compensation earned by the director. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award for the fiscal year ended December 31, 2013. At December 31, 2009, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018 and 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the values of our stock awards.

At December 31, 2013, Dr. Kirby had outstanding options to purchase 325,000 shares of our common stock.

Narrative to Director Compensation Table

We do not have a formal agreement with our independent director, Dr. Peter G. Kirby, to compensate him for his service on our Board of Directors. Mr. Long and Mr. Hoch receive no compensation for serving on our Board of Directors due to their status as officers of our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2013 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options and warrants held by that person that are currently exercisable or exercisable within 60 days after December 31, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

 Stockholder Known by Us to Own 5% or More of Our Common Stock

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned (1)

Robert Evans (2)	14,020,000	(2)	10.1%
P.O. Box 56,
Williamsville, IL 62693

(1)	We had a total of 147,721,077 shares of common stock issued and 137,150,323 shares of common stock outstanding on December 31, 2013.

(2)	We relied on the Form 4 filed by Robert Evans with the SEC on June 9, 2011 for this information.

		Amount of Beneficial Ownership			Percent of Shares
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (3)	Total	Beneficially Owned (2)
Michael Long (4)	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	31,759,169	381,833	32,141,002	23.2%
Louis Hoch (5)	President, Chief Operating Officer, and Vice Chairman of the Board	33,120,333	586,147	33,706,480	24.3%
Larry Morrison (6)	Vice President, Sales and Marketing	2,410,695	26,795	2,437,490	1.8%
Peter Kirby (7)	Director	1,200,500	325,000	1,525,500	1.1%
All directors and executive officers as a group (4 persons)		68,490,697	1,319,775	69,810,472	50.4%

(1)   Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

(2)   We had a total of 147,721,077 shares of common stock issued and 137,150,323 shares of common outstanding on December 31, 2013.

(3)   Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of December 31, 2013.

(4)   Includes 586,147 shares that Mr. Long has the right to acquire upon the exercise of stock options.

(5)           Includes 381,833 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.

(6)           Includes 26,795 shares that Mr. Morrison has the right to acquire upon the exercise of stock options.

(7)           Includes 325,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

As of December 31, 2013, there are no arrangements among our beneficial owners known to management which may result in a change in control of our Company.

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

Accordingly, following the completion of these transactions, we have no remaining receivables or payables related to Mr. Long, Mr. Hoch or any other officer of our Company.

By virtue of Mr. Long and Mr. Hoch’s officer positions with us, they are each considered a related party of our Company under federal securities law. Our Board of Directors has acknowledged that our entry into this agreement with Mr. Long and Mr. Hoch is a related party transaction and has approved such transactions.

Herb Authier

During the years ended December 31, 2013 and 2012, we paid Herb Authier a total of $35,400 and $31,250 in cash, respectively, for services related to network engineering and administration that he provided to us. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2013, Messrs. Michael R. Long, Louis A. Hoch, and Peter G. Kirby served on our Board of Directors. The Board has determined Dr. Kirby was our sole independent board member as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012 as included in our annual report on Form 10-K, are set forth in the table below.

	2013	2012
Audit fees	$55,000	$41,500
Tax fees	6,070	3,350
Total fees	$61,070	$44,850

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

10.17
First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18
Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19
Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

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

Payment Data Systems, Inc.

Date: March 31, 2014	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, andChief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board, Chief Executive Officer, andChief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)

Date: March 31, 2014	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: March 31, 2014	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director