Form 10-Q
period 2014-03-31
PAYMENT DATA SYSTEMS INC
filed 2014-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 12, 2014, 137,224,398 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,614,189	$26,573,771
Accounts receivable, net	655,871	585,037
Prepaid expenses and other	117,344	98,966
Total current assets	55,387,404	27,257,774

Property and equipment, net	142,388	122,061

Other assets:
Marketable securities	24,242	27,450
Other assets	166,144	121,144
Total other assets	190,386	148,594

Total assets	$55,720,178	$27,528,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,146	$60,818
Accrued expenses	1,078,498	1,088,644
Customer deposits payable	53,707,996	25,740,163
Deferred revenue		-
Total current liabilities	54,841,640	26,889,625

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,795,152 and 147,721,077 issued, and 137,224,398 and 137,150,323 outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	147,795	147,721
Additional paid-in capital	56,878,349	56,873,423
Treasury stock, at cost; 10,570,754 and 10,570,754 shares	(1,241,750)	(1,241,750)
Deferred compensation	(1,213,975)	(1,286,970)
Accumulated deficit	(53,691,881)	(53,853,620)
Total stockholders’ equity	878,538	638,804

Total liabilities and stockholders’ equity	$55,720,178	$27, 528,429

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues	$2,730,823	$1,059,503

Operating expenses:
Cost of services	2,092,026	826,299
Selling, general and administrative:
Stock-based compensation	72,995	73,270
Other expenses	385,433	376,300
Depreciation	9,905	6,292
Total operating expenses	2,560,359	1,282,161

Operating income (loss)	170,464	(222,658)

Other income and (expense):
Interest income	6,813	493
Other expense	(3,360)	(10,267)
Total other income and (expense),net	3,453	(9,774)

Income (loss) before income taxes	173,917	(232,432)
Income taxes	12,179	-

Net income (loss)	$161,738	$(232,432)

Basic and diluted earnings ( loss) per common share:	$0.00	$0.00
Weighted average common shares outstanding
Basic	125,003,729	133,698,682
Diluted	132,276,979	133,698,682

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Operating activities:
Net income (loss)	$161,738	$(232,432)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized (gain) loss on marketable securities	3,209	10,250
Depreciation	9,905	6,292
Non-cash stock based compensation	72,995	73,270
Issuance of stock to employee	5,000	-
Changes in current assets and current liabilities:
Accounts receivable	(70,834)	265,017
Prepaid expenses and other	(18,378)	23,618
Other assets	(45,000)	(66,122)
Accounts payable and accrued expenses	(15,817)	(288,986)
Customer deposits payable	27,967,833	(830,354)
Deferred revenue	-	(2,913)
Net cash provided (used) by operating activities:	28,070,651	(1,042,360)

Investing activities:
Purchases of property and equipment	(30,233)	(15,129)
Purchases of treasury stock	-	(301,255)
Net cash (used) by investing activities:	(30,233)	(316,384)

Change in cash and cash equivalents	28,040,418	(1,358,744)
Cash and cash equivalents, beginning of period	26,573,771	3,759,791

Cash and cash equivalents, end of period	$54,614,189	$2,401,047

Non-cash item:
Settlement of related party receivable with treasury stock	$-	$702,337

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Cash and Cash Equivalents:  Cash and cash equivalents includes cash and other money market instruments.  The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.  Cash also includes customer deposits.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2014, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2014	December 31, 2013

Accrued salaries	$117,435	$142,071
Reserve for processing losses	297,365	297,365
Accrued commissions	394,832	350,188
Accrued taxes	52,809	51,820
Other accrued expenses	216,057	247,200
Total accrued expenses	$1,078,498	$1,088,644

Note 3.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$161,738	$(232,432)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	125,003,729	133,698,682
Effect of dilutive securities	7,273,250	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	132,276,979	133,698,682
Basic earnings (loss) per common share	$0.00	$0.00
Diluted earnings (loss) per common share and common share equivalent	$0.00	$0.00

The awards and options to purchase shares of common stock that were outstanding for the three months ended March 31, 2014 and 2013 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2014	2013

Anti-dilutive awards and options	-	11,144,270

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

	March 31, 2014
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$24,242	-	-	$24,242

Liabilities:
None	-	-	-	-

	December 31, 2013
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Level 1
Marketable securities	$27,450	-	-	$27,450

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices. Adjustments to fair value are recorded in the consolidated statement of operations.

Note 5.  Related Party Transactions

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

In December 2010, Mr. Long and Mr. Hoch did not pay the Company the fourth and final annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due to the Company’s continued inability to pay the deferred salaries that were called for under their respective employment agreements. At December 31, 2010, the Company owed Mr. Long and Mr. Hoch deferred salaries of $147,368 and $126,915, respectively, in regards to their 2009 deferred salary balances. As of December 31, 2010, Mr. Long and Mr. Hoch owed the Company $133,825 and $112,343, respectively, for the fourth and final installment of their loan repayments. The total amount owed to the Company for the unpaid installments was classified as “Related Party Receivable” on the Company’s balance sheet and was $702,337 and $703,060 is at December 31, 2011 and 2010, respectively.

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

Herb Authier

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company paid Herb Authier a total of $10,769 and $35,400 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed March 31,2014, including the audited consolidated financial statements and the notes contained therein.

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

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability and our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. At December 31, 2013, our accumulated deficit was $53,853,620. We reported net income of $161,738 for the quarter ended March 31, 2014 as compared with net loss of $232,432 for the same period last year. Credit card processing volumes for the first quarter of 2014 were the highest for any previous quarter in our history. Our credit card and debit card processing transactions for the first quarter of 2014 increased 15 percent over the same period in 2013 and our credit card and debit card dollars processed for the first quarter of 2014 increased 61 percent over the same period in 2013 resulting in record volumes.  In the fourth quarter of 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. ACH volumes reported for the fourth quarter of 2013 were the highest we have experienced in any previous quarter of 2013.  ACH Processing transactions for the first quarter of 2014 increased 48% and returned check transactions processed increased 8% as compared to the fourth quarter of 2013.  The increases in credit and debit processing combined with the increases in ACH Processing also led to record revenues compared to any previous quarter in our history.  We believe these trends will continue for the foreseeable future. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes.

We believe the profitability we experienced in the first quarter of 2014 will continue for the foreseeable future, but the extent of our future operating results and the ultimate timing of our profitability is not certain. We may continue to incur operating losses in the future.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At March 31, 2014 and December 31, 2013, our reserve for processing losses was $297,365 and 297,365, respectively.

Customer Deposits

Customer Deposits include security deposits that we may require for certain customers and cash held in transit that we collected on behalf of our all of our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to us and to indemnify us against third-party claims and any expenses that may be created by the customer as result of any claim or fine.  We may revise the customer security deposit based on periodic review of transaction volumes, amounts and chargebacks.  Repayment of the deposit to the customer is generally made within 90 to 180 days after the date on which the last item is processed by us.  The security deposit does not accrue interest to the benefit of the customer.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $49,782 and $49,782, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At March 31, 2014, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2013 or during the three months ended March 31, 2014.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of March 31, 2014 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2013, we had available net operating loss carryforwards of approximately $43.6 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. We have not recorded any unrecognized income tax benefits at March 31, 2014. Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended March 31, 2014 increased 158% to $2,730,823, as compared to $1,059,503 for the quarter ended March 31, 2013. The increase for the three months ended March 31, 2014, as compared to the same period in the prior year was primarily due to a the increase in the volume of transactions processed.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 153% to $2,092,026 for the quarter ended March 31, 2014, as compared to $826,299 for the same period in the prior year.  The increase for the three months ended March 31, 2014, as compared to the same period in the prior year was primarily due to the increase in the volume of transactions processed.

Stock-based compensation expense was $72,995 for the quarter ended March 31, 2014, as compared to $73,270 for the same period in the prior year. These stock-based compensation expenses represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees.

Other selling, general and administrative expenses increased 2% to $385,433 for the quarter ended March 31, 2014, as compared to $376,300 for the same period in the prior year.  The increase in other selling, general and administrative expenses for the quarter ended March 31, 2014, as compared to the same period in the prior year, represented three months of rent expense paid as compared to one month of rent expense with two free promotional months in the same period in the prior year.

Depreciation expense was $9,905 for the quarter ended March 31, 2014, as compared to $6,292 for the same period in the prior year.

Other income (expense), net was income of $3,453 for the quarter ended March 31, 2014, compared to expense of $9,774 for the same period in the prior year.  The change primarily represents an increase in interest income of $6,320 and a decrease in other expense of $6,907 for the quarter ended March 31, 2014, as compared to the same period in the prior year.

We reported net income of $161,738 for the quarter ended March 31, 2014, as compared to a net loss of $232,432 for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2014, we had $54,614,189 of cash and cash equivalents, as compared to $ 26,573,771 of cash and cash equivalents at December 31, 2013. The increase in cash for the quarter ended March 31, 2014 was primarily due to customer deposit payables of $53,707,996, which represented an increase of $27,967,833 in customer deposit payables for 2014 that was directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.  We expect customer deposits to increase as we expect to add new clients from whom we will require cash reserves.

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability and our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. We reported net income of $161,738 for the quarter ended March 31, 2014, as compared with net loss of $232,432 for the same period last year. Additionally, we reported working capital of $545,764 and $368,149 at March 31, 2014 and December 31, 2013, respectively.

Net cash provided by operating activities was $28,070,651 for the three months ended March 31, 2014, as compared to net cash used by operating activities of $1,042,360 for the same period in the prior year. The increase in net cash used by operating activities for the three months ended March 31, 2014 as compared to the same period in the prior year was primarily attributable to a $27,967,833 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via our ACH processing service, as compared to a $830,354 decrease in customer deposit payables for the same period in the prior year. In addition to the increase in customer deposits, net income of $161,738 for the three month ending March 31, 2014, as compared to a net loss of $232,432 for the same period in the prior year is offset by an increase in accounts receivable of $70,834 for the three months ended March 31, 2014, as compared to a decrease in receivables of $265,017 for the same period in the prior year.

Net cash used by investing activities was $30,233 for the three months ended March 31, 2014, as compared to net cash used by investing activities of $316,384 for the same period in the prior year; the decrease in cash used for investing activities was primarily due the $301,255 used by us to purchase additional shares of common stock owned by Mr. Long and Mr. Hoch in the first quarter of 2013.

There were no cash flows from financing activities for the three months ended March 31, 2014 or March 31, 2013, respectively.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations in the future..

Item 1A.    RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2014, we did not issue or sell any unregistered equity securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

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

PAYMENT DATA SYSTEMS, INC.

Date: May 15, 2014	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)