Form 10-Q
period 2014-06-30
PAYMENT DATA SYSTEMS INC
filed 2014-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer                                                                                                                   Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)                                  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  No

As of August 8, 2014, 137,224,398 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,790,124	$26,573,771
Accounts receivable, net	887,481	585,037
Prepaid expenses and other	101,614	98,966
Total current assets	61,779,219	27,257,774

Property and equipment, net	131,683	122,061

Other assets:
Marketable securities	32,835	27,450
Other assets	165,771	121,144
Total other assets	198,606	148,594

Total assets	$62,109,508	$27,528,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,113	$60,818
Accrued expenses	1,154,759	1,088,644
Customer deposits payable	59,489,302	25,740,163
Total current liabilities	60,671,174	26,889,625

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,795,152 and 147,721,077 issued, and 137,224,398 and 137,150,323 outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	147,795	147,721
Additional paid-in capital	56,878,349	56,873,423
Treasury stock, at cost; 10,570,754 and 10,570,754 shares	(1,241,750)	(1,241,750)
Deferred compensation	(1,140,980)	(1,286,970)
Accumulated deficit	(53,205,080)	(53,853,620)
Total stockholders’ equity	1,438,334	638,804

Total liabilities and stockholders’ equity	$62,109,508	$27, 528,429

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$3,304,173	$930,830	$6,034,996	$1,990,333

Operating expenses:
Cost of services	2,349,268	823,788	4,441,294	1,650,088
Selling, general and administrative:
Stock-based compensation	72,995	73,270	150,990	146,540
Other expenses	404,825	348,085	785,258	724,385
Depreciation	10,706	7,587	20,611	13,878
Total operating expenses	2,837,794	1,252,730	5,398,153	2,534,891

Operating income (loss)	466,379	(321,900)	636,843	(544,558)

Other income and (expense):
Interest income	22,424	97	29,238	573
Other income (expense)	8,593	62,319	5,233	52,070
Total other income and (expense),net	31,017	62,416	34,471	52,643

Income (loss) before income taxes	497,396	(259,484)	671,314	(491,915)
Income taxes	10,595	7,000	22,774	7,000

Net income (loss)	$486,801	$(266,484)	$648,540	$(498,915)

Basic earnings (loss) per common share:	$0.00	$0.00	$0.01	$0.00
Diluted earnings (loss) per common share:	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
Basic	125,014,549	131,331,572	125,009,229	131,331,572
Diluted	132,833,380	131,331,572	132,555,239	131,331,572

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Operating activities:
Net income (loss)	$648,540	$(498,915)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized (gain) on marketable securities	(5,384)	(52,070)
Depreciation	20,611	13,878
Non-cash stock based compensation	150,990	146,540
Changes in current assets and current liabilities:
Accounts receivable	(302,444)	312,918
Prepaid expenses and other	(2,648)	56,749
Other assets	(44,627)	(61,329)
Accounts payable and accrued expenses	32,410	(280,348)
Customer deposits payable	33,749,138	(686,226)
Deferred revenue	-	(3,325)
Net cash provided (used) by operating activities:	34,246,586	(1,052,128)

Investing activities:
Purchases of property and equipment	(30,233)	(56,733)
Purchases of treasury stock	-	(301,255)
Net cash (used) by investing activities:	(30,233)	(357,988)

Change in cash and cash equivalents	34,216,353	(1,410,116)
Cash and cash equivalents, beginning of period	26,573,771	3,759,791

Cash and cash equivalents, end of period	$60,790,124	$2,349,675

Non-cash item:
Settlement of related party receivable with treasury stock	$-	$702,337

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

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2014, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Customer Deposits:  Customer deposits include security deposits that may be required by the Company from certain customers and cash held in transit that we collected on behalf of all our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that may be created by the customer as a result of any claim or fine.  The customer deposit may be revised by the Company based on periodic review of transaction volumes, amounts and chargebacks.  Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer.  The customer security deposit does not accrue interest to the benefit of the customer.

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

New Accounting Pronouncement:  In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Adoption of the new standard is effective for reporting periods beginning after December 15, 2016, with early adoption not permitted.  The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2017.

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2014	December 31, 2013

Accrued salaries	$140,043	$142,071
Reserve for processing losses	297,365	297,365
Accrued commissions	492,714	350,188
Accrued taxes	22,624	51,820
Other accrued expenses	202,013	247,200
Total accrued expenses	$1,154,759	$1,088,644

Note 3.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$486,801	$(266,484)	$648,540	$(498,915)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	125,014,549	131,331,572	125,009,229	131,331,572
Effect of dilutive securities	7,818,831	-	7,546,010	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	132,833,380	131,331,572	132,555,239	131,331,572
Basic earnings (loss) per common share	$0.00	$0.00	$0.01	$0.00
Diluted earnings (loss) per common share and common share equivalent	$0.00	$0.00	$0.00	$0.00

The awards and options to purchase shares of common stock that were outstanding for the three months ended June 30, 2014 and 2013 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Anti-dilutive awards and options	-	10,959,270	-	10,959,270

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

		June 30, 2014
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$32,835	-	-	$32,835

Liabilities:
None	-	-	-	-

		December 31, 2013
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Level 1
Marketable securities	$27,450	-	-	$27,450

Liabilities:
None	-	-	-	-

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

Herb Authier

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company paid Herb Authier a total of $20,500 and $35,400 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

This discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed March 31, 2014, including the audited consolidated financial statements and the notes contained therein.

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

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability in the first two quarters of 2014 and our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. At December 31, 2013, our accumulated deficit was $53,853,620. We reported net income of $648,540 for the six months ended June 30, 2014 as compared with net loss of $498,915 for the same period last year. Credit card processing volumes for the second quarter of 2014 were the highest for any previous quarter in our history. Our credit card and debit card processing transactions for the second quarter of 2014 increased 14% over the same period in 2013 and our credit card and debit card dollars processed for the second quarter of 2014 increased 56% over the same period in 2013 resulting in record volumes.  In the fourth quarter of 2013, we initiated Automatic Clearing House, or ACH, transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. ACH volumes reported for the fourth quarter of 2013 were the highest we had experienced at the time. This trend has continued into 2014..  ACH processing transactions for the second quarter of 2014 increased 45% and returned check transactions processed increased 27% as compared to the first quarter of 2014.  The increases in credit and debit processing combined with the increases in ACH Processing also led to record revenues compared to any previous quarter in our history.  We believe these trends will continue for the foreseeable future. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes.

We believe the profitability we experienced in the first and second quarters of 2014 will continue for the foreseeable future, but the extent of our future operating results and the ultimate timing of our profitability is not certain. We may continue to incur operating losses in the future.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At both June 30, 2014 and December 31, 2013, our reserve for processing losses was $297,365.

Customer Deposits

Customer deposits include security deposits that we may require for certain customers and cash held in transit that we collected on behalf of all of our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to us and to indemnify us against third-party claims and any expenses that may be created by the customer as a result of any claim or fine.  We may revise the customer security deposit based on periodic review of transaction volumes, amounts and chargebacks.  Repayment of the deposit to the customer is generally made within 90 to 180 days after the date on which the last item is processed by us.  The security deposit does not accrue interest to the benefit of the customer.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $46,023 and $49,782, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At June 30, 2014, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value, with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2013 or during the six months ended June 30, 2014.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of June 30, 2014 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2013, we had available net operating loss carryforwards of approximately $43.6 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. We have not recorded any unrecognized income tax benefits at June 30, 2014. Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended June 30, 2014 increased 255% to $3,304,173, as compared to $930,830 for the quarter ended June 30, 2013. Revenues for the six months ended June 30, 2014 increased 203% to $6,034,996, as compared to $1,990,333 for the six months ended June 30, 2013. The increases for the quarter and six months ended June 30, 2014, as compared to the same periods in the prior year, were primarily due to the increase in the volume of ACH transactions processed for our newly acquired customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services.  Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 185% to $2,349,268 for the quarter ended June 30, 2014, as compared to $823,788 for the same period in the prior year.  Cost of services increased 169% to $4,441,294 for the six months ended June 30, 2014, as compared to $1,650,088 for the same period in the prior year. The increases for the quarter and six months ended June 30, 2014, as compared to the same periods in the prior year, were primarily due to the increase in the volume of transactions processed.

Stock-based compensation expenses were $72,995 and $150,990, respectively, for the quarter and six months ended June 30, 2014, and $73,270 and $146,540 for the same periods in the prior year. These stock-based compensation expenses represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees.

Other expenses increased 16% to $404,825 for the quarter ended June 30, 2014, as compared to $348,085 for the same period in the prior year.  The increase in other selling, general and administrative expenses for the quarter ended June 30, 2014, as compared to the same period in the prior year, represented an increase in employee bonus compensation.  Other expenses increased 8% to $785,258 for the six months ended June 30, 2014, as compared to $724,385 for the same period in the prior year. The increase in other selling, general and administrative expenses for the six months ended June 30, 2014, as compared to the same period in the prior year, represented an increase in employee bonus compensation.

Depreciation expenses were $10,706 and $20,611 for the quarter and six months ended June 30, 2014, compared to $7,587 and $13,878 for the same periods in the prior year.

Other income (expense), net were incomes of $31,017 and $ 34,471 for the quarter and six months ended June 30, 2014 compared to incomes of $62,416 and $52,643 for the quarter and six months ended June 30, 2013. Other income (expense), net primarily represented interest income and unrealized gains on our marketable securities.  Interest income was $22,424 and $29,238, respectively, for the quarter and six months ended June 30, 2014, as compared to $97 and $573 for the same periods in the prior year.  The increases for the quarter and six months ended June 30, 2014, as compared to the same periods in the prior year were primarily due to the increase in interest earned on higher cash balances.  Unrealized gains on our marketable securities were $8,593 and $5,233, respectively, for the quarter and six months ended June 30, 2014, as compared to $62,319 and $52,070 for the same periods in the prior year.

We reported net income of $486,801 and $648,540 for the quarter and six months ended June 30, 2014, as compared to net losses of $266,484 and $498,915 for the same period in the prior year.

Liquidity and Capital Resources

At June 30, 2014, we had $60,790,124 of cash and cash equivalents, as compared to $26,573,771 of cash and cash equivalents at December 31, 2013. The increase in cash for the six months ended June 30, 2014 was primarily due to customer deposit payables of $59,489,302, which represented an increase of $33,749,138 in customer deposit payables for 2014 that was directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability in the first two quarters of 2014 and our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. We reported net income of $648,540 for the six months ended June 30, 2014 as compared with net loss of $498,915 for the same period last year. Additionally, we reported working capital of $1,108,045 and $368,149 at June 30, 2014 and December 31, 2013, respectively.

Net cash provided by operating activities was $34,246,586 for the six months ended June 30, 2014, as compared to net cash used by operating activities of $1,052,128 for the same period in the prior year. The increase in net cash provided (used) by operating activities for the six months ended June 30, 2014 as compared to the same period in the prior year was primarily attributable to a $33,749,138 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via our ACH processing service, as compared to a $686,226 decrease in customer deposit payables for the same period in the prior year. In addition to the increase in customer deposits, this increase in net cash provided (used) by operating activities was also attributable to a net income of $648,540 for the six months ending June 30, 2014, as compared to a net loss of $498,915 for the same period in the prior year offset by an increase in accounts receivable of $302,444 for the six months ended June 30, 2014, as compared to a decrease in receivables of $312,918 for the same period in the prior year.

Net cash used by investing activities was $30,233 for the six months ended June 30, 2014, as compared to net cash used by investing activities of $357,988 for the same period in the prior year; the decrease in cash used for investing activities was primarily due the $301,255 used by us to purchase additional shares of common stock owned by Mr. Long and Mr. Hoch in the first quarter of 2013.

There were no cash flows from financing activities for the three months ended June 30, 2014 or June 30, 2013, respectively.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on June 30, 2014.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2014, we did not issue or sell any unregistered equity securities.

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

PAYMENT DATA SYSTEMS, INC.

Date: August 14, 2014	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, and Principal Financial and
Accounting Officer)