Form 10-Q
period 2014-09-30
PAYMENT DATA SYSTEMS INC
filed 2014-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, 137,224,398 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,775,756	$26,573,771
Accounts receivable, net	935,090	585,037
Prepaid expenses and other	137,535	98,966
Total current assets	61,848,381	27,257,774

Property and equipment, net	126,594	122,061

Other assets:
Marketable securities	27,979	27,450
Other assets	165,704	121,144
Total other assets	193,683	148,594

Total assets	$62,168,658	$27,528,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,611	$60,818
Accrued expenses	1,019,351	1,088,644
Customer deposits payable	58,906,806	25,740,163
Total current liabilities	59,968,768	26,889,625

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 147,795,152 and 147,721,077 issued, and 137,224,398 and 137,150,323 outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	147,795	147,721
Additional paid-in capital	56,878,349	56,873,423
Treasury stock, at cost; 10,570,754 and 10,570,754 shares	(1,241,750)	(1,241,750)
Deferred compensation	(1,067,985)	(1,286,970)
Accumulated deficit	(52,516,519)	(53,853,620)
Total stockholders’ equity	2,199,890	638,804

Total liabilities and stockholders’ equity	$62,168,658	$27, 528,429

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Revenues	$3,596,004	$962,633	$9,631,000	$2,952,966

Operating expenses:
Cost of services	2,440,410	824,857	6,881,704	2,474,945
Selling, general and administrative:
Stock-based compensation	72,995	73,270	223,985	219,810
Other expenses	395,623	324,862	1,180,882	1,049,247
Depreciation	10,202	8,871	30,812	22,749
Total operating expenses	2,919,230	1,231,860	8,317,383	3,766,751

Operating income (loss)	676,774	(269,227)	1,313,617	(813,785)

Other income and (expense):
Interest income	18,642	78	47,729	651
Other income (expense)	2,144	(59,584)	7,529	(7,514)
Total other income and (expense), net	20,786	(59,506)	55,258	(6,863)

Income (loss) before income taxes	697,560	(328,733)	1,368,875	(820,648)
Income taxes	9,000	11,092	31,774	18,092

Net income (loss)	$688,560	$(339,825)	$1,337,101	$(838,740)

Basic earnings (loss) per common share:	$0.01	$0.00	$0.01	$(0.01)
Diluted earnings (loss) per common share:	$0.01	$0.00	$0.01	$(0.01)
Weighted average common shares outstanding
Basic	125,014,549	125,040,474	125,010,982	126,529,627
Diluted	134,118,138	125,040,474	133,077,979	126,529,627

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2014	2013

Operating activities:
Net income (loss)	$1,337,101	$(838,740)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized (gain) on marketable securities	(529)	7,514
Depreciation	30,812	22,749
Non-cash stock based compensation	223,985	219,810
Changes in current assets and current liabilities:
Accounts receivable	(350,053)	261,745
Prepaid expenses and other	(38,568)	29,168
Other assets	(44,560)	(60,951)
Accounts payable and accrued expenses	(87,500)	(16,014)
Customer deposits payable	33,166,643	6,040,125
Deferred revenue	-	(3,738)
Net cash provided operating activities:	34,237,331	5,661,668

Investing activities:
Purchases of property and equipment	(35,346)	(62,385)
Net cash (used) by investing activities:	(35,346)	(62,385)

Financing activities:
Purchases of treasury stock	-	(301,255)
Net cash (used) by financing activities:	-	(301,225)

Change in cash and cash equivalents	34,201,985	5,298,028
Cash and cash equivalents, beginning of period	26,573,771	3,759,791

Cash and cash equivalents, end of period	$60,775,756	$9,057,819

Non-cash item:
Settlement of related party receivable with treasury stock	$-	$702,337

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Cash and Cash Equivalents:  Cash and cash equivalents includes cash and other money market instruments.  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  Cash also includes customer deposits.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2014, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2014	December 31, 2013

Accrued salaries	$120,132	$142,071
Reserve for processing losses	297,365	297,365
Accrued commissions	437,680	350,188
Accrued taxes	32,692	51,820
Other accrued expenses	131,482	247,200
Total accrued expenses	$1,019,351	$1,088,644

Note 3.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$688,560	$(339,825)	$1,337,101		$(838,740)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	125,014,549	125,040,474	125,010,982		126,529,627
Effect of dilutive securities	9,103.589	-	8,066,997		-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	134,118,138	125,040,474	133,077,979		126,529,627
Basic earnings (loss) per common share	$0.01	$0.00	$0.01	$	(0.01)
Diluted earnings (loss) per common share and common share equivalent	$0,01	$0.00	$0,01	$	(0.01)

The awards and options to purchase shares of common stock that were outstanding for the three and nine ended months September 30, 2013 and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Numerator:
Anti-dilutive awards and options	-	14,799,270	-	14,862,274

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

	September 30, 2014
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$27,979	-	-	$27,979

Liabilities:
None	-	-	-	-

	December 31, 2013
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Level 1
Marketable securities	$27,450	-	-	$27,450

Liabilities:
None	-	-	-	-

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

Herb Authier

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company paid Herb Authier a total of $30,481 and $35,400 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

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

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our recent profitability in the first two quarters of 2014 and our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. At December 31, 2013, our accumulated deficit was $53,853,620. We reported net income of $1,337,101 for the nine months ended September 30, 2014 as compared with net loss of ($838,740) for the same period last year. Total dollars processed for the third quarter of 2014 set a new record for the Company exceeding $796,000,000. Credit card processing volumes for the third quarter of 2014 were the second highest for any previous quarter in our history. Our credit card and debit card processing transactions for the third quarter of 2014 increased 16% over the same period in 2013 and our credit card and debit card dollars processed for the second quarter of 2014 increased 59% over the same period in 2013 resulting in record volumes.   ACH volumes reported for the third quarter of 2014 were the second highest for any previous quarter in our history. ACH processing transactions for the third quarter of 2014 increased 2% and returned check transactions processed increased 219% as compared to the second quarter of 2014. The increases in credit and debit processing combined with the increases in ACH Processing also led to record revenues, operating income, and net income as compared to any previous quarter in our history. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes.

We believe the profitability we experienced in the first three quarters of 2014 will continue for the foreseeable future, but the extent of our future operating profits is not certain. We may incur operating losses in the future.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At September 30, 2014 and December 31, 2013, our reserve for processing losses was $297,365.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $46,023 and $49,782, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At September 30, 2014, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value, with unrealized gains and losses included in the consolidated statement of income. Classification as current or non-current is based primarily on whether there is an active public market for such security. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2013 or during the nine months ended September 30, 2014.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when pre-taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. It is our judgment that we cannot predict with reasonable certainty that the deferred tax assets as of September 30, 2014 will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $0. At December 31, 2013, we had available net operating loss carryforwards of approximately $43.6 million, which expire beginning in the year 2020. Approximately $3.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. We have not recorded any unrecognized income tax benefits at September 30, 2014. Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2014 increased 274% to $3,596,004, as compared to $962,633 for the quarter ended September 30, 2013. Revenues for the nine months ended September 30, 2014 increased 226% to $9,631,000, as compared to $2,952,966 for the nine months ended September 30, 2013. The increases for the quarter and nine months ended September 30, 2014, as compared to the same periods in the prior year, were due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services increased 196% to $2,440,410 for the quarter ended September 30, 2014, as compared to $824,857 for the same period in the prior year.  Cost of services increased 178% to $6,881,704 for the nine months ended September 30, 2014, as compared to $2,474,945 for the same period in the prior year. The increases for the quarter and nine months ended September 30, 2014, as compared to the same periods in the prior year, were due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

Stock-based compensation expenses were $72,995 and $223,985, respectively, for the quarter and nine months ended September 30, 2014, and $73,270 and $219,810 for the same periods in the prior year. These stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees.

Other expenses increased 22% to $395,623 for the quarter ended September 30, 2014, as compared to $324,862 for the same period in the prior year.  Other expenses increased 13% to $1,180,882 for the nine months ended September 30, 2014, as compared to $1,049,247 for the same period in the prior year. The increase in other selling, general and administrative expenses for the nine months ended September 30, 2014, as compared to the same period in the prior year, represented an increase in employee bonus compensation of approximately $82,000 office rent expense of approximately $25,000 and other expenses of approximately $25,000.

Depreciation totaled $10,202 and $30,812 for the quarter and nine months ended September 30, 2014, compared to $8,871 and $22,749 for the same periods in the prior year.

Other income (expense), net were incomes of $20,786 and $55,258 for the quarter and nine months ended September 30, 2014 compared to expenses of ($59,506) and ($6,863) for the quarter and nine months ended September 30, 2013. Other income (expense), net primarily represented interest income and unrealized gains and (losses) on our marketable securities. Interest income was $18,642 and $47,729, respectively, for the quarter and nine months ended September 30, 2014, as compared to $78 and $651 for the same periods in the prior year. The increases for the quarter and nine months ended September 30, 2014, as compared to the same periods in the prior year were primarily due to the increase in interest earned on higher cash balances. Other income (expense) were comprised of unrealized gains (losses) on our marketable securities of $2,144 and $7,529, respectively, for the quarter and nine months ended September 30, 2014, as compared to unrealized losses of ($59,584) and ($7,514) for the same periods in the prior year.

We reported net income of $688,560 and $1,337,101 for the quarter and nine months ended September 30, 2014, as compared to net losses of ($339,825) and ($838,740) for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2014, we had $60,775,756 of cash and cash equivalents, as compared to $26,573,771 of cash and cash equivalents at December 31, 2013. The increase in cash for the nine months ended September 30, 2014 was primarily due to customer deposit payables of $58,906,806 which represented an increase of $33,166,643 in customer deposit payables for 2014 that was directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.

Since our inception in 1998, we incurred operating losses each quarter until the quarter ended June 30, 2011. We generated both operating income and net income in the third and fourth quarters of 2011 and were profitable for all four quarters of 2012. Despite our profitability in the fourth quarter of 2013, we reported a net loss of $789,039 for the year ended December 31, 2013. We reported net income of $1,337,101 for the nine months ended September 30, 2014 as compared with net loss of ($838,740) for the same period last year. Additionally, we reported working capital of $1,879,613 and $368,149 at September 30, 2014 and December 31, 2013, respectively.

Net cash provided by operating activities was $34,237,331 and $5,661,668 for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2014 as compared to the same period in the prior year was attributable to increases in cash provided by customer deposits of approximately $27,127,000 which consisted of cash held in transit collected on behalf of our merchants via our ACH processing service and net income of approximately $2,176,000 offset by a use of cash for an increase in account receivable of approximately ($612,000).

Net cash used by investing activities was ($35,346) for the nine months ended September 30, 2014, as compared to net cash used by investing activities of ($62,385) for the same period in the prior year; the decrease in net cash used for investing activities was due to lower purchases of property and equipment. Net cash used by financing activities was -0- for the nine months ended September 30, 2014, as compared to net cash used by financing activities of ($301,255) for the same period in the prior year; the decrease in cash used for financing activities was due to the ($301,255) used by us to purchase additional shares of common stock owned by Mr. Long and Mr. Hoch in the first quarter of 2013.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2014 and through the current date we did not issue or sell any unregistered equity securities.

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

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of this report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: November 13, 2014	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)