Form 10-K
period 2014-12-31
PAYMENT DATA SYSTEMS INC
filed 2015-03-30
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014, the last business day of the registrant’s fiscal year, was approximately $3,527,999 based on 48,999,990 shares of the registrant’s common stock held by non-affiliates on December 31, 2014 at the closing price of $0.175 per share. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2015, the number of outstanding shares of the registrant's common stock was 184,534,791.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PAYMENT DATA SYSTEMS, INC.

FORM 10-K
For the Year Ended December 31, 2014

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

PART I

ITEM 1. BUSINESS.

General

We were founded in July 1998 and incorporated in the State of Nevada. Our primary operations consist of functioning as a processor of electronic payments for other companies. We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services.

The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA, the electronic payments association and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone or via a bill payment sent through the mail and is processed using the ACH network. Our card-based processing services enable merchants to process both traditional card-present, or "swipe," transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an interactive voice response telephone system.

We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with our customers’ corporation logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use.  Some card programs allow the cards to be reloaded with funds, while others do not have that capability.  In some cases, the cards can be used at Automatic Teller Machines, or ATMs, to withdraw cash.

Through our recently acquired business Akimbo Financial, Inc. we offer Visa prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends.  These prepaid cards can be linked to the consumers’ bank accounts and loaded via direct deposits or bank transfers or loaded using Visa ReadyLink at many retail outlets or by loading pre-printed and approved personal or payroll checks using a smartphone. Consumers can also create up to five sub-cards. The prepaid cards can be used for purchases anywhere Visa debit cards are accepted or at ATMs to withdraw cash.  It is our plan to move the Akimbo card program to operate on the MasterCard and associated networks and to our existing sponsoring bank, Sunrise Banks, N.A.  We expect this transition will allow for us to capture enough savings of expenses to make the program cash-flow positive around June 30, 2015.

We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. We generate revenues by charging fees for the electronic processing of payment transactions or use of our prepaid cards and related services. We charge certain merchants for these processing services at a bundled rate based upon a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. We charge other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to our customers, including fees for returns, monthly minimums, and other miscellaneous services. We charge consumers that use our billx.com online payment service a flat monthly fee that allows them to make a certain number of payments in a month. We also charge these consumers an additional fee for each payment that exceeds the contracted allowed number of payments in a given month. We charge consumers that use our prepaid card services fees for certain services and we earn revenue from network interchange when a card is used for signature or card-not-present purchases. We operate solely in the United States under two operating segments—Payment Data Systems, and FiCentive, Inc., which provides prepaid card processing.

Our web sites are www.paymentdata.com, www.ficentive.com and www.zbill.com.  Information contained in our website does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to a 2013 Federal Reserve Payments study, the estimated number of non-cash payments increased 4.4% per year from 2009 to 2012, totaled $122.8 billion in 2012, with a value of $78.96 trillion. From 2009 to 2012, ACH, debit cards and prepaid cards grew at a compound annual growth rate of 5.1%, 7.7% and 15.8%, respectively, while credit card transactions only grew at an annual rate of 7.6%, and use of paper checks declined by 9.2%. Electronic payments, including payments made with cards and ACH, now collectively exceed three-quarters of all non-cash payments. Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture.” As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet. They comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. Because of the increasing adoption rate of the Internet, businesses have a growing opportunity to conduct commerce with their consumers and business partners over the Internet. We believe the increasing usage of smartphones as an instrument of payment will also create further opportunities for us in the future.  We also believe that contactless payments like Apple Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2014 were $304.9 billion, an increase of approximately 15.4% from $263.3 billion in 2013. We believe the prevalence of the Internet makes having an online presence a basic and necessary consideration for those operating a business today.

The growth of electronic commerce also has made the acceptance of card-based and other electronic forms of payment a necessity for today’s business. Forrester Research expects that e-commerce sales in the United States will keep growing at a 9.5% compound annual growth rate through 2018, translating to online retail sales of $414 billion in 2018, up from $263 billion in 2013. Companies, both large and small, continue to leverage the Internet in order to remain competitive, improve operational efficiencies, create new revenue streams and maximize the longevity and profitability of their customer relationships.

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

We introduced a new product offering, a mobile payment application called iRemote Pay. iRemote Pay is specifically designed for both small and large merchant customers that have a need for a remote wireless point-of-sale application to accept credit cards, debit cards, Automated Clearing House, and cash payments. The application is currently designed to run on iPhone, iPad, iPod Touch devices and we intend to develop Android and Windows platforms in the future.

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

In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor.  We develop and manage prepaid card programs on behalf of corporate clients who have customers that want prepaid cards that are branded with the entity’s unique logo. We started issuing cards in October 2011 and hold bank sponsorship agreements with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card program. We also have the ability to issue Discover, American Express, Visa, and MasterCard prepaid credit cards. We primarily create, manage and process prepaid card programs for corporate clients, tailored to each client’s unique objectives to allow the client to issue prepaid cards to their customer base or employees as an incentive in the form of a rebate, commission, or other incentive.  We also issue general purpose reloadable cards to consumers as an alternative to a traditional bank account. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We also believe our eight years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new.

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

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the Automated Clearing House, or ACH, network because we are not a bank and therefore we are not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank and Generations Federal Credit Union. We are financially liable for all fees, fines, chargebacks and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Merrick Bank and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Merrick Bank and Wells Fargo, sponsor us for membership in the Visa, MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

Sales and Marketing

We market and sell our products and services through direct contact by our sales personnel, as well as through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management. Our direct sales efforts are coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target customer profile. We also market and sell our prepaid card program directly to corporations and to consumers through the Internet.  We intend to continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 795 customers at December 31, 2014 from 735 customers at December 31, 2013.

We had one customer that accounted for 11% of our 2014 revenue.  This customer utilized our ACH Processing services.  No other customer accounted for more than 10% of revenues in 2014.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 244 in 2014 from 864 in 2013. We believe the decrease occurred due to customers opting to use their bank bill pay service over ours.  We are also repositioning our bill pay service to sell to other prepaid card processors and to be an add-on service to our prepaid card programs that utilize our card programs as a bank account alternative.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Elavon Inc., and Vantiv, Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter time frame than most of our competitors. We also believe our eight years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. We also believe that the mobile application technology and advanced card holder websites we acquired through the Akimbo acquisition will provide us a competitive advantage in securing both consumer customers and business clients that have a need for a card program for their customer base.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

●	akim.bo;	●	debitpin.com;	●	paymentdatasystems.com;
●	akimbocard.com;	●	debitmax.com;	●	paymentdata.org;
●	akimbodeals.com;	●	debitservice.com;	●	paymentdata.com;
●	akimbodebit.com;	●	electragift.com;	●	paymentrecovery.com;
●	akimboit.com;	●	getcarmen.com;	●	paymentrecoverysystems.com;
●	akimbonews.com;	●	ficentive.com;	●	parishiltoncard.com;
●	akimboprepaid.com;	●	fotogiftcards.com	●	gogreenmastercard.com;
●	akimbo.info;	●	iremotepay.com;	●	mipromesa.com;
●	bill4u.com;	●	iremotepay.net;	●	pdsnetwork.com;
●	billx.com;	●	itshotcard.com;	●	prepaidload.com;
●	billxpress.com;	●	merchandisemastercard.com;	●	primacard.com;
●	billhelp.com;	●	myakimbo.com;	●	securepds.com;
●	billserv.com;	●	nataliecard.com;	●	stardebit.com;
●	britneycard.com;	●	nataliegiftcard.com;	●	streamprepaid.com;
●	carddeposit.com	●	nataliegulbismastercard.com;	●	thatshotcard.com;
●	carmencard.com;	●	nataliegulbiscard.com;	●	viewbill.com; and
●	creditcardgateway.com;	●	newsakimbo.com;	●	zbill.com.
●	crpds.com;	●	nsfdebit.com;
●	danicacard.com;	●	omegabill.com;

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

Government Regulation

Our industry is highly regulated. Any new or changes made to U.S. federal, state and local laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results. Failure to comply with these laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard.

The Dodd-Frank Act

In the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The Dodd-Frank Act regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the Consumer Financial Protection Bureau to regulate consumer financial services, including many offered by our customers. Additionally, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions.

The Dodd-Frank Act, when implemented in September 2011, caused interchange fees to be lowered on large bank-issued debit cards. The lowered interchange fees had a mild negative impact on our revenues, but increased our earnings due to the fact that we were able to keep our prices constant with our merchants. If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks.  Our prepaid cards, while some of the transactions are processed on debit networks, are currently exempt from the Dodd-Frank Act.

CARD Act

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose reloadable prepaid cards, and the maintenance fees charged on our general purpose reloadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose reloadable cards. However, it is possible  that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose reloadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose reloadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose reloadable cards from the gift cards. In such event, it is possible that such general purpose reloadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose reloadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose reloadable cards, each of which would likely have a material adverse impact on our revenues.

In 2014, we resumed issuing gift card cards.  Any gift cards we issue will be governed by the CARD Act and other various regulations.  Any violations with our gift card issuance could result in the imposition of fines, the suspension of our ability to offer our gift cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our gift cards, each of which would likely have a material adverse impact on our revenues.

Anti-Money Laundering and Counter Terrorist Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or collectively, the BSA. The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations.

Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process.

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. As regulations evolve or change we may be required to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the CARD Act and the Federal Reserve’s Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa, MasterCard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks at their discretion and such modifications could also impact us, financial institutions, merchants and others.

Employees

As of December 31, 2014, we had 17 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

Available Information

Our website is located at www.paymentdata.com.We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS

We may not realize the anticipated opportunities from the Akimbo acquisition.

On December 22, 2014, we acquired substantially all the assets of Akimbo Financial, Inc. The success of the Akimbo acquisition will depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our and the acquired business’s operations and information and financial systems. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted by the integration of the acquired business.

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

Our success depends on our ability to develop new and enhanced services and related products that meet changing customer needs. However, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail.

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

Substantially all of the card-based transactions we process involve the use of Visa, MasterCard or Discover credit cards. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Merrick Bank and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Merrick Bank and HSBC, sponsor us for membership in the Visa and MasterCard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, LLC, or Global Payments, or our bank sponsors, Merrick Bank or Wells Fargo Bank, fail to comply with the applicable requirements of the Visa, MasterCard, and Discover card associations, Visa, MasterCard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties is subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, MasterCard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We have incurred substantial losses in the past and may incur additional losses.

Although we reported net income of $3,838,288 for year ended December 31, 2014 we still have an accumulated deficit of $50,071,087. In 2013 we were not profitable, with a loss of $ 789,039.  This was due to lower ACH transaction volumes and prepaid card volumes in 2013, which, ultimately, resulted in reduced revenue for that year. In the last quarter of 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. Our 2014 ACH (electronic check) processing volumes were the highest in the history of the company. In 2014, our ACH transaction volumes were up more than 522% as compared to 2013. Overall credit card processing volumes for all of 2014 were also the highest in the history of the company.

However, our future operating results are not certain. We may incur future operating losses. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide processing services for our MasterCard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of MasterCard. Sunrise Banks, N.A, formerly known as University National Bank, and Metropolitan Commercial Bank have sponsored us under the designations TPS and MSP with the MasterCard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our MasterCard customers, which would negatively impact our revenues and earnings.

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

We had one customer that accounted for 11% of our 2014 revenue.  This customer utilized our ACH Processing services.  No other customer accounted for more than 10% of revenues in 2014.  If we lose this customer without adding other customers, our revenues may decrease which could adversely affect our profitability, if we are profitable at that time.

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business.

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or the FRB, and the Federal Deposit Insurance Corporation.

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose reloadable prepaid cards, and the maintenance fees charged on our general purpose reloadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose reloadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose reloadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose reloadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose reloadable cards from the gift cards. In such event, it is possible that such general purpose reloadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose reloadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose reloadable cards, each of which would likely have a material adverse impact on our revenues.

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

State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions, which can include our bank sponsors, and other financial services companies, such as our Company. For example, the establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. In December 2014, the CFPB issued a notice of proposed rulemaking regarding regulation of the prepaid card industry, although no final rule has yet been published. The proposal would establish disclosure requirements specific to prepaid accounts that would require financial institutions to provide certain disclosures to consumers prior to and after the acquisition of a prepaid account and require prepaid account issuers to provide the CFPB with terms and conditions for prepaid accounts, among others.

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

Effective September 27, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products and other matters related to the regulation of money services businesses. This rule created additional obligations for entities, including our distributors, engaged in the provision and sale of certain prepaid products, including our prepaid debit cards, such as the obligation for sellers of prepaid debit cards to obtain identification information from the purchaser at the point-of-sale. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store personal identifiable information about our cardholders, including names, addresses, social security numbers, driver’s license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors’ failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our Company being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, MasterCard, American Express, Discover or regional debit networks, which would also have a significant material adverse impact on our financial position and/or operations.

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

If our efforts to protect the security of information about our customers, cardholders and vendors are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.

An important component of our business involves the receipt and storage of information about our cardholders and banking information. We have multiple programs and processes in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our vendors, contractors, and employees. If we, our customers, or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our cardholders and customers could lose confidence in our ability to protect their information, which could cause them to discontinue using our services.

We depend on Michael R. Long and Louis A. Hoch, and if these officers ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our Chairman and Chief Executive Officer Michael R. Long, and our President and Chief Operating Officer, Louis A. Hoch. We entered into employment agreements with Mr. Long and Mr. Hoch, respectively, in February 2007. The terms of the agreements are substantially similar and prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, either or both of these officers cease to be active in our management.

If our software fails, and we need to repair or replace it, or we become subject to warranty claims, our costs could increase.

Our software products could contain errors or “bugs” that could adversely affect the performance of services or damage a user’s data. We attempt to limit our potential liability for warranty claims through technical audits and limitation-of-liability provisions in our customer agreements. However, these measures may not be effective in limiting our exposure to warranty claims. We have not experienced a significant increase in software errors or warranty claims. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to our processing system. If our software fails, and we need to replace or repair it, or we become subject to warranty claims, our costs could significantly increase.

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

Significant portions of our revenue and earnings are derived from fees from processing consumer ACH, prepaid, credit, and debit card transactions. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or in any other country where we do business could adversely affect our revenues and earnings.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded less than $10,000 in losses due to fraud in 2014. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2014, our cardholders’ overdrawn account balances totaled less than $5,000.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A, formerly known as University National Bank, and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank and Generations Federal Credit Union, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2014, our closing stock price fluctuated between $0.067 and $0.185. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 4,500 square feet of leased office space in San Antonio, Texas.  Rental expense under the operating lease was approximately $100,000 and $75,000 for the years ended December 31, 2014 and 2013, respectively. During February 2015, we executed a fourth amendment to our lease, which extended the term of the lease for a period of 38 months, or until April 30, 2018.

During February 2015, we executed a new lease for approximately 2,700 square feet of office space in San Antonio, Texas.  This office space will be utilized by our FiCentive, Inc. subsidiary. The lease commences on March 1, 2015 for 38 months, or until April 30, 2018.  The rental cost is approximately $5,000 per month.

We believe that our properties will be adequate to meet our needs through December 31, 2015.

ITEM 3. LEGAL PROCEEDINGS.

On December 18, 2014, Brightmoor Christian Church filed a lawsuit in the United States District Court for the Eastern District of Michigan against us.  Since the filing of the lawsuit, we have been engaged in on-going settlement discussions.   The lawsuit alleges that we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring and Brightmoor incurred losses.  We believe that Brightmoor breached our processing agreement and a security breach occurred because of the Brightmoor’s lack of any controls over the login and password information utilized by Brightmoor to process transactions that resulted in Brightmoor becoming a victim of a malware attack.  Our agreement with Brightmoor has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.  While we believe the claims of Brightmoor are without merit, and it is less likely than not that the loss will be incurred, the outcome of the dispute is still uncertain.  Accordingly, we have not accrued for a potential loss beyond the current balance in the reserve for losses on merchant account.  Our unrecovered funds incurred to-date for this dispute, not including attorney fees, are $13,710.

Aside from the lawsuit described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

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

2014

	High	Low
First Quarter	$0.119	$0.067

Second Quarter	$0.110	$0.075

Third Quarter	$0.135	$0.095

Fourth Quarter	$0.185	$0.115

2013

	High	Low
First Quarter	$0.195	$0.1235

Second Quarter	$0.180	$0.066

Third Quarter	$0.100	$0.030

Fourth Quarter	$0.050	$0.110

Holders

On March 24 2015, 184,534,791 shares of our common stock were issued and outstanding. As of March 24, 2015, there were approximately 3,864 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends, and we have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Equity compensation plans approved by security holders	1,454,421	$0.082	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,454,421	$0.082	-

Our 1999 Employee Comprehensive Stock Plan and our 1999 Non-Employee Director Plan terminated according to the respective terms of the Plans in 2010. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was issued. No options were exercised in 2014 or 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 14, 2014, we granted an employee 74,075 unregistered shares of our common stock for employee compensation as a new hire bonus. These shares were valued at $0.067 per share or $5,000.

On December 23, 2014, we granted 4,000,000 unregistered shares of our common stock for employee compensation as a new hire bonus to Houston Frost, our Senior Vice President of Corporate Development and Prepaid Products. These shares were valued at $0.17 per share, or $680,000. 1,800,000 shares vest at a rate of 50,000 shares per month from January 31, 2015 to December 21, 2017. The remaining 2,200,000 shares vest on January 31, 2025.

On December 29, 2014, we issued 13,456,940 unregistered shares of our common stock for the acquisition of the Akimbo Financial, Inc. business. These shares were valued at $0.1672 per share or $2,250,000.

On December 29, 2014, we issued 18,924,490 unregistered shares of our common stock in incentive stock grants vesting over 10 years. These shares were valued at $0.17 per share or $3,217,163. In addition, we transferred 5,575,510 shares of treasury stock in incentive stock grants vesting over 10 years. The treasury stock was valued at $0.17 per share or $947,837 for an aggregate of 24,500,000 shares or $4,165,000.

On March 3, 2015, we granted 4,000,000 unregistered shares of our common stock for employee compensation as a new hire bonus to Habib Yunus, our Senior Vice President and Chief Financial Officer. These shares were valued at $0.295 per share, or $1,180,000 and vest on March 2, 2025.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the years ended December 31, 2014 and 2013.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through our recently acquired business Akimbo, under the domain name www.akimbocard.com, we offer Visa prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. It is our plan to move the Akimbo card program to operate on the MasterCard and associated networks and to our existing sponsoring bank, Sunrise Banks, N.A.  We expect this transition will allow for us to capture enough savings of expenses to make the program cash flow positive around June 30, 2015.

Although we reported net income of $3,838,288 for year ended December 31, 2014 we still have an accumulated deficit was $50,071,087. In 2013 we were not profitable, with a loss of $ 789,039.  This was due to lower ACH transaction volumes and prepaid card volumes in 2013, which, ultimately, resulted in reduced revenue for that year. In the last quarter of 2013, we initiated ACH transaction processing for newly acquired customers that led to dramatic increases in ACH transaction volumes. Our 2014 ACH (electronic check) processing volumes were the highest in the history of the company. In 2014, our ACH transaction volumes were up more than 522% as compared to 2013. Overall credit card processing volumes for all of 2014 were also the highest in the history of the company. Credit cards dollars processed during 2014 were up 14% over 2013 and credit cards transactions processed during the fourth quarter were up 43% over 2013. Nearly three billion dollars of payments were processed by us in 2014. The total of $2.978 billion greatly exceeded last year’s amount of $630 million and set a record for dollars processed in a year for the company.  We believe these trends will continue for the foreseeable future. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes. We believe the profitability we experienced in 2014 will continue for the foreseeable future, but the extent of our future operating results and the ultimate timing of our profitability is not certain. We may incur future operating losses.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. We comply with ASC 605-45-45 and report revenues gross as a principal versus net as an agent. Although some of our processing agreements vary with respect to certain credit risks we have determined that for each agreement we are acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly “charged back” by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and us with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. At December 31, 2014 and 2013, our reserve for processing losses was $272,365 and $297,365, respectively.

Customer Deposits

Customer deposits include security deposits that we may require for certain customers and cash held in transit that we collected on behalf of all of our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to us and to indemnify us against third-party claims and any expenses that maybe created by the customer as result of any claim or fine.  The Company may require the customer security deposit based on estimated transaction volumes, amounts and chargebacks and may revise the deposit based on periodic review of the same items.   Repayment of the deposit to the customer is generally within 90 to 180 days after the date on which the last item is processed by us. The customer security deposit does not accrue interest to the benefit of the customer.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At December 31, 2014 and 2013, our allowance for doubtful accounts was $45,663 and $49,782, respectively.

Marketable Securities

We classify our marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2014, all our marketable securities were classified as trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to our ownership position. Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2014 or 2013.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

It is our judgment that as of December 31, 2014 we will recognize deferred tax assets of $1.6 million.  However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $1.6 million. At December 31, 2014, we had available net operating loss carry-forwards of approximately $40.8 million, which expire beginning in the year 2020. Approximately $0.4 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on our financial position.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2014 increased 159% to $13,395,131 from $5,180,362 for 2013. The increase in revenues for 2014 is primarily attributed to increases in the volume of ACH processing transactions, return transactions and credit card and debit card processing transactions, processed for our newly acquired customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $9,216,904 and $4,205,466 for 2014 and 2013, respectively. The increase of $5,011,438 or 119% in cost of services for 2014 as compared to 2013 was primarily due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers and existing customers.

Stock-based compensation expenses decreased slightly to $291,980 for 2014 from $293,080 for 2013. Our stock-based compensation expenses for 2014 and 2013 represented the amortization of deferred compensation expenses related to incentive stock grants to employees.

Other selling, general and administrative expenses increased to $1,600,287 for 2014, from $1,405,594 for 2013. The $194,693 or 14% increase in other selling, general and administrative expenses for 2014 was principally due to an increase in employee bonus compensation of approximately $96,000, marketing materials of approximately $29,000, office rent expense of approximately $26,000, and other expenses of approximately $29,000. Depreciation was $40,953 for 2014, as compared to $31,654 for 2013. The increase of $9,299 or 29% was primarily due to increased fixed asset purchases for our growing business.

Other income (expense) was $111,055 income for 2014, as compared to ($1,350) expense for 2013. The increase was primarily due to the increase in interest earned on higher cash balances of $66,786 for 2014 compared to $1,957 for 2013. In addition, other income (expense) were comprised of unrealized gains on our marketable securities of $10,958 for 2014 compared to unrealized losses of $4,017 for the prior year.

Income taxes (benefit) expense were ($1,482,226) and $32,257 in 2014 and 2013, respectively.  In 2013 this primarily represented amounts incurred under the Texas margin tax.  The tax benefit in 2014 was primarily the result of us recognizing deferred tax benefit at December 31, 2014 of $1,621,000, net of alternative minimum tax and Texas margin tax.

We reported a net income of $3,838,288 for 2014, as compared to net loss of 789,039 for 2013. The turnaround is related to the factors described above.

Liquidity and Capital Resources

At December 31, 2014, we had $54,984,851 of cash and cash equivalents, as compared to $26,573,771 of cash and cash equivalents at December 31, 2013. The increase in cash for 2014 was primarily due to customer deposit payables of $52,186,396, which represented an increase of $26,446,233 in customer deposit payables for 2014 that was directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.  We expect customer deposits to increase as we expect to add new clients from whom we will require cash reserves.

We reported net income of $3,838,288 for year ended December 31, 2014.  However, we reported a net loss of $789,039 for the year ended December 31, 2013.  Additionally, we reported working capital of $2,854,080 and $368,149 at December 31, 2014 and 2013, respectively.

Net cash provided by operating activities was $28,452,852 for 2014 as compared to $23,177,620 for 2013.  The increase in net cash used by operating activities for 2014 was primarily attributable to a $26,446,233 increase in customer deposit payables, which consisted of cash held in transit that we collected on behalf of our merchants via our ACH processing service, as compared to a $23,625,041 increase in customer deposit payables for the same period in the prior year, and increase in net income of $3,838,288 for 2014 compared to a net loss of $789,039 for the same period in the prior year.

Net cash used by investing activities was $36,772 for 2014 and $62,385 for 2013. The decrease in net cash used by investing activities for 2014, as compared to the prior year was related to a reduction in the acquisition of equipment.

Net cash used by financing activities for 2014 was $0 compared to $301,255 for 2013, which represents our purchase in the first quarter of 2013 of certain shares of common stock owned by Michael Long, our Chief Executive Officer and, at that time, our Chief Financial Officer, and Louis Hoch, our President and Chief Operating Officer, as satisfaction in full of certain outstanding amounts Mr. Long and Mr. Hoch owed to us.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 30, 2015

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$54,989,851	$26,573,771
Accounts receivable, net	1,037,208	585,037
Deferred tax asset, current	773,000	-
Prepaid expenses and other	129,258	98,966
Total current assets	56,929,317	27,257,774

Property and equipment, net	2,705,517	122,061

Other assets:
Marketable securities	38,408	27,450
Intangibles	412,363	-
Deferred tax asset, noncurrent	848,000	-
Other assets	165,704	121,144
Total other assets	1,464,475	148,594

Total Assets	$61,099,309	$27,528,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,808	$60,818
Accrued expenses	1,851,033	1,088,644
Customer deposits payable	52,186,396	25,740,163
Total current liabilities	54,075,237	26,889,625

Stockholders' Equity:

Common stock, $0.001 par value, 200,000,000 shares authorized; 184,176,582 and 147,721,077 issued and 179,181,338 and 137,150,323 outstanding	184,177	147,721
Additional paid-in capital	62,989,131	56,873,423
Treasury stock, at cost; 4,995,244 and 10,570,754 shares	(238,157)	(1,241,750)
Deferred compensation	(5,839,992)	(1,286,970)
Accumulated deficit	(50,071,087)	(53,853,620)
Total stockholders' equity	7,024,072	638,804

Total Liabilities and Stockholders' Equity	$61,099,309	$27,528,429

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Revenues	$13,395,131	$5,180,362

Operating expenses:
Cost of services	9,216,904	4,205,466
Selling, general and administrative:
Stock-based compensation	291,980	293,080
Other expenses	1,600,287	1,405,594
Depreciation	40,953	31,654
Total operating expenses	11,150,124	5,935,794

Operating income (loss)	2,245,007	(755,432)

Other income (expense):
Other income (expense)	111,055	(1,350)
Other income (expense), net	111,055	(1,350)

Income (loss) before income taxes	2,356,062	(756,782)
Income taxes (benefit) expense	(1,482,226)	32,257

Net Income (loss)	$3,838,288	$(789,039)

Earnings (loss) Per Share
Basic earnings (loss) per common share:	$0.04	$(0.01)
Diluted earnings (loss) per common share:	$0.03	$(0.01)
Weighted average common shares outstanding
Basic	97,081,064	96,899,022
Diluted	138,845,896	96,899,022

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2012	147,721,077	$147,721	$56,873,423	$(238,158)	$(1,580,050)	$(53,064,581)	$2,138,355
Purchase of treasury stock	-	-	-	(1,003,592)	-	-	(1,003,592)
Deferred compensation amortization	-	-	-	-	293,080	-	293,080
Net income for the year	-	-	-	-	-	(789,039)	(789,039)

Balance at December 31, 2013	147,721,077	147,721	56,873,423	$(1,241,750)	(1,286,970)	(53,853,620)	638,804
Issuance of common stock, restricted	74,075	74	4,926	-	-	-	5,000
Issuance of common stock, restricted, for Akimbo Financial Inc. Acquisition	13,456,940	13,457	2,236,543	-	-	-	2,250,000
Issuance of common stock, restricted, under deferred compensation plan	22,924,490	22,925	3,874,239	-	(3,897,164)	-	-
Transfer of treasury stock, restricted, under deferred compensation plan	-	-	-	1,003,593	(947,838)	(55,755)	-
Deferred compensation amortization	-	-	-	-	291,980	-	291,980
Net income for the year	-	-	-	-	-	3,838,288	3,838,288

Balance at December 31, 2014	184,176,582	$184,177	$62,989,131	$(238,157)	$(5,839,992)	$(50,071,087)	$7,024,072

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Operating Activities
Net income (loss)	$3,838,288	$(789,039)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,953	31,654
Non-cash stock based compensation	291,980	293,080
Unrealized (gain) loss on marketable securities	(10,958)	4,017
Deferred income tax (benefit)	(1,621,000)	-

Changes in operating assets and liabilities:
Accounts receivable	(452,171)	(181,734)
Prepaid expenses and other	(30,292)	15,733
Other assets	(44,560)	(68,451)
Accounts payable and accrued expenses	(5,621)	251,194
Customer deposits payable	26,446,233	23,625,041
Deferred revenue	-	(3,875)
Net cash provided by operating activities	28,452,852	23,177,620

Investing Activities
Purchases of property and equipment	(36,772)	(62,385)
Net cash (used) by investing activities	(36,772)	(62,385)

Financing Activities
Purchases of treasury stock	-	(301,255)
Net cash (used) by financing activities	-	(301,255)

Change in cash and cash equivalents	28,416,080	22,813,980
Cash and cash equivalents, beginning of year	26,573,771	3,759,791

Cash and Cash Equivalents, End of Year	$54,989,851	$26,573,771

Non-cash items:
Settlement of related party receivable with treasury stock	$-	$702,337
Acquisition of Akimbo Financial Inc. for common shares	$2,250,000	$-

Supplemental Disclosures
Cash paid for interest	$151	$710
Cash paid for income taxes	$44,937	$41,408

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation; Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com and various other product websites including the newly acquired akimbocard.com website.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. The Company complies with ASC 605-45-45 and reports revenues gross as a principal versus net as an agent. Although some of the Company’s processing agreements vary with respect to certain credit risks the Company has determined that for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard, and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments.  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  Cash also includes customer deposits.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $45,663 and $49,782 at December 31, 2014 and 2013, respectively. The allowance is generally determined based on historical trends and an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Marketable Securities: The Company classifies its marketable security investment portfolio as either held to maturity, available-for-sale, or trading. At December 31, 2014, all of the Company’s marketable securities were trading. Securities classified as trading are carried at fair value with unrealized gains and losses included in the consolidated statement of operations. Classification as current or non-current is based primarily on whether there is an active public market for such security, as well as the daily trading volume of a security relative to the Company’s ownership position.  Gains or losses from the sale or redemption of the marketable securities are determined using the specific identification method.

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

Customer Deposits:  Customer deposits include security deposits that may be required by the Company from certain customers and cash held in transit that we collected on behalf of all our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that may be created by the customer as a result of any claim or fine.  The Company may require the customer security deposit based on estimated transaction volumes, amounts and chargebacks and may revise the deposit based on periodic review of the same items.
  Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer.  The customer security deposit does not accrue interest to the benefit of the customer.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. For the year ended December 31, 2014, 11% of the Company’s total revenues were from sales to one customer. This customer utilized the Company’s ACH services.

The Company’s operations in one industry accounts for 66% of revenue in 2014 and 24% of revenue in 2013.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Impairment of Long-Lived Assets and Intangible Assets: The Company periodically reviews, on at least an annual basis, the carrying value of its long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction.  The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2014 and, 2013, the Company’s reserve for processing losses was $272,365 and $297,365, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $700, and $23,600 in advertising costs in 2014 and 2013, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

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

Note 2.  Acquisition of Akimbo Financial, Inc.

On December 22, 2014, the Company entered into an Asset Purchase Agreement with Akimbo Financial, Inc. (“Akimbo”), a Texas corporation in the business of prepaid card program management, pursuant to which the Company agreed to purchase substantially all of the assets of Akimbo, including certain assumed liabilities, subject to the exclusions, terms and conditions set forth in the Asset Purchase Agreement. The aggregate purchase price for the Akimbo business and assets was $3 million in unregistered, restricted shares of the Company’s common stock, reduced dollar for dollar by the amount of post-closing adjustments.

The Company delivered the shares of its common stock in two tranches. The first tranche was $2 million in unregistered, restricted shares of common stock, less $300,000, equaling 10,167,466 shares of common stock; and the second tranche of $1 million in unregistered, restricted shares, less $450,000, equaling 3,289,473 shares of common stock, was paid prior to year end.

The final number of shares to be issued, and the related value per each such share (the “Share Price”), was determined using the average daily closing price for the shares of common stock for the 10 business days immediately preceding December 22, 2014 (whether the shares are issued and delivered as part of the first tranche, second tranche, on April 15, 2015 or on the one-year anniversary of December 22, 2014). The Closing Date was December 22, 2014, thus the Share Price was $0.1672.

As part of the Asset Purchase Agreement, the Company entered into a Transition Agreement which provides for the continuation of the Akimbo business. Under the terms of the Transition Agreement, Akimbo will provide services to customer cardholders in the ordinary course of business, and deduct any contract costs from the contract revenues for a period of 180 days following December 22, 2014. In case of a negative net revenue, the Company agreed to pay Akimbo the necessary difference up to a total amount of $300,000.

The assets the Company acquired with the Akimbo business include, among others, all assets, rights, properties and privileges of every kind and nature, real and personal, tangible and intangible, absolute and contingent, used by Akimbo in the operation of the business, owned or leased by Akimbo, such as software, equipment, insurances, permits, contracts and intellectual property rights. In conjunction with the Asset Purchase Agreement, the Company is also hired most of the employees of Akimbo. Additionally, in connection with the Asset Purchase Agreement, Akimbo agreed not to compete with the Company, solicit or hire any customer, supplier, licensee, licensor, franchisee, employee, consultant or other business relation for a period of 5 years.

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

Software	$2,585,385
Equipment and other assets	2,252
Customer list and contracts	396,824
Goodwill	15,539
Trade accounts payable	(300,000)
Indemnification liability	(450,000)
Total	$2,250,000

The unaudited proforma results presented below include the effects of the Akimbo acquisition as if it had been consummated on January 1, 2014.  The proforma results include eliminations for processing fees, services, office expense and interest, which was a duplicate expense.

Proforma revenue	$13,600000
Proforma net income	2,000,000
Proforma earnings per share	$0.02
Proforma diluted earnings per share	$0.01

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

		December 31, 2014
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	$38,408	-	-	$38,408

Liabilities:
None	-	-	-	-

		December 31, 2013
Recurring Fair Value Measures Assets:	Level 1	Level 2	Level 3	Level 1
Marketable securities	$27,450	-	-	$27,450

Liabilities:
None	-	-	-	-

The Company’s financial instruments relate to its trading marketable securities, which are valued using quoted market prices.

Adjustments to fair value are recorded in the consolidated statement of operations.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2014	2013
Furniture and fixtures	$175,856	$175,856
Equipment	640,716	626,278
Software	2,958,486	348,515
Leasehold improvements	15,992	15,992
Total property and equipment	3,791,050	1,166,641
Less: accumulated depreciation	(1,085,533)	(1,044,580)

Net property and equipment	$2,705,517	$122,061

Note 5. Intangibles

Intangibles consist of customer list and contracts of $396,824 and goodwill of $15,539 acquired in the purchase of the assets of Akimbo Financial, Inc.  The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over the next 36 months beginning in January 2015 and will be amortized over 3 years at $132,275 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life which will be tested for impairment annually.

Note 6.  Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2014
Allowance for doubtful accounts	$49,782	$-	$-	$(4,119)	$45,663
Reserve for processing losses	297,365	-	(25,000)	--	272,365

2013
Allowance for doubtful accounts	$50,362	$-	$-	$(580)	$49,782
Reserve for processing losses	214,560	-	82,805	-	297,365

Note 7. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2014	2013
Accrued salaries	$158,380	$142,071
Reserve for merchant losses	272,365	297,365
Accrued commissions	460,977	350,188
Accrued taxes	125,194	51,820
Other accrued expenses	128,345	247,200
Assumed liabilities	255,772	-
Indemnification liability	450,000	-

Total accrued expenses	$1,851,033	$1,088,644

Note 8. Operating Leases

The Company currently leases approximately 4,500 square feet of office space that houses its principal executive offices and operations. Rental expense under the operating lease was approximately $100,000 and $75,000 for the years ended December 31, 2014 and 2013, respectively. During February 2015, the Company executed a fourth amendment to our lease, which extended the term of the lease for a period of 38 months, or until April 30, 2018.

During February 2015, the Company executed a new lease for approximately 2,700 square feet of office space in San Antonio, Texas.  This office space will be utilized by the Company’s FiCentive, Inc. subsidiary. The lease commences on March 1, 2015 for 38 months, or until April 30, 2018.  The rental cost is approximately $5,000 per month.

 Future minimum lease payments at December 31, 2014 are as follows:

Year ending December 31
2015	$139,685
2016	144,500
2017	140,686
2018	45,654

Note 9. Related Party Transactions

Michael R. Long and Louis A. Hoch

On March 11, 2013, in accordance with the Company’s employment agreements with Mr. Long and Mr. Hoch, the Company accepted shares of the Company’s common stock owned by Mr. Long and Mr. Hoch as satisfaction in full for the remaining amounts owed to the Company as annual payments due to the loss on margin loans guaranteed by the Company for Mr. Long and Mr. Hoch in 2002.

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

Accordingly, following the completion of these transactions, the Company has no remaining receivables or payables related to Mr. Long, Mr. Hoch or any other officer of the Company at December 31, 2014 or 2013.

Herb Authier

During the years ended December 31, 2014 and 2013, the Company paid Herb Authier a total of $42,000 and $35,400 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the year ended December 31, 2014, the Company purchased $6,227 of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Hoch, the spouse of our President and Chief Operating Officer Louis Hoch, is the sole owner of Angry Pug Sportswear.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2014	2013
Current:
Depreciation and other items	$773,000	-
Current deferred tax assets	$773,000	$-

Non-current:
Deferred tax assets:
Net operating loss carryforwards	$13,094,000	$14,831,000
Depreciation and other items	-	25,000
Valuation Allowance	(12,246,000)	(14,856,000)
Non-current deferred tax assets	$848,000	$-

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2014 and December 31, 2013 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2014, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $40.8 million that begin to expire in the year 2020. Approximately $0.4 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the year ended December 31:

	2014	2013
Current provision:
Federal	$45,000	$-
State	93,774	32,257
	138,774	32,257

Deferred provision:
Federal (benefit)	(1,621,000)	-

(Benefit) expense for income taxes	$(1,482,226)	$32,257

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the year ended December 31:

	2014	2013
Income tax expense (benefit) at 34%	$769,179	$(251,000)
Change in valuation allowance	(1,725,000)	126,000
Utilization of NOL carryforward	(884,559)	-
Permanent and other differences	219,380	125,000
Alternative minimum tax and Texas margin tax	138,774	32,257

Income tax expense (benefit)	$(1,482,226)	$32,257

Note 11. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 1999 Employee Comprehensive Stock Plan (“Employee Plan”) provides qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) as well as restricted stock grants to key employees. Under the terms of the Employee Plan, the exercise price of ISOs must be equal to 100% of the fair market value on the date of grant (or 110% of fair market value in the case of an ISO granted to a 10% stockholder/grantee). There is no price requirement for NQSOs, other than that the option price must exceed the par value of the common stock. The Company reserved 30,000,000 shares of its common stock for issuance pursuant to the Employee Plan. The Employee Plan terminated in 2010.

The 1999 Non-Employee Director Plan (“Director Plan”) was approved by the Board of Directors and stockholders to provide non-employee directors options to purchase shares of common stock at 100% of fair market value on the date of grant. The Company reserved 1,500,000 shares of its common stock for issuance pursuant to the Director Plan.  The Director Plan terminated in 2010.

The Company currently has no active stock option or incentive plan under which options or shares may be issued. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was respectively issued.  No options were exercised in 2014 or 2013.  A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	1,454,421	$0.082
Granted	-	-
Vested	-	-
Forfeited	-	-

Outstanding, December 31, 2014	1,454,421	$0.082	0.99	$-

Expected to Vest after December 31, 2014	1,454,421	$0.082	0.99	$-

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2014. The majority of the shares granted to those employees vest 10 years from the grant date, and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting. The Company has one employment agreement that grants 1,800,000 shares that vest 50,000 shares monthly beginning January 31, 2015 for 3 years.  The fair value of the restricted stock award granted to the Company’s employees is amortized to expense on a straight-line basis over the vesting period of the restricted stock award.  Restricted stock awards are issued and reported as outstanding in the financial statements for 2014 and 2013 as of the date that the physical shares were issued to the employee by the Company’s transfer agent.  Stock-based compensation expense related to stock options and restricted stock awards was $296,980 for 2014 and $293,080 for 2013.  The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2014:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	40,251,301	$0.08
Granted	28,500,000	$0.17
Vested	-	-
Forfeited	-	-

Outstanding, December 31, 2014	68,751,301	$0.12	6.10	$3,510,482

Expected to Vest after December 31, 2014	68,751,301	$0.12	6.10	$3,510,482

As of December 31, 2014, there was approximately $5,840,000 of total unrecognized compensation costs related to the unvested share-based compensation arrangements granted.  The cost is expected to be recognized over the weighted average remaining contractual life of 6.10 years.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“("ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued 74,075 and -0- shares from the ESPP in 2014 or 2013, respectively.  The ESPP is no longer active.

401(k) Plan: The Company has a defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2014, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employee contribution of 5%.  The Company made matching contributions of $30,858 and $0 in 2014 and 2013, respectively.

Note 12.  Earnings (loss) per Share

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

	2014	2013
Numerator:
Numerator for basic and diluted earnings (loss) per share, net income (loss) available to common shareholders	$3,838,288	$(789,039)
Denominator:
Denominator for basic earnings (loss) per share, weighted average shares outstanding	97,081,064	96,899,022
Effect of dilutive securities-stock options and restricted awards	41,764,832	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	138,845,896	96,899,022
Basic earnings (loss) per common share	$0.04	$(0.01)
Diluted earnings (loss) per common share and common share equivalent	$0.03	$(0.01)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	2014	2013
Anti-dilutive awards and options	N/A	13,664,270

Note 13. Stock Warrants

There were no outstanding warrants as of December 31, 2014 or December 31, 2013.

Note 14. Legal Proceedings

The Company is involved in a lawsuit with a customer that alleges it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and a security breach occurred because of the customer’s lack of any controls over the login and password information utilized by the customer to process transactions that resulted in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.

While the Company believes the claims of the customer are without merit, the outcome of the dispute is still uncertain.  The Company believes that any potential loss or judgment amount does not need to be accounted for at this time beyond the current balance in the reserve for losses on merchant account.

Aside from the lawsuit described above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 15. Subsequent Events

On March 3, 2015, the Company hired Habib Yunus as the Company’s Senior Vice President and Chief Financial Officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, at that time our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael R. Long, age 70 - Chief Executive Officer, and Chairman of the Board

Mr. Long has served as our Chief Executive Officer and Chairman of our Board of Directors since July 1998. He has also held the position of our Chief Financial Officer from September 2003 to March 2015, in addition to his other positions with us. Mr. Long has more than thirty years of senior executive management and systems development experience in six publicly traded companies, as well as experience operating a systems consulting business. Before assuming the highest position with our Company, Mr. Long was Vice President of Information Technology at Billing Concepts, Inc., the largest third party billing clearinghouse for the telecommunications industry. Mr. Long's career experience also includes financial services industry business development for Andersen Consulting and several executive positions in publicly traded telecommunications and financial services companies. Mr. Long is a valuable member of our Board due to his depth of operating, strategic, systems development, transactional, and senior management experience in our industry. Additionally, Mr. Long has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Louis A. Hoch, age 49 - President, Chief Operating Officer and Vice Chairman of the Board

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

Larry Morrison, age 55 – Senior Vice President, Sales and Marketing Officer

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

Houston Frost, Ph.D., age 33- Senior Vice President Corporate Development and Prepaid Products

Mr. Frost has served as our Senior Vice President Corporate Development and Prepaid Products since December 2014.  Prior to joining us,  Mr. Frost served as President and Chief Executive Officer of Akimbo Financial, Inc. since its inception Mr. Frost co-founded Akimbo in January 2010 motivated by a desire to reinvent the prepaid card with the concept of creating a network of card members that facilitated free and instant money delivery to friends and family. Mr. Frost has more than five years of experience in the prepaid and payments industry and eight years of experience in financial services. Prior to Akimbo, Mr. Frost worked in New York as an Associate at JPMorgan Chase & Co. on the Fixed-Income Strategy team. Mr. Frost earned his Ph.D. in Chemical and Biological Engineering from Northwestern University in 2007 and a Bachelor’s of Science in Chemical and Biological Engineering from the University of Colorado.

Habib Yunus, CPA, age 39 – Senior Vice President and Chief Financial Officer

Effective March 3, 2015, we hired Habib Yunus to serve as our Chief Financial Officer, Senior Vice President and our Principal Financial and Accounting Officer. Mr. Yunus has more than 15 years of experience in accounting, finance and investing. Prior to joining us, Mr. Yunus was the Managing Director and founder of W NRG (Energy) Advisory LLC since January 2013, focused on advising clients on energy investments, joint venture transactions, project management and market research in North America for Asian investors.  Before founding W Energy Advisory, from September 2010 to January 2013, Mr. Yunus was the lead project manager for Toyota Tsusho America, Inc., an oil and gas investment company, where in 2012 he originated and negotiated a $602 million joint venture between Toyota Tsusho Corporation (Japan) and Encana Corporation. Prior to his position at Toyota Tsusho America, Inc., he served as the Head of Tax and Special Assistant to the CFO of Shinsei Bank Ltd. in Tokyo, Japan from July 2004 to June 2010.  Before joining Shinsei Bank, for 7 years he held various positions of increasing responsibility at Deloitte and Touche, LLP, a public accounting firm, most recently serving as a Corporate Tax Manager with a focus on international structuring and cross-border transactions with special emphasis in structuring inbound investments.  Mr. Yunus was previously Chair of the Audit Committee of Millennium India Acquisition Company, Inc. from October 2013 to March 2014.  Mr. Yunus holds a Bachelor of Arts in Accounting and a Masters of Accounting with a tax specialization both from the University of Florida.  Mr. Yunus is licensed by the state of Georgia as a Certified Public Accountant.

Peter G. Kirby, Ph.D. SPHR CM, age 75 - Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2014, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except two Form 4s filed by Mr. Hoch were late by one day, one Form 4 was late by 2 days. All trades were executed under a 10(b)5-1 trading plan in which Mr. Hoch did not specify any specific trading days or trading conditions that would give him knowledge of when a trade should occur. As a result, Mr. Hoch was not aware of trade executions in a timely manner. Also, Mr. Kirby, a director, filed one Form 4 seven days late because Mr. Kirby’s EDGAR codes had expired and he had to get a new passphrase issued to regenerate new EDGAR codes.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics was filed as Exhibit 14.1 to our annual report on Form 10-K for the year ended December 31, 2003 on March 30, 2004. We will provide a copy of our code of ethics to any person without charge, upon request. Requests should be addressed to: Payment Data Systems, Inc., Attn: Investor Relations Department, 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors is responsible for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the fiscal years ended December 31, 2014 and 2013 awarded to, earned by, or paid to (i) our Principal Executive Officer; and (ii) our two most highly compensated executive officer. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2014 and 2013

Name and Principal Position	Year Ended Dec. 31,	Salary ($)		Bonus ($)		Stock Awards ($) (1)(2)	All Other Compensation ($)(3)	Total ($)
Michael R. Long	2014	255,000	(4)	25,000	(5)	87,248	14,930	382,166
Chairman, Chief	2013	255,000	(4)	20,000	(5)	87,248	12,129	374,377
Executive Officer
and Chief Financial
Officer (8)

Louis A. Hoch	2014	235,000	(6)	45,000	(7)	107,432	14,138	401,570
Vice Chairman,	2013	235,000	(6)	-		107,432	3,403	345,835
President and
Chief Operating Officer

Larry Morrison	2014	110,000		11,500		18,582	6,649	146,731
Senior Vice President,	2013	110,000		-		18,582	1,702	130,284
Sales and Marketing
Officer

Kenneth Keller	2014	104,200		9,000		21,856	4,343	139,399
Senior Vice President,	2013	104,200		-		21 856	947	127,003
Chief Technology
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

(2)	There were no stock options granted to any of our named executive officers during fiscal year 2014 or 2013.

(3)	This column reflects premiums paid by us for term life insurance coverage and Company matching for the 401(k) plan on behalf of the named executive officer.

(4)
In 2014 & 2013, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2014 & 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2014 or 2013.

(5)
Mr. Long’s 2014 and 2013 bonus compensation consisted of one-time cash bonuses of $25,000 and $20,000, respectively. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

(6)
In 2014 & 2013, Mr. Hoch elected to receive a base salary of $235,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2014 and 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Hoch for 2014 & 2013.

(7)	Mr. Hoch’s 2014 bonus compensation consisted of one-time cash bonus of $45,000. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Hoch, as amended.

(8)	On March 3, 2015, Mr. Long resigned as our Chief Financial Officer and we hired Mr. Habib Yunus as our new Chief Financial Officer.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long agreed to serve as our Chairman of the Board, Chief Executive Officer and, at the time of the transaction, our Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for each year thereafter, unless increased by us. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. Upon execution of the agreement, Mr. Long received a cash payment of $15,000, 500,000 shares of common stock from our Employee Plan, and an aggregate of 2,500,000 shares of restricted common stock that vest annually in increments of 500,000 shares beginning on February 28, 2009. On November 12, 2009, we executed an amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2009 to $190,000 from $375,000. On April 12, 2010, we executed a second amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2010 to $24,000 from $375,000, and to change the annual bonus limit from 100% of current salary to 100% of the highest salary received in any year of the agreement. On January 14, 2011, we executed a third amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, Mr. Long agreed to reduce his annual base salary for 2011 to $24,000 from $375,000. In 2012, Mr. Long elected to receive a base salary of $190,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2012 under the employment agreement effective February 27, 2007. On July 2, 2012, we executed a fourth amendment to our employment agreement with Mr. Long. Under the terms of the amended employment agreement, while Mr. Long had already agreed to a lower salary for 2012, he agreed to formally reduce his annual base salary for 2012 to $255,000 from $375,000. No deferred compensation is owed to Mr. Long for 2012. Total base salary earned by Mr. Long for 2012 was $217,699, which represented a salary of $190,000/year for the first half of 2012, and a salary of $255,000/year for the second half of 2012.  In 2013, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2013 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2013. Mr. Long’s 2013 bonus compensation consisted of a one-time cash bonus of $20,000 paid on October 17, 2013. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended.

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

We entered into an employment agreement with Houston Frost, Ph.D. effective December 23, 2014. Under the agreement, Mr. Frost agreed to serve as the Company’s Senior Vice President Corporate Development and Prepaid Products through December 31, 2016. We agreed to pay Mr. Frost an annual base salary of $130,000 and a bonus not to exceed 50% of the highest salary received in any year of the agreement and approved and calculated by our executive compensation committee and/or Chief Executive Officer. In addition, Mr. Frost will receive 4,000,000 shares of our common stock to be vested 1,800,000 shares in equal increments of 50,000 shares a month with the first 50,000 shares to vest January 31, 2015 and the last 50,000 to vest December 31, 2017.  The remaining 2,200,000 shares will vest all on January 31, 2025. The stock will be issued on a restricted, non- registered basis. Mr. Frost will also be entitled to receive stock grants and future stock options as authorized by our executive compensation committee and/or our Chief Executive Officer.

We entered into an employment agreement with Habib Yunus, effective March 3, 2015. We agreed to pay Mr. Yunus an annual base salary of $150,000. Mr. Yunus also receives a one-time signing bonus of $30,000 as well as 4,000,000 shares of our common stock which will vest on March 2, 2025. In addition, Mr. Yunus will be entitled to receive stock grants or stock options authorized by our executive compensation committee and/or President or Chief Executive Officer. Mr. Yunus also may be entitled to receive a bonus not to exceed 50% of the highest salary received in any year of his employment agreement, calculated by our executive compensation committee and/or President or Chief Executive Officer. We can terminate the employment agreement for cause, such as breach or fraud by the employee, or without cause, subject to payment by us of a deferred compensation. We will also pay a deferred compensation if Mr. Yunus terminates the employment agreement upon our default, after a change of control, such as a merger, acquisition or substantial change in our Board of Directors, or for good cause. The deferred compensation shall be the amount which is calculated as the base salary payments Mr. Yunus would have received had his employment continued for the remaining term of the employment agreement (including yearly increases calculated at the maximum increase for the prior two years), plus all of the benefits remaining under the employment agreement and a pro-rata portion of the bonus compensation for that year.

We do not have an employment agreement with Larry Morrison.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2014, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2014

	Option awards (1)				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)
Michael R. Long
12/29/2005	381,833	-	0.082	12/29/2015	1,355,972	237,295
12/27/2006	-	-	-	-	2,500,611	437,607
2/27/2007	-	-	-	-	2,500,000	437,500
1/09/2008	-	-	-	-	7,750,000	1,356,250
10/04/2012	-	-	-	-	1,000,000	175,000
12/29/2014					8,000,000	1,400,000

Louis A. Hoch
12/29/2005	586,147	-	0.082	12/29/2015	2,081,536	364,269
12/27/2006	-	-	-	-	4,083,333	714,583
2/27/2007	-	-	-	-	2,500,000	437,500
1/09/2008	-	-	-	-	7,750,000	1,356,250
10/04/2012	-	-	-	-	1,000,000	175,000
12/29/2014					8,000,000	1,400,000

Larry Morrison
12/29/2005	26,975	-	0.082	12/29/2015	95,156	16,652
12/27/2006	-	-	-	-	1,000,000	175,000
1/09/2008	-	-	-	-	700,000	122,500
10/04/2012	-	-	-	-	450,000	78,750
12/29/2014					3,000,000	525,000

Kenneth Keller
12/29/2005	102,492	-	0.082	12/29/2015	363,971	63,695
12/27/2006	-	-	-	-	538,333	94,208
1/09/2008	-	-	-	-	1,550,000	271,250
10/04/2012	-	-	-	-	500,000	87,500
12/29/2014					3,000,000	525,000

Houston Frost (4)
12/23/2014	-	-	-	-	4,000,000	680,000

(1)	We did not issue any equity incentive plan awards during the years ended December 31, 2014 and 2013.

(2)
Unvested common stock granted on December 29, 2005 vests on December 29, 2015, unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009, 2010, 2011, 2012, 2013 and 2014. Unvested common stock granted on October 4, 2012 vests on October 4, 2022.

(3)	Calculated using the OTC Bulletin Board, or OTCBB, closing price of $0.175 per share of our common stock on December 31, 2014.

(4)	Mr. Frost was hired on December 23, 2014.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 15% of their pre-tax compensation. The 401(k) plan allows for us to make discretionary and matching contributions. In 2014, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employee contribution of 5%.  The Company made matching contributions of $30,858 and $0 in 2014 and 2013, respectively.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

The employment agreements we entered into with Mr. Long, Mr. Hoch, Mr. Frost and Mr. Yunus, respectively, provide for potential payments upon termination or a change of control. Mr. Long’s and Mr. Hoch’s employment agreements contain similar terms and  provide that upon termination of the executive’s employment with us due to death or disability, involuntary termination without cause, termination for good reason or default by us, termination due to non-renewal of the agreement, or a change of control, the executive is entitled to deferred compensation. The amount of deferred compensation shall consist of the amount which is calculated as the greater of the base salary payments that the executive would have received had his employment continued for the remaining term of the agreement (including yearly increases, if any, calculated at the maximum increase for the prior two years), or an amount equal to 2.95 times the higher annual compensation earned by him in the past two years. In addition to this compensation, the executive shall be entitled to all of the benefits otherwise provided in the agreement during that period of time which is the greater of the remaining term of the agreement, or one year, and an amount equal to the pro rata portion of his bonus compensation for the year in which his employment is terminated. In addition, all stock options and restricted stock granted to the executive shall become fully vested upon his termination for any of the aforementioned reasons. Also, in consideration of the executive’s obligations for a period of two years after the termination of his employment under a non-competition clause set forth in the employment agreement, he shall be paid an amount equal to 2 times the base salary paid to him in the year prior to the expiration of the agreement.

Mr. Frost’s and Mr. Yunus’ employment agreements contain similar terms and provide that upon termination of the executive’s employment with us due to termination by us without cause, termination by the executive upon our default or after a change of control or for good reasons, the executive is entitled to deferred compensation. The amount of deferred compensation consists of the amount which is calculated as the base salary payments that the executive would have received had his employment continued for the remaining term of this Agreement (including yearly increases calculated at the maximum increase for the prior two years). In addition to this base deferred compensation, the executive shall be entitled to all of the benefits otherwise provided in the agreement during that period of time which is the remaining term of this agreement, and an amount equal to the pro rata portion of the bonus compensation for the year in which his employment is terminated determined on the basis of the number of days elapsed in such year prior to such termination. In addition, all stock options and restricted stock granted to the executive shall become fully vested upon a change of control or termination for any of the aforementioned reasons.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2014.  Directors who are also employees are included in the Summary Executive Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter G. Kirby (1)	0	85,000	0	0	0	0	85,000

(1)
Dr. Kirby is our sole non-employee director. He did not receive cash compensation for serving on our Board for the fiscal year ended December 31, 2014. We have previously granted stock awards to Dr. Kirby as compensation for his prior service on our Board. We have calculated that Dr. Kirby earned $85,000 for the fiscal year ended December 31, 2014, which represents the fair value of his accrued stock awards recognized for financial statement reporting purposes only and is not compensation earned by the director. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award for the fiscal year ended December 31, 2014. At December 31, 2014, Dr. Kirby had outstanding 500,000 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018 and 400,000 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the values of our stock awards.

At December 31, 2014, Dr. Kirby had outstanding options to purchase 325,000 shares of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2014 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options and warrants held by that person that are currently exercisable or exercisable within 60 days after December 31, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

 Stockholder Known by Us to Own 5% or More of Our Common Stock

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned (1)
Robert Evans (2) P.O. Box 56, Williamsville, IL 62693	14,020,000	(2)	7.8%

(1)	We had a total of 184,176,582 shares of common stock issued and 179,181,338 shares of common stock outstanding on December 31, 2014.

(2)	We relied on the Form 4 filed by Robert Evans with the SEC on June 9, 2011 for this information.

Security ownership of our Directors and Officers

		Amount of Beneficial Ownership
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (3)	Total	Percent of Shares Beneficially Owned (2)
Michael Long (4)	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	39,759,169	381,833	40,141,002	22.4%
Louis Hoch (5)	President, Chief Operating Officer, and Vice Chairman of the Board	39,221,553	586,147	39,807,700	22.1%
Kenneth Keller (6)	Senior Vice President, Chief Technology Officer	6,132,490	204,402	6,336,912	3.5%
Larry Morrison (7)	Senior Vice President, Sales and Marketing	5,410,695	26,795	5,437,490	3.0%
Houston Frost (8)	Senior Vice President	4,000,000	-	-	2.2%
Peter Kirby (9)	Director	1,700,500	325,000	2,025,500	1.1%
All directors and executive officers as a group (6 persons)		96,224,407	1,524,177	97,748,584	54.1%

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.
(2)	We had a total of 184,176,582 shares of common stock issued and 179,181,338 shares of common stock outstanding on December 31, 2014.
(3)	Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of December 31, 2014.
(4)	Includes 381,833 shares that Mr. Long has the right to acquire upon the exercise of stock options.
(5)           Includes 586,147 shares that Mr. Hoch has the right to acquire upon the exercise of stock options.
(6)           Includes 204,402 shares that Mr. Keller has the right to acquire upon the exercise of stock options.
(7)           Includes 26,795 shares that Mr. Morrison has the right to acquire upon the exercise of stock options.
(8)
We granted to Mr. Frost 4,000,000 unregistered shares on December 23, 2014.  1,800,000 of the shares vest in increments of 50,000 shares per month from January 31, 2015 to December 31, 2017.  The remaining 2,200,000 shares vest on January 31, 2025.

(9)           Includes 325,000 shares that Dr. Kirby has the right to acquire upon the exercise of stock options.

As of December 31, 2014, there are no arrangements among our beneficial owners known to management which may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Michael R. Long and Louis A. Hoch

As previously disclosed, in 2002, we recognized a loss on margin loans we guaranteed for Michael R. Long, then Chairman of the Board of Directors and Chief Executive Officer, and our current Chief Executive Officer and, at the time of the transaction, our Chief Financial Officer; and Louis A. Hoch, our President and Chief Operating Officer, in the amounts of $535,302 and $449,371, respectively. In February 2007, we signed employment agreements with Mr. Long and Mr. Hoch that required each to repay his respective obligation to us in four equal annual payments of cash or stock or any combination thereof. In December 2007, we accepted common stock and stock options valued at $133,826 and $112,343 from Mr. Long and Mr. Hoch, respectively, in satisfaction of their annual payments for 2007 as provided for under their respective employment agreements.

In December 2008, Mr. Long and Mr. Hoch did not pay to us the second annual installment pursuant to their respective employment agreements. They each withheld payment of the installment due because we had deferred payment of their salary increases for 2008 called for under their respective employment agreements. At December 31, 2008, we owed Mr. Long and Mr. Hoch deferred salaries of $110,000 and $100,000, respectively, and Mr. Long and Mr. Hoch owed to us $133,825 and $112,343, respectively, for the second installment of their loan repayments. The total amount owed to us for the second installment was $246,168 and is classified as “Related Party Receivable” on our balance sheet at December 31, 2008. On March 30, 2009, we accepted 680,715 shares of our common stock valued at $23,825 and 352,658 shares of our common stock valued at $12,343 from Mr. Long and Mr. Hoch, respectively, in partial satisfaction of their annual payments due to us for 2008 as provided for under their employment agreements. The partial payments of $23,825 and $12,343 made to us by Mr. Long and Mr. Hoch, respectively, equaled the difference between the amount each owed to us for the second installment of their loan repayments and the amount we owed to each executive as deferred salary. The common stock accepted from Mr. Long and Mr. Hoch was valued at $0.035 per share, which was the closing price of the common stock on March 30, 2009. The common stock accepted from Mr. Long and Mr. Hoch was recorded as treasury stock with a total cost of $36,168.

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

By virtue of Mr. Long and Mr. Hoch’s officer positions with us, they are each considered a related party of our Company under federal securities law. Our Board of Directors has acknowledged that our entry into these agreements with Mr. Long and Mr. Hoch is a related party transaction and has approved such transactions.

Herb Authier

During the years ended December 31, 2014 and 2013, we paid Herb Authier a total of $35,400 and $35,400 in cash, respectively, for services related to network engineering and administration that he provided to us. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

Nikole Hoch

During the years ended December 31, 2014, we purchased $6,227 of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Hoch, the spouse of our President and Chief Operating Officer Louis Hoch, is the owner of Angry Pug Sportswear.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2014, Messrs. Michael R. Long, Louis A. Hoch, and Peter G. Kirby served on our Board of Directors. The Board has determined Dr. Kirby was our sole independent board member as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit fees	$55,000	$55,000
Tax fees	3,500	6,070
Total fees	$58,500	$61,070

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).
3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).
3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).
4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).
4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).
4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).
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

10.2
Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21
Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22
Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23
Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.24
Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12, 2015 (filed herewith).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (filed herewith).
10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (filed herewith).
14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).
16.1
Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Akin Doherty Klein & Feuge, P.C. (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

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

Payment Data Systems, Inc.

Date: March 30, 2015	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board and Chief Executive (Principal Executive Officer)

Date: March 30, 2015		/s/ Habib Yunus
Habib Yunus
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board and Chief Executive (Principal Executive Officer)

Date: March 30, 2015	By:	/s/ Habib Yunus
Habib Yunus
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2015	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: March 30, 2015	By:	/s/ Peter G. Kirby
Peter G. Kirby
Director

Date: March 30, 2015	By:	Habib Yunus
Habib Yunus
Chief Financial Officer
(Principal Financial and Accounting Officer)