Form 10-Q
period 2015-03-31
PAYMENT DATA SYSTEMS INC
filed 2015-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015 180,199,445 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,322,779	$54,989,851
Accounts receivable, net	911,831	1,037,208
Deferred tax asset, current	773,000	773,000
Prepaid expenses and other	240,384	129,258
Total current assets	67,247,994	56,929,317

Property and equipment, net	2,883,801	2,705,517

Other assets:
Intangibles, net	402,442	412,363
Deferred tax asset, noncurrent	848,000	848,000
Other assets	208,852	204,112
Total other assets	1,459,294	1,464,475

Total assets	$71,591,089	$61,099,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$203,138	$37,808
Accrued expenses	1,636,984	1,851,033
Customer deposits payable	61,948,682	52,186,396
Total current liabilities	63,788,804	54,075,237

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 185,194,589 and 184,176,582 issued, and 180,199,445 and 179,181,438 outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	185,195	184,177
Additional paid-in capital	64,000,311	62,989,131
Treasury stock, at cost; 4,995,144 and 4,995,144 shares	(238,157)	(238,157)
Deferred compensation	(6,782,593)	(5,839,992)
Accumulated deficit	(49,362,471)	(50,071,087)
Total stockholders’ equity	7,802,285	7,024,072

Total liabilities and stockholders’ equity	$71,591,089	$61,099,309

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues	$3,742,460	$2,730,823

Operating expenses:
Cost of services	2,303,999	2,092,026
Selling, general and administrative:
Stock-based compensation	233,531	72,995
Cancellation of stock-based compensation	(163,936)	-
Other expenses	588,574	385,433
Depreciation and amortization	85,571	9,905
Total operating expenses	3,047,739	2,560,359

Operating income	694,721	170,464

Other income and (expense):
Interest income	19,000	6,813
Other income (expense)	(104)	(3,360)
Total other income and (expense), net	18,896	3,453

Income before income taxes	713,617	173,917
Income taxes	5,000	12,179

Net income	$708,617	$161,738

Basic earnings per common share:	$0.01	$0.00
Diluted earnings per common share:	$0.00	$0.00
Weighted average common shares outstanding
Basic	110,389,704	96,962,397
Diluted	181,836,454	137,427,089

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended March 31,
	2015	2014

Operating activities:
Net income	$708,617	$161,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,651	9,905
Amortization	9,921	-
Non-cash stock based compensation	233,531	72,995
Cancellation of stock based compensation	(163,936)	-
Issuance of stock to employee	-	5,000
Changes in current assets and current liabilities:
Accounts receivable	125,377	(70,834)
Prepaid expenses and other	(111,126)	(18,378)
Other assets	(4,741)	(41,791)
Accounts payable and accrued expenses	(48,719)	(15,817)
Customer deposits payable	9,762,286	27,967,833
Net cash provided by operating activities:	10,586,861	28,070,651

Investing activities:
Purchases of property and equipment	(253,933)	(30,233)
Net cash (used) by investing activities:	(253,933)	(30,233)

Financing activities:
	-	-
Net cash (used) by financing activities:	-	-

Change in cash and cash equivalents	10,332,928	28,040,418
Cash and cash equivalents, beginning of period	54,989,851	26,573,771

Cash and cash equivalents, end of period	$65,322,779	$54,614,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	$151
Income taxes	$50,000	$12,179

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Cash and Cash Equivalents:  Cash and cash equivalents includes cash and other money market instruments.  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  Cash also includes customer deposits.

Customer Deposits:  Customer deposits include security deposits that may be required by the Company from certain customers and cash held in transit that we collected on behalf of all our customers via our ACH processing service.  The security deposit is used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that may be created by the customer as a result of any claim or fine.  The Company may require the customer security deposit based on estimated transaction volumes, amounts, and chargebacks and may revise the deposit based on periodic review of the same items.  Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer.  The customer security deposit does not accrue interest to the benefit of the customer.

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

Reclassifications: Certain amounts from 2014 have been reclassified for comparative purposes for 2015.

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2015	December 31, 2014

Indemnification liability	$450,000	$450,000
Accrued commissions	417,431	460,977
Reserve for processing losses	272,365	272,365
Accrued salaries	137,652	158,380
Assumed liabilities	98,313	255,772
Accrued taxes	81,232	125,194
Other accrued expenses	179,991	128,345
Total accrued expenses	$1,636,984	$1,851,033

On December 22, 2014, the Company entered into an Asset Purchase Agreement with Akimbo Financial, Inc. (“Akimbo”), a Texas corporation (the “Asset Purchase Agreement”).  The assumed liabilities account is part of the Akimbo acquisition.  Under the Asset Purchase Agreement, the Company entered into a transition agreement which provides for the continuation of the Akimbo business. Under the terms of the transition agreement, Akimbo will provide services to customer cardholders in the ordinary course of business, and deduct any contract costs from the contract revenues for a period of 180 days following December 22, 2014 and the Company agreed to pay the costs on behalf of Akimbo up to a total amount of $300,000.

Note 3.  Net Income Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income  for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$708,617	$161,738
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	110,389,704	96,962,397
Effect of dilutive securities	71,446,750	40,464,692
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	181,836,454	137,427,089
Basic earnings per common share	$0.01	$0.00
Diluted earnings per common share and common share equivalent	$0.00	$0.00

Note 4.  Acquisition

On December 22, 2014, the Company acquired the assets of Akimbo Financial, Inc. to increase market share of prepaid debit card services.  The purchase price for the software, customer list, fixed assets and goodwill was $3 million in company stock.  The operations are included in the consolidated financial statements from the date of acquisition.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows:

Software	$2,585,385
Equipment and other assets	2,252
Customer list and contracts	396,824
Goodwill	15,539
Trade accounts payable	(300,000)
Indemnification liability	(450,000)
Total	$2,250,000

Goodwill is being amortized for 15 years for tax purposes.

Note 5.  Income Taxes

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.2 million to reduce the other deferred tax assets.  The Company does not anticipate there will be a significant change through the end of 2015.  As such, management has determined that the assessment of the deferred tax asset and valuation allowance will be made on an annual basis.

Note 6.  Related Party Transactions

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

Herb Authier

During the three months ending March 31, 2015 and the year ended December 31, 2014, the Company paid Herb Authier a total of $12,115 and $42,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the three months ending March 31, 2015 and the year ended December 31, 2014, the Company purchased a total of $0 and $6,227 of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Hoch, the spouse of our President and Chief Operating Officer Louis Hoch, is the sole owner of Angry Pug Sportswear.

Note 7. Legal Proceedings

The Company is involved in a lawsuit with a customer that alleges it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed March 30, 2015, including the audited consolidated financial statements and the notes contained therein.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com, which allows consumers to process online payments to pay any other individual, including family and friends. Through our recently acquired business Akimbo, under the domain name www.akimbocard.com, we offer Visa prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Since the Akimbo Acquisition, we have moved the Akimbo card program to operate on the MasterCard and associated networks and to our existing sponsoring bank, Sunrise Banks, N.A.  The Akimbo MasterCard program became live on our processing platform in early April 2015.  The Akimbo Visa card program is scheduled for decommission of all services on May 30, 2015. After which, the transition of the Akimbo Visa card customers to the Akimbo MasterCard card program will be substantially completed and we believe will be properly positioned to save enough expense to make the program cash flow positive by June 30, 2015.

Although we reported net income of $708,617 for the first quarter of 2015 and $3,838,288 for year ended December 31, 2014 we still had an accumulated deficit of $49,362,471 at March 31, 2015. In our first quarter of 2015 our ACH (electronic check) processing volumes were the second highest in the history of our Company for any quarter and they increased more than 61% over the same quarter in 2014. Credit card processing volumes for the first quarter of 2015 were the third highest in the history of our Company for any quarter. Credit cards dollars processed during the first quarter of 2015 were up 8% as compared to the same quarter in 2014 and credit cards transactions processed during the first quarter of 2015 were up 3% over as compared to the same quarter in 2014. We processed over $797,000,000 of payments in the first quarter of 2015. The total of $797 million was the second highest in the history of our Company.

We believe these trends will continue for the foreseeable future. We also expect to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will create increased transaction volumes. We believe the profitability we experienced in the first quarter of 2015 and the year of 2014 will continue for the foreseeable future, but it is possible that we will not sustain profitability. We may incur future operating losses.  To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly.  At March 31, 2015 our reserve for processing losses was $272,365 and was the same at December 31, 2014.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $43,838 and $45,663, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2014 or during the three months ended March 31, 2015.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

At December 31, 2014, we had available net operating loss carryforwards of approximately $40.8 million, which expire beginning in the year 2020. Approximately $0.4 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.  However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, we recorded a valuation allowance of $12.2 million. As of December 31, 2014 we recognized net deferred tax assets of $1.6 million.

Management does not anticipate a significant change in the 12 months after the assessment and will review the deferred tax asset balance at December 31, 2015.

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

Revenues for the quarter ended March 31, 2015 increased 37% to $3,742,460, as compared to $2,730,823 for the quarter ended March 31, 2014. The increase for the quarter ended March 31, 2015, as compared to the same period in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

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

Cost of services increased 10% to $2,303,999 for the quarter ended March 31, 2015, as compared to $2,092,026 for the same period in the prior year. The increase for the quarter ended March 31, 2015, as compared to the same period in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

Stock-based compensation expenses were $233,531 and $72,995 for the quarters ended March 31, 2015 and March 31, 2014, respectively. The increase in stock-based compensation expense is due to the acquisition of Akimbo Financial, Inc. and the hiring of its employees along with the hiring of a new Chief Financial Officer. These stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees.

Cancellation of stock-based compensation expense (income|) was ($163,936) and $0 for the quarters ended March 31, 2015 and March 31, 2014, respectively.  This amount represents non-vested stock-based awards to former employees that were expensed in prior years that were cancelled in the quarter ending March 31, 2015.

Other selling, general and administrative expenses increased 53% to $588,574 for the quarter ended March 31, 2015, as compared to $385,433 for the same period in the prior year.  The increase in other selling, general and administrative expenses for the three months ended March 31, 2015, as compared to the same period in the prior year, represented bonus compensation of $70,000, legal and accounting fees of $65,000 and other expenses of approximately $68,000.

Depreciation and amortization totaled $85,571 for the quarter ended March 31, 2015, compared to depreciation of $9,905 for the same period in the prior year.  The increase is due to amortization of software and intangibles purchased in the Akimbo acquisition.

Other income (expense), net were incomes of $18,895 and $3,453 for the quarters ended March 31, 2015 and March 31, 2014, respectively. Interest income was $19,000 and $6,813, for the quarters ended March 31, 2015 and March 31, 2014, respectively. The increase in interest for the quarter, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported net income of $708,617 for the quarter ended March 31, 2015, as compared to $161,738 for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2015, we had $65,322,779 of cash and cash equivalents, as compared to $54,989,851 of cash and cash equivalents at December 31, 2014. The increase in cash for the three months ended March 31, 2015 was primarily due to customer deposit payables of $61,948,682 which represented an increase of $9,762,286 in customer deposit payables that is directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.

Although we reported net income of $708,617 for the first quarter of 2015 and $3,838,288 for year ended December 31, 2014 we still have an accumulated deficit of $49,362,471. Additionally, we reported working capital of $3,459,190 and $2,854,080 at March 31, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities was $10,586,861and $28,070,651 for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash provided by operating activities for the three months ended March 31, 2015 as compared to the same period in the prior year was attributable to a decrease in cash provided by customer deposits of $18,205,547 which consisted primarily of cash held in transit collected on behalf of our merchants via our ACH processing service.

Net cash used by investing activities was ($253,933) for the three months ended March 31, 2015, as compared to net cash used by investing activities of ($30,233) for the same period in the prior year; the increase in net cash used for investing activities was primarily due to the capitalization of expenses incurred for the development of software upgrades for internal use. Net cash used by financing activities was $0 for the three months ended March 31, 2015 and March 31, 2014.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2015 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On December 18, 2014, Brightmoor Christian Church filed a lawsuit in the United States District Court for the Eastern District of Michigan against us.  Since the filing of the lawsuit, we have been engaged in on-going settlement discussions.   The lawsuit alleges that we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring and Brightmoor incurred losses.  We believe that Brightmoor breached our processing agreement and that a security breach occurred because of the Brightmoor’s lack of controls over the login and password information utilized by Brightmoor to process transactions, resulting in Brightmoor becoming a victim of a malware attack.  Our agreement with Brightmoor has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.  While we believe the claims of Brightmoor are without merit, and it is less likely than not that the loss will be incurred, the outcome of the dispute is still uncertain.  Accordingly, we have not accrued for a potential loss beyond the current balance in the reserve for losses on merchant account.  Our unrecovered funds incurred to-date for this dispute, not including attorney fees, are $13,710.

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

Item 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015 and through the current date we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

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

10.24
Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014.

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1
Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC.

Date: May 15, 2015	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer
(Principal Executive Officer)