Form 10-Q
period 2015-06-30
PAYMENT DATA SYSTEMS INC
filed 2015-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_]Yes [X] No

As of August 6, 2015, there were 12,347,591 shares (equivalent to 185,213,865 pre 1-for-15 reverse split effected on July 23, 2015) of the issuer’s common stock, $0.001 par value, outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYMENT DATA SYSTEMS, INC.

Condensed CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,865,661	$54,989,851
Accounts receivable, net	904,903	1,037,208
Deferred tax asset, current	773,000	773,000
Prepaid expenses and other	158,695	129,258
Total current assets	66,702,259	56,929,317

Property and equipment, net	3,102,824	2,705,517

Other assets:
Intangibles, net	392,522	412,363
Deferred tax asset, noncurrent	848,000	848,000
Other assets	176,548	204,112
Total other assets	1,417,070	1,464,475

Total assets	$71,222,153	$61,099,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$185,990	$37,808
Accrued expenses	1,541,178	1,851,033
Stock award payable	131,993	-
Customer deposits payable	61,274,120	52,186,396
Total current liabilities	63,133,281	54,075,237

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,346,474 and 12,278,439 issued, and 12,013,464 and 11,945,430 outstanding at June 30, 2015 and December 31, 2014, respectively (see Note 9)	185,197	184,177
Additional paid-in capital	64,000,513	62,989,131
Treasury stock, at cost; 333,010 and 333,010 shares at June 30, 2015 and December 31, 2014, respectively (see Note 9)	(238,157)	(238,157)
Deferred compensation	(6,521,061)	(5,839,992)
Accumulated deficit	(49,337,620)	(50,071,087)
Total stockholders’ equity	8,088,872	7,024,072

Total liabilities and stockholders’ equity	$71,222,153	$61,099,309

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$3,424,756	$3,304,173	$7,167,216	$6,034,996

Operating expenses:
Cost of services	2,426,612	2,349,268	4,802,006	4,441,294
Selling, general and administrative:
Stock-based compensation	393,525	72,995	627,056	150,990
Cancellation of stock-based compensation	-	-	(163,936)	-
Other expenses	419,838	404,825	937,018	785,258
Depreciation and amortization	92,948	10,706	178,520	20,611
Total operating expenses	3,332,923	2,837,794	6,380,664	5,398,153

Operating income	91,833	466,379	786,552	636,843

Other income and (expense):
Interest income	19,358	22,424	38,358	29,238
Other income (expense)	(32,305)	8,593	(32,409)	5,233
Total other income and (expense), net	(12,947)	31,017	5,949	34,471

Income before income taxes	78,886	497,396	792,501	671,314
Income taxes	54,036	10,595	59,036	22,774

Net income	$24,850	$486,801	$733,465	$648,540

Basic earnings per common share:	$0.00	$0.06	$0.10	$0.08
Diluted earnings per common share:	$0.00	$0.05	$0.06	$0.07
Weighted average common shares outstanding
Basic	7,369,329	8,334,304	7,369,329	8,333,949
Diluted	12,081,754	8,855,559	12,102,919	8,837,016

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

condensed CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30,
	2015	2014

Operating activities:
Net income	$733,465	$648,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,679	20,611
Amortization	19,841	-
Non-cash stock based compensation	627,056	150,990
Cancellation of stock based compensation	(163,936)	-
Issuance of stock to employee	-	-
Changes in current assets and current liabilities:
Accounts receivable	132,305	(302,444)
Prepaid expenses and other	(29,437)	(2,648)
Other assets	27,564	(50,011)
Accounts payable and accrued expenses	(161,673)	32,410
Customer deposits payable	9,087,724	33,749,138
Net cash provided by operating activities:	10,431,588	34,246,586

Investing activities:
Purchases of property and equipment	(555,778)	(30,233)
Net cash (used) by investing activities:	(555,778)	(30,233)

Financing activities:

Net cash (used) by financing activities:	-	-

Change in cash and cash equivalents	9,875,810	34,216,353
Cash and cash equivalents, beginning of period	54,989,851	26,573,771

Cash and cash equivalents, end of period	$64,865,661	$60,790,124

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	$77,369	-

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

Notes to INTERIM condensed Consolidated Financial Statements

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations and cash flows for such periods. The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

Reclassifications: Certain amounts from 2014 have been reclassified for comparative purposes for 2015. These reclassifications have no impact on the Company’s previously reported results.

Note 2. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2015	December 31, 2014

Indemnification liability	$450,000	$450,000
Accrued commissions	412,394	460,977
Reserve for processing losses	272,365	272,365
Accrued salaries	174,703	158,380
Assumed liabilities	52,147	255,772
Accrued taxes	29,954	125,194
Other accrued expenses	149,615	128,345
Total accrued expenses	$1,541,178	$1,851,033

On December 22, 2014, the Company entered into an Asset Purchase Agreement with Akimbo Financial, Inc. (“Akimbo”), a Texas corporation (the “Asset Purchase Agreement”). The assumed liabilities account is part of the Akimbo acquisition. Under the Asset Purchase Agreement, the Company entered into a transition agreement which provides for the continuation of the Akimbo business. Under the terms of the transition agreement, Akimbo agreed to provide services to customer cardholders in the ordinary course of business, and deduct any contract costs from the contract revenues for a period of 180 days following December 22, 2014 and the Company agreed to pay the costs on behalf of Akimbo up to a total amount of $300,000. As of June 30, 2015 the remaining balance is $52,147. Akimbo and the Company have agreed to extend the 180 days to apply the remaining balance of assumed liabilities.

Note 3. Net Income Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income for the three and six months ended June 30, 2015 and 2014. All of the share numbers used are after the 1-for-15 reverse split effected on July 23, 2015 by using the June 30, 2015 share numbers and dividing by 15. Any fractional shares were rounded up.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$24,850	$486,801	$733,465	$648,540
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,369,329	8,334,304	7,369,329	8,333,949
Effect of dilutive securities	4,712,425	521,255	4,733,590	503,067
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,081,754	8,855,559	12,102,919	8,837,016
Basic earnings (loss) per common share	$0.00	$0.06	$0.10	$0.08
Diluted earnings (loss) per common share and common share equivalent	$0.00	$0.05	$0.06	$0.07

Note 4. Acquisition

On December 22, 2014, the Company acquired the assets of Akimbo to increase market share of prepaid debit card services.  The purchase price for the software, customer list, fixed assets and goodwill was $3 million in common stock of the Company.  The Akimbo operations are included in the Company’s consolidated financial statements from the date of acquisition.  The purchase price for Akimbo was allocated based on the fair values of the assets at the date of acquisition as follows:

Software	$2,585,385
Equipment and other assets	2,252
Customer list and contracts	396,824
Goodwill	15,539
Trade accounts payable	(300,000)
Indemnification liability	(450,000)
Total	$2,250,000

Goodwill is being amortized over 15 years for tax purposes.

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

Accordingly, following the completion of these transactions, the Company had no remaining receivables or payables related to Mr. Long, Mr. Hoch or any other officer of the Company at December 31, 2014 or 2013.

Herb Authier

During the six months ending June 30, 2015 and the year ended December 31, 2014, the Company paid Herb Authier a total of $23,830 and $42,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the six months ending June 30, 2015 and the year ended December 31, 2014, the Company purchased a total of $0 and $6,227, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Hoch, the spouse of our President and Chief Operating Officer Louis Hoch, is the sole owner of Angry Pug Sportswear.

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

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount.

The Company believes the claims are without merit and it is unlikely that a loss will be incurred, therefore the Company has not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible the Company may incur legal fees and losses in the future.

Aside from the lawsuits described above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 8. Subsequent Events

On July 2, 2015, the Company’s shareholders approved the Payment Data Systems, Inc. 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan permits the Company to issue up to 5,000,000 shares (after the effects of the 1-for-15 reverse split effected on July 23, 2015) of our common capital stock, including automatic increases through the fiscal year 2025 for awards to employees, non-employee directors, and consultants. The Plan is administered by the Company’s Compensation Committee.

On July 2, 2015, the Company’s shareholders approved a reverse stock split of our common stock in a whole number ratio of 1-for-12 to 1-for-15. On July 2, 2015, the Board of Directors approved the implementation of the reverse stock split at a ratio of 1-for-15. On July 23, 2015, pursuant to shareholder and board approval, the Company effected a 1-for-15 reverse stock split of the outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of our authorized common shares remained unchanged at 200,000,000 shares, par value $0.001 per share, after the reverse stock split. The number of our authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.01 per share.

Note 9. Reverse Stock Split

On July 23, 2015, pursuant to shareholder and board approval, the Company effected a 1-for-15 reverse stock split of the outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of our authorized common shares remained unchanged at 200,000,000 shares, par value $0.001 per share, after the reverse stock split. The number of our authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.01 per share.

The number of shares issued and outstanding as of August 6, 2015 was 12,347,591. The number of shares issued and outstanding prior to the reverse split was 185,197,097 and 180,201,953 at June 30, 2015 respectively. The Condensed Consolidated Balance Sheets shows 12,346,474 and 12,013,464 issued and outstanding at June 30, 2015, respectively. These were calculated by dividing the pre-split number of shares by 15, and rounding up any fractional shares.

There were no issuances of shares between June 30, 2015 and August 6, 2015 other than rounding of fractional shares. The difference of 1,117 between the issued shares at June 30, 2015 and August 6, 2015 is due to rounding of fractional shares because the Company agreed to issue a full share for any fractional shares that resulted from the reverse split.

The number of treasury shares was 4,995,144 at June 30, 2015 prior to the reverse split. The Condensed Consolidated Balance Sheets shows 333,010 treasury shares for June 30, 2015. This was calculated by dividing the pre-split number of shares by 15, and rounding up any fractional shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: the sufficiency of our security applications; our ability to adapt to rapid technological change; our relationship with the Automated Clearing House network; the failure of our third-party card processing providers or our bank sponsors to comply with the applicable requirements of Visa, MasterCard and Discover credit card associations; our ability to comply with applicable requirements of the respective card networks; and our ability to comply with federal and state regulation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q as of June 30, 2015, and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2015.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com, which allows consumers to process online payments to pay any other individual, including family and friends. Through our recently acquired business Akimbo, under the domain name www.akimbocard.com, we offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Since the Akimbo Acquisition, we have moved the Akimbo card program to operate on the MasterCard and associated networks and to our existing sponsoring bank, Sunrise Banks, N.A. The Akimbo MasterCard program became live on our processing platform in early April 2015. The Akimbo Visa card program was decommissioned of all services on May 30, 2015 and the card customers were transitioned to the Akimbo MasterCard card program.

Although we reported net income of $733,465 for the six months ended June 30, 2015 and $3,838,288 for year ended December 31, 2014 we still had an accumulated deficit of $49,337,620 at June 30, 2015. In our second quarter of 2015 our ACH processing volumes were the fourth highest in the history of our Company for any quarter and they increased more than 2% over the same quarter in 2014. Credit card processing volumes for the second quarter of 2015 were the highest in the history of our Company for any quarter. Credit card dollars processed during the second quarter of 2015 were up 9% as compared to the same quarter in 2014 and credit card transactions processed during the first quarter of 2015 were up 6% as compared to the same quarter in 2014. We processed over $806,800,000 of payments in the second quarter of 2015, which was the second highest in the history of our Company.

We expect to continue to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will continue to create increased transaction volumes. We believe the profitability we experienced in the first two quarters of 2015 and the year of 2014 will continue for the foreseeable future. However, it is possible that we will not sustain profitability or we may incur future operating losses. To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements, and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, reserve for losses, customer deposits, bad debt, intangible assets, computer software, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly “charged back” by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. Our reserve for processing losses was $272,365 at June 30, 2015 and at December 31, 2014, respectively.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $40,384 and $45,663, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2014 or during the six months ended June 30, 2015. Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

Computer Software

We capitalize the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. We cease capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose.

The unamortized amount of capitalized software was $343,263 as of June 30, 2015 and $0 as of December 31, 2014. We amortize the software costs for internal use using the straight line method over the expected life of the software, usually 3-5 years. Accumulated amortization of capitalized software was $0 at June 30, 2015 and $0 at December 31, 2014.

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

Revenues

Revenues for the quarter ended June 30, 2015 increased 4% to $3,424,756, as compared to $3,304,173 for the quarter ended June 30, 2014. Revenues for the six months ended June 30, 2015 increased 19% to $7,167,216, as compared to $6,034,996 for the six months ended June 30, 2014. The increase for the quarter and six months ended June 30, 2015, as compared to the same period in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

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

Cost of services increased 3% to $2,426,612 for the quarter ended June 30, 2015, as compared to $2,349,268 for the same period in the prior year. Cost of services increased 8% to $4,802,006 for the six months ended June 30, 2015, as compared to $4,441,294 for the same period in the prior year. The increase for the six months ended June 30, 2015, as compared to the same period in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed for our newly acquired customers.

Stock-based Compensation

Stock-based compensation expenses were $393,525 and $72,995 for the quarters ended June 30, 2015 and June 30, 2014, respectively. Stock-based compensation expenses were $627,056 and $150,990 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in stock-based compensation expense is due to the acquisition of Akimbo and the hiring of its employees, the hiring of a new Chief Financial Officer, and the addition of two directors to the Board of Directors. These stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees and directors.

Cancellation of stock-based compensation expense (income) was $0 and $0 for the quarters ended June 30, 2015 and June 30, 2014, respectively and $163,936 of income and $0 for the six months ended June 30, 2015 and June 30, 2014, respectively. This amount represents non-vested stock-based awards to former employees that were expensed in prior years that were cancelled during the six months ended June 30, 2015.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased 4% to $419,838 for the quarter ended June 30, 2015, as compared to $404,825 for the same period in the prior year. The change in other selling, general and administrative expenses for the three months ended June 30, 2015, as compared to the same period in the prior year, represented increases in rent of approximately $12,000, and legal and accounting fees of $28,000; as well as a decrease in bonus compensation of approximately $26,000.

Other selling, general and administrative expenses increased 19% to $937,018 the six months ended June 30, 2015, as compared to $785,258 for the same period in the prior year. The increase in other selling, general and administrative expenses for the six months ended June 30, 2015, as compared to the same period in the prior year, represented bonus compensation of $43,619, and legal and accounting fees of $93,870, and other expenses of approximately $14,000.

Depreciation and Amortization

Depreciation and amortization totaled $92,948 for the quarter ended June 30, 2015, compared to depreciation of $10,706 for the same period in 2014. Depreciation and amortization totaled $178,520 for the six months ended June 30, 2015, compared to depreciation of $20,611 for the same period in the prior year. The increases are due to amortization of software and intangibles purchased in the Akimbo acquisition.

Other Income (Expense)

Other income (expense), net were expenses of $32,305 and $32,409 for the quarter and six months ended June 30, 2015 compared to income of $8,593 and $5,233 for the quarter and six months ended June 30, 2014, respectively. The decrease for the quarter and six months, as compared to the same periods in the prior year is primarily due to a reduction in value of marketable securities.

Interest income was $19,358 and $22,424, for the quarters ended June 30, 2015 and June 30, 2014, respectively. The decrease in interest for the quarter, as compared to the same period in the prior year was primarily due to the decrease in interest earned on lower cash balances.

Interest income was $38,358 and $29,238, for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in interest for the six months, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported net income of $24,850 and $733,465 for the quarter and six months ended June 30, 2015, as compared to $486,801 and $648,540 for the same periods in the prior year.

Liquidity and Capital Resources

At June 30, 2015, we had $64,865,661 of cash and cash equivalents, as compared to $54,989,851 of cash and cash equivalents at December 31, 2014. The increase in cash for the six months ended June 30, 2015 was primarily due to customer deposit payables of $61,274,120 which represented an increase of $9,087,724 in customer deposit payables that is directly associated with the increase in ACH transaction volumes for our newly acquired customers and the associated cash reserve requirements we placed on some of those customers.

Although we reported net income of $733,465 for the first two quarters of 2015 and $3,838,288 for the year ended December 31, 2014 we still have an accumulated deficit of $49,337,620. Additionally, we reported working capital of $3,568,978 and $2,854,080 at June 30, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities was $10,431,588 and $34,246,586 for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash provided by operating activities for the six months ended June 30, 2015 as compared to the same period in the prior year was attributable to a decrease in cash provided by customer deposits of $24,661,414 which consisted primarily of cash held in transit collected on behalf of our merchants via our ACH processing service.

Net cash used by investing activities was $555,778 for the six months ended June 30, 2015, as compared to net cash used by investing activities of $30,233 for the same period in the prior year; the increase in net cash used for investing activities was primarily due to the capitalization of expenses incurred for the development of software upgrades for internal use. Net cash used by financing activities was $0 for the six months ended June 30, 2015 and June 30, 2014.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2015 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 18, 2014, Brightmoor Christian Church filed a lawsuit in the United States District Court for the Eastern District of Michigan against us.  Since the filing of the lawsuit, we have been engaged in on-going settlement discussions.  The lawsuit alleges that we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring and Brightmoor incurred losses.  We believe that Brightmoor breached our processing agreement and that a security breach occurred because of the Brightmoor’s lack of controls over the login and password information utilized by Brightmoor to process transactions, resulting in Brightmoor becoming a victim of a malware attack.  Our agreement with Brightmoor has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.  While we believe the claims of Brightmoor are without merit, and it is unlikely that the loss will be incurred, the outcome of the dispute is still uncertain.  Accordingly, we have not accrued for a potential loss beyond the current balance in the reserve for losses on merchant account.  Our unrecovered funds incurred to-date for this dispute, not including attorney fees, are $13,710.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount.

We believe the claims are without merit and it is unlikely that a loss will be incurred, therefore we have not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible we may incur legal fees and losses in the future.

Aside from the lawsuits described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS.

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015.

We are party to legal proceedings that could materially adversely affect our financial condition and operating results if resolved unfavorably to us.

We are party to legal proceedings as described in Part II. Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q that have not yet been fully resolved, and additional claims may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations, and distracting to management.

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially adversely affect our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS.

During the three months ended June 30, 2015 and through the current date we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. Other Information.

On July 2, 2015, our shareholders approved the Payment Data Systems, Inc. 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan permits us to issue up to 5,000,000 (after the effects of the 1-for-15 reverse split effected on July 23, 2015) shares of our common capital stock, including automatic increases through the fiscal year 2025 for awards to employees, non-employee directors, and consultants. The Plan is administered by our Compensation Committee.

On July 2, 2015, our shareholders approved a reverse stock split of our common stock in a whole number ratio of 1-for-12 to 1-for-15. On July 2, 2015, our Board of Directors approved the implementation of the reverse stock split at a ratio of 1-for-15. On July 23, 2015, pursuant to the shareholder and board approval, we effected a 1-for-15 reverse stock split of our outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of our authorized common shares remained unchanged at 200,000,000, common capital shares, par value $0.001 per share, after the reverse stock split. The number of our authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.01 per share.

On April 24, 2015 we agreed to issue 500,000 and 500,000 shares of our common stock to our Directors, Miguel Chapa and Kirk Taylor, respectively.  We expect to issue the shares under our 2015 Equity Incentive Plan, approved July 2, 2015 at our annual shareholder’s meeting, however, as of August 10, 2015, we had not yet issued the shares. Kirk Taylor's 500,000 shares of our common stock will vest in three installments: (1) 166,667 shares vest on April 24, 2015, (2) 166,667 shares vest on January 1, 2016, and (3) 166,666 shares vest on January 1, 2017. Miguel Chapa's 500,000 shares of our common stock will vest in four installments: (1) 200,000 shares vest on April 24, 2015, (2) 100,000 shares vest on January 1, 2016, (3) 100,000 shares vest on January 1, 2017, and (4) 100,000 shares vest on January 1, 2018.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

3.4	Certificate of Amendment of Restated Articles of Incorporation, as amended, (included as exhibit 3.1 to Current Report on Form 8-K filed July 23, 2015, and included herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

4.4	Payment Data Systems, Inc. 2015 Equity Incentive Plan (included as appendix B to our definitive proxy statement on Form 14A, filed June 5, 2015, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014. (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (filed herewith).

10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (filed herewith).

10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (filed herewith).

14.1	Code of Ethics (filed herewith).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: August 14, 2015	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer
(Principal Executive Officer)

