Form 10-Q
period 2015-09-30
PAYMENT DATA SYSTEMS INC
filed 2015-11-16
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, 12,374,537 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,168,838	$54,989,851
Accounts receivable, net	881,405	1,037,208
Deferred tax asset, current	773,000	773,000
Prepaid expenses and other	155,921	129,258
Total current assets	53,979,164	56,929,317

Property and equipment, net	3,189,643	2,705,517

Other assets:
Intangibles, net	382,601	412,363
Deferred tax asset, noncurrent	848,000	848,000
Other assets	175,549	204,112
Total other assets	1,406,150	1,464,475

Total assets	$58,574,957	$61,099,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169,973	$37,808
Accrued expenses	1,357,638	1,851,033
Customer deposits payable	48,396,754	52,186,396
Total current liabilities	49,924,365	54,075,237

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,372,037 and 9,848,072 issued, and 12,032,995 and 9,515,062 outstanding at September 30, 2015 and December 31, 2014, respectively (see Note 8)	185,565	184,177
Additional paid-in capital	64,222,428	62,989,131
Treasury stock, at cost; 339,042 and 333,010 shares at September 30, 2015 and December 31, 2014, respectively (see Note 8)	(264,698)	(238,157)
Deferred compensation	(6,272,862)	(5,839,992)
Accumulated deficit	(49,219,841)	(50,071,087)
Total stockholders’ equity	8,650,592	7,024,072

Total liabilities and stockholders’ equity	$58,574,957	$61,099,309

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$3,550,463	$3,596,004	$10,717,679	$9,631,000

Operating expenses:
Cost of services	2,336,270	2,440,410	7,138,450	6,881,704
Selling, general and administrative:
Stock-based compensation	338,488	72,995	965,544	223,985
Cancellation of stock-based compensation	-	-	(163,936)	-
Other expenses	758,573	395,623	1,695,415	1,180,882
Depreciation and amortization	93,800	10,202	272,320	30,812
Total operating expenses	3,527,131	2,919,230	9,907,793	8,317,383

Operating income	23,332	676,774	809,886	1,313,617

Other income and (expense):
Interest income	20,097	18,642	58,455	47,729
Other income (expense)	90,600	2,144	58,190	7,529
Total other income and (expense), net	110,697	20,786	116,645	55,258

Income before income taxes	134,029	697,560	926,531	1,368,875
Income taxes	16,249	9,000	75,285	31,774

Net income	$117,780	$688,560	$851,246	$1,337,101

Basic earnings per common share:	$0.02	$0.08	$0.12	$0.16
Diluted earnings per common share:	$0.01	$0.08	$0.07	$0.15
Weighted average common shares outstanding
Basic	7,373,656	8,334,303	7,373,656	8,334,065
Diluted	12,057,255	8,941,209	12,057,255	8,871,865

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2015	2014

Operating activities:
Net income	$851,246	$1,337,101
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	242,558	30,812
Amortization	29,762	-
Non-cash stock based compensation	965,544	223,985
Cancellation of stock based compensation	(163,936)	-
Changes in current assets and current liabilities:
Accounts receivable	155,803	(350,053)
Prepaid expenses and other	(26,663)	(38,568)
Other assets	28,563	(45,089)
Accounts payable and accrued expenses	(361,231)	(87,500)
Customer deposits payable	(3,789,642)	33,166,643
Net cash (used) provided by operating activities:	(2,067,996)	34,237,331

Investing activities:
Purchases of property and equipment	(726,476)	(35,346)
Net cash (used) by investing activities:	(726,476)	(35,346)

Financing activities:
Purchase of treasury stock	(26,541)	-
Net cash (used) by financing activities:	(26,541)	-

Change in cash and cash equivalents	(2,821,013)	34,201,985
Cash and cash equivalents, beginning of period	54,989,851	26,573,771

Cash and cash equivalents, end of period	$52,168,838	$60,775,756

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$32,369	$-

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

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2015	December 31, 2014

Indemnification liability	$450,000	$450,000
Accrued commissions	367,298	460,977
Reserve for processing losses	248,868	272,365
Accrued salaries	51,376	158,380
Assumed liabilities	52,147	255,772
Accrued taxes	57,984	125,194
Other accrued expenses	129,965	128,345
Total accrued expenses	$1,357,638	$1,851,033

Note 3.  Net Income Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income for the three and nine months ended September 30, 2015 and 2014. Share numbers have been adjusted for the 1-for-15 reverse split effected on July 23, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$117,780	$688,560	$851,246	$1,337,101
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,373,656	8,334,303	7,373,656	8,334,065
Effect of dilutive securities	4,683,599	606,906	4,683,599	537,800
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,057,255	8,941,209	12,057,255	8,871,865
Basic earnings per common share	$0.02	$0.08	$0.12	$0.16
Diluted earnings per common share and common share equivalent	$0.01	$0.08	$0.07	$0.15

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

Note 6. Related Party Transactions

Herb Authier

During the nine months ending September 30, 2015 and the year ended December 31, 2014, the Company paid Herb Authier a total of $36,299 and $42,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the nine months ending September 30, 2015 and the year ended December 31, 2014, the Company purchased a total of $0 and $6,227, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Hoch, the spouse of our President and Chief Operating Officer Louis Hoch, is the sole owner of Angry Pug Sportswear.

Note 7. Legal Proceedings

The Company was involved in a lawsuit with a customer that alleged it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoor Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, the Company filed a lawsuit against Brightmoor Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoor Church resulting in the fraudulent credit transactions described before and demanding payment of damages.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of November 11, 2015, the Company has not yet been served.

The Company believes the claims are without merit and it is unlikely that a loss will be incurred, therefore the Company has not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible the Company may incur legal fees and losses in the future.

Aside from the lawsuits described above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 8. Reverse Stock Split

On July 23, 2015, pursuant to shareholder and board approval, the Company effected a 1-for-15 reverse stock split of the outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of our authorized common shares remained unchanged at 200,000,000 shares, par value $0.001 per share, after the reverse stock split. The number of our authorized preferred stock remained unchanged at 10,000,000 shares, par value $0.01 per share.

The number of shares issued and outstanding prior to the reverse split was 185,197,097 and 180,201,953, which converted to 12,346,557 and 12,013,547 on July 23, 2015, respectively. These were calculated by dividing the pre-split number of shares by 15, and rounding up any fractional shares. The fractional shares issued were 1,034.

The number of treasury shares was 4,995,144 on July 23, 2015 and were converted to 333,010 treasury shares by dividing the pre-split number of shares by 15, and rounding up the fractional share.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q as of September 30, 2015, and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2015.

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

Although we reported net income of $851,246 for the nine months ended September 30, 2015 and $3,838,288 for the year ended December 31, 2014, we still had an accumulated deficit of $49,219,841 at September 30, 2015.

Total dollars processed for the third quarter of 2015 exceeded $864,700,000 and is the highest for any quarter in our history. Credit card processing volumes for the third quarter of 2015 were also the highest of any quarter in our history. Credit card dollars processed during third quarter of 2015 were up 14% over the same time period in 2014 while credit card transactions processed were also up 3% compared to the third quarter of 2014. Electronic check transaction volumes for the third quarter of 2015 were the third highest in our history and increased 6% compared to the third quarter of 2014. Returned check transactions processed during the third quarter of 2015 were down 9% compared to the same time period in 2014.

We expect to continue to see an increase in the number of our enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients to our sales pipeline, which we believe will continue to create increased transaction volumes. We believe the profitability we experienced in the first three quarters of 2015 and the year of 2014 will continue for the foreseeable future. However, it is possible that we will not sustain profitability or we may incur future operating losses. To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements, and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly “charged back” by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. Our reserve for processing losses was $248,868 at September 30, 2015 and $272,365 at December 31, 2014, respectively.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $37,029 and $45,663, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2014 or during the nine months ended September 30, 2015.  Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

The unamortized amount of capitalized software was $504,845 as of September 30, 2015 and $0 as of December 31, 2014. We amortize the software costs for internal use using the straight line method over the expected life of the software, usually 3-5 years. Accumulated amortization of capitalized software was $0 at September 30, 2015 and $0 at December 31, 2014.

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

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Revenues for the quarter ended September 30, 2015 decreased 1% to $3,550,463, as compared to $3,596,004 for the quarter ended September 30, 2014. Revenues for the nine months ended September 30, 2015 increased 11% to $10,717,679, as compared to $9,631,000 for the nine months ended September 30, 2014. The decrease for the quarter ended September 30, 2015, as compared to the same periods in the prior year, was due to fewer return transactions processed. The increase for the nine months ended September 30, 2015, as compared to the same periods in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services decreased 4% to $2,336,270 for the quarter ended September 30, 2015, as compared to $2,440,410 for the same period in the prior year.  Cost of services increased 4% to $7,138,450 for the nine months ended September 30, 2015, as compared to $6,881,704 for the same period in the prior year. The decrease for the quarter ended September 30, 2015, as compared to the same periods in the prior year, was due to the decreases in the volume of credit card and debit card processing transactions, ACH processing transactions, and return transactions processed. The increase for the nine months ended September 30, 2015, as compared to the same periods in the prior year, was due to the increases in the volume of credit card and debit card processing transactions, and ACH processing transactions.

Stock-based compensation expenses were $338,488 and $965,544, respectively, for the quarter and nine months ended September 30, 2015, and $72,995 and $223,985 for the same periods in the prior year. These stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees, officers, and directors. When Miguel Chapa and Kirk Taylor joined the Company as independent directors on April 24, 2015 they were granted 500,000 shares each, which vest over 3 years.

Other expenses increased 92% to $758,573 for the quarter ended September 30, 2015, as compared to $395,623 for the same period in the prior year.  Other expenses increased 44% to $1,695,415 for the nine months ended September 30, 2014, as compared to $1,180,882 for the same period in the prior year. The increase in other selling, general and administrative expenses for the nine months ended September 30, 2015, as compared to the same period in the prior year, represented an increase in legal and accounting fees of $150,000, salaries of approximately $120,000, costs related to NASDAQ listing of approximately $90,000, employee bonus compensation of approximately $89,000, office rent expense of approximately $24,000, director compensation of $23,000 and other expenses of approximately $14,000. The increase in other selling, general and administrative expenses for the three months ended September 30, 2015, as compared to the same period in the prior year, represented an increase in legal and accounting fees of $59,000, salaries of approximately $100,000, costs related to NASDAQ listing of approximately $74,000, employee bonus compensation of approximately $46,000, office rent expense of approximately $10,000, and other expenses of approximately $73,000.

Depreciation totaled $93,800 and $272,320 for the quarter and nine months ended September 30, 2015, compared to $10,202 and $30,812 for the same periods in the prior year.

Other income (expense) were incomes $90,600 and $58,190 for the quarter and nine months ended September 30, 2015 compared to incomes of $2,144 and $7,529 for the quarter and nine months ended September 30, 2014. Other income (expense) primarily represented unrealized gains and (losses) on our marketable securities. In the quarter ended September 30, 2015 we reversed an expense accrual of $91,598 because the statute of limitations had expired.

Interest income was $20,097 and $58,455, respectively, for the quarter and nine months ended September 30, 2015, as compared to $18,642 and $47,729 for the same periods in the prior year. The increases for the quarter and nine months ended September 30, 2015, as compared to the same periods in the prior year were primarily due to the increase in interest earned on higher cash balances.

We reported net income of $117,780 and $851,246 for the quarter and nine months ended September 30, 2015, as compared to net income of $688,560 and $1,337,101 for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2015, we had $52,168,838 of cash and cash equivalents, as compared to $54,989,851 of cash and cash equivalents at December 31, 2014. The decrease in cash for the nine months ended September 30, 2015 was primarily due to customer deposit payables of $48,396,754 which represented a decrease of $3,789,642 in customer deposit payables for 2015 that was due to reducing or eliminating cash reserve requirements we placed on some of those customers.

Although we reported net income of $851,246 for the nine months ended September 30, 2015 and $3,838,288 for year ended December 31, 2014 we still had an accumulated deficit of $49,219,841 at September 30, 2015.

Additionally, we reported working capital of $4,054,799 and $2,854,080 at September 30, 2015 and December 31, 2014, respectively.

Net cash (used) provided by operating activities was $(2,067,996) and $34,237,331 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash provided by operating activities for the nine months ended September 30, 2015 as compared to the same period in the prior year was attributable to decrease in cash provided by customer deposits of $36,996,285 which consisted of refunds of cash reserve requirements placed on certain customers and net income of $851,246 as compared to $1,337,101 in 2014 and a non-cash expense of non-cash stock based compensation of $965,544 as compared to $223,985.

Net cash used by investing activities was ($726,476) for the nine months ended September 30, 2015, as compared to net cash used by investing activities of ($35,346) for the same period in the prior year; the increase in net cash used for investing activities was due to investments made in internal use software. Net cash used by financing activities was ($26,541) for the nine months ended September 30, 2015, as compared to net cash used by financing activities of -0- for the same period in the prior year; the decrease in cash used for financing activities was used to purchase treasury stock.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2015 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On December 18, 2014, Brightmoor Christian Church filed a lawsuit in the United States District Court for the Eastern District of Michigan against us.  The lawsuit alleged that we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring and Brightmoor incurred losses. We believe that Brightmoor breached our processing agreement and that a security breach occurred because of the Brightmoor’s lack of controls over the login and password information utilized by Brightmoor to process transactions, resulting in Brightmoor becoming a victim of a malware attack.  Our agreement with Brightmoor has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.   Our unrecovered funds incurred to-date for this dispute, not including attorney fees, are $13,710. On April 29, 2015, Brightmoor Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, we filed a lawsuit against Brightmoor Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoor Church resulting in the fraudulent credit transactions described before and demanding payment of damages.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of November 11, 2015, we have not yet been served.

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

Item 1(A).  RISK FACTORS.

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

Our stock price could be adversely affected by the sale of shares of common stock by stockholders.

Our long-time shareholder, Mr. Robert Evans, passed away in May 2015. The Estate of Mr. Robert Evans contacted us on September 18, 2015 regarding the sale of the shares of our common stock held by the Estate. We believe the Estate of Mr. Evans holds 934,667 shares, or 8% of our outstanding stock. We will not receive proceeds from the sale or other disposition of these shares of common stock being sold by the Estate of Mr. Evans. The sale of any large block of our shares could adversely affect our stock price.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015 and through the current date we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.  OTHER INFORMATION.

On September 10, 2015, we issued 11,112 and 13,334 shares (after 1-for-15 reverse split) to Kirk Taylor and Miguel Chapa, respectively, under our 2015 Equity Incentive Plan, that vested on April 24, 2015.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).
3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).
3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Articles of Incorporation, as amended, (included as exhibit 3.1 to Current Report on Form 8-K filed July 23, 2015, and included herein by reference).
4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).
4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).
4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).
4.4	Payment Data Systems, Inc. 2015 Equity Incentive Plan (included as appendix B to our definitive proxy statement on Form 14A, filed June 5, 2015, and incorporated herein by reference).
10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).
10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).
10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).
10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).
10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).
10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).
10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).
17

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).
10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).
10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).
10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).
10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).
10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).
10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).
10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).
10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).
10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).
10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).
10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).
18

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).
10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).
10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).
10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).
10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).
10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).
10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).
10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).
10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).
10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).
14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).
16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
19

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: November 16, 2015	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer
(Principal Executive Officer)

21