Form 10-K
period 2015-12-31
PAYMENT DATA SYSTEMS INC
filed 2016-03-30
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant’s fiscal year, was approximately $13,690,100 based on 6,690,490 shares of the registrant’s common stock held by non-affiliates on December 31, 2015 at the closing price of $1.99 per share. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 15, 2016, the number of outstanding shares of the registrant's common stock was 12,407,316.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Payment Data Systems, Inc.

FORM 10-K

For the Year Ended December 31, 2015

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

PART I

ITEM 1. BUSINESS.

General

Payment Data Systems, Inc. was founded in July 1998 and incorporated in the State of Nevada. We are an integrated payment solutions provider offering a range of customized services to merchants, billers, banks, service bureaus, and card issuers. We operate solely in the U.S. through our two operating entities, Payment Data Systems, Inc. and FiCentive, Inc., our primary business is processing electronic payments for other companies including all types of Automated Clearing House (“ACH”) processing, credit, prepaid card and debit card-based processing. In our 17-year history, we have created a loyal customer base that rely on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo.

Payment Data Systems, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks to transfer funds instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail, and e-checks are processed using the ACH network.

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

Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a web site or by calling an interactive voice response telephone system. In addition, we operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends.

FiCentive, Inc. We also provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with our customers’ corporation logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use. Some card programs allow the cards to be reloaded with funds, while others do not have that capability. In some cases, the cards can be used at Automatic Teller Machines, or ATMs, to withdraw cash.

Through acquiring the assets of Akimbo Financial, Inc., in December 2014, we also added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform with new and significant prepaid card front-end technology including mobile applications. We offer prepaid cards directly to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends, and businesses use the Akimbo platform to deliver a wide variety of payments from rewards and incentives to regular payroll. We have moved the Akimbo card program to operate on the MasterCard and associated networks and to our existing sponsoring bank, Sunrise Banks, N.A. The Akimbo MasterCard program became live on our processing platform in early April 2015. The Akimbo Visa card program was decommissioned of all services on May 30, 2015 and the card customers were transitioned to the Akimbo MasterCard card program. Since then we have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™.

Our web sites are www.paymentdata.com, www.ficentive.com, www.akimbocard.com, and www.zbill.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to a 2013 Federal Reserve Payments study, the estimated number of non-cash payments increased 4.2% per year from 2009 to 2012, and totaled $122.8 billion in 2012. From 2009 to 2012, ACH, debit cards and prepaid cards grew at a compound annual growth rate of 4.4%, 7.7% and 15.9%, respectively, while credit card transactions grew at an annual rate of 7.6%, and use of paper checks declined by 9.2%. Electronic payments, including payments made with cards and ACH, collectively represent 85% of all non-cash payments. Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture.” As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

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

Products and Services

All of our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize a secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis. All confidential data stored within and outside the data warehouse is fully encrypted. We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

Payment Processing. The components of our service offerings include all forms of ACH transaction processing, such as Represented Check, which is a consumer non-sufficient funds check that is presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate ACH transactions directly using an online terminal accessible through a website or we can initiate ACH transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA, MasterCard, American Express, Discover, and JCB networks, including online terminal services accessed through a web site or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both ACH and card processing capabilities that allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In October 2015, we introduced our new e-check verification technology, which helps merchants prevent returns before processing and reduces return check transactions. This new service utilizes our proprietary returns database that contains records for any transaction that we had previously attempted to process and the transaction was unsuccessful for account closed, invalid account, non-sufficient funds, payment stopped, frozen account, unauthorized account, and others. Merchants are allowed to query this database in advance of submitting a transaction for processing and settlement. Merchants utilize this data to make their own determination if they wish to process a payment or not. We charge a transaction fee for each query and for each account that a query returns data.

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

Prepaid and Incentive Cards. In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor. We develop and manage prepaid card programs on behalf of corporate clients who have customers that want prepaid cards that are branded with the entity’s unique logo. We started issuing cards in October 2011 and hold bank sponsorship agreements with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card program. We also have the ability to issue Discover, American Express, Visa, and MasterCard prepaid cards. We primarily create, manage and process prepaid card programs for corporate clients, tailored to each client’s unique objectives to allow the client to issue prepaid cards to their customer base or employees as an incentive in the form of a rebate, commission, or other incentive. We also issue general purpose reloadable cards to consumers as an alternative to a traditional bank account under the Akimbo and Stream card brands. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We also believe our more than 9 years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. Also, there is a significant barrier in obtaining bank sponsorship to prepaid card program management and even a higher barrier to performing prepaid card processing.

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

Sales and Marketing

We market and sell our products and services primarily through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management, as well as direct contact by our sales personnel. Our direct sales efforts are coordinated by a sales executive and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target customer profile. We also market and sell our prepaid card program directly to corporations and to consumers through the Internet. We intend to continue to analyze our sales and marketing efforts in order to control costs, increase the effectiveness of our sales force, and broaden our reach through reseller initiatives and advantageous alliances.

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts decreased to 768 customers at December 31, 2015 from 795 customers at December 31, 2014.

No customer accounted for more than 10% of revenues in 2015. We had one customer that accounted for 11% of our 2014 revenue who was a customer of our ACH Processing services. No other customer accounted for more than 10% of revenues in 2014.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 197 in 2015 from 244 in 2014. We believe the decrease occurred due to customers opting to use their bank bill pay service over ours.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Elavon Inc., and Vantiv, Inc. that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

•	quality of service;

•	reliability of service;

•	ability to evaluate, undertake and manage risk;

•	ability to offer customized technology solutions;

•	speed in implementing payment processes;

•	price and other financial terms; and

•	multi-channel payment capability.

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience in the electronic payments industry. Furthermore, we believe we present a competitive distinction through the use of our internal technology to provide a single integrated payment storage or warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. We also believe our customized technology solutions and high level of service gives us a competitive advantage, particularly for smaller business that does not have large internal technology capabilities or the ability to comply with payment security regulations.

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter time frame than most of our competitors. We also believe more than nine years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. We also believe that the mobile application technology and advanced card holder websites we acquired through the Akimbo acquisition will provide us a competitive advantage in securing both consumer customers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry since there is a significant barrier in obtaining bank sponsorship to prepaid card program management and even a higher barrier to performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

• akim.bo;	• debitpin.com;	• paymentdatasystems.com;
• akimbocard.com;	• debitmax.com;	• paymentdata.org;
• akimbodeals.com;	• debitservice.com;	• paymentdata.com;
• akimbodebit.com;	• electragift.com;	• paymentrecovery.com;
• akimboit.com;	• getcarmen.com;	• paymentrecoverysystems.com;
• akimbonews.com;	• ficentive.com;	• parishiltoncard.com;
• akimboprepaid.com;	• fotogiftcards.com	• gogreenmastercard.com;
• akimbo.info;	• iremotepay.com;	• mipromesa.com;
• bill4u.com;	• iremotepay.net;	• pdsnetwork.com;
• billx.com;	• itshotcard.com;	• prepaidload.com;
• billxpress.com;	• kindhand.com;
• billhelp.com;	• merchandisemastercard.com;	• primacard.com;
• billserv.com;	• myakimbo.com;	• securepds.com;
• britneycard.com;	• nataliecard.com;	• stardebit.com;
• carddeposit.com	• nataliegiftcard.com;	• streamprepaid.com;
• carmencard.com;	• nataliegulbismastercard.com;	• thatshotcard.com;
• clinicpay.com;	• nataliegulbiscard.com;	• viewbill.com; and
• creditcardgateway.com;	• newsakimbo.com;
• crpds.com;	• nsfdebit.com;	• zbill.com.
• danicacard.com;	• omegabill.com;

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

In 2014, we resumed issuing gift cards. Any gift cards we issue will be governed by the CARD Act and other various regulations. Any violations with our gift card issuance could result in the imposition of fines, the suspension of our ability to offer our gift cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our gift cards, each of which would likely have a material adverse impact on our revenues.

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

Employees

As of December 31, 2015, we had 22 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

On February 1, 2016 our referral agreement with Shelby Systems, a provider of Church Management Systems, lapsed without renewal. Under the contract Shelby would introduce churches to our payment processing service and we would pay Shelby a percentage of the monthly revenue from the church. Each church would sign a payment processing agreement directly with us, not with Shelby. Revenue from referrals from Shelby represented approximately 17% of our revenue in 2015 and 2.3% of our total dollar volume processed in 2015.

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

Although we reported net income of $1,016,088 for the year ended December 31, 2015 and $3,838,288 for the year ended December 31, 2014 we still have an accumulated deficit of $49,054,999. However, our future operating results are not certain. We may incur future operating losses. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide processing services for our MasterCard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of MasterCard. Sunrise Banks, N.A, formerly known as University National Bank, and Metropolitan Commercial Bank have sponsored us under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our MasterCard customers, which would negatively impact our revenues and earnings.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded less than $5,000 in losses due to fraud in 2015. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2015, our cardholders’ overdrawn account balances totaled less than $2,000.

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

The electronic commerce market is a service industry that continues to grow. If the electronic commerce market fails to grow or grows slower than anticipated, or if we, despite an investment of significant resources, are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine industries, we and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

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

The market for our common stock is highly volatile. In 2015, our closing stock price fluctuated between $1.85 and $5.85 (adjusted for the 1-for-15 reverse split on July 23, 2015). The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 7,200 square feet of leased office space in San Antonio, Texas. Rental expense under the operating lease was approximately $142,000 and $100,000 for the years ended December 31, 2015 and 2014, respectively. The lease term is for a period of 38 months and expires on April 30, 2018.

We believe that our properties will be adequate to meet our needs through December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS.

We were involved in a lawsuit with a customer that alleged we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  We believe that the customer breached our processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  Our agreement with the customer has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoor Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, we filed a lawsuit against Brightmoor Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoor Church resulting in the fraudulent credit transactions described before and demanding payment of damages. On March 24, 2016, we entered into a settlement agreement with Brightmoor Church and on March 28, 2016, we filed to dismiss the lawsuit for no consideration.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of March 17, 2016, the Court signed an order dismissing the claims against Peter Kirby and Michael Long, but did not rule as to the other defendants. We filed an unopposed motion for final judgment as to everyone else and confirmed again with the Plaintiff that they do not oppose dismissal of the whole case.

We believe the claims are without merit and it is unlikely that a loss will be incurred, therefore we have not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible we may incur legal fees and losses in the future.

Aside from the lawsuits described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ Capital Markets Exchange under the ticker symbol “PYDS” since August 11, 2015. Prior to that our common stock was quoted on the OTCQB, the OTC market tier for companies that are reporting with the SEC, and on the OTC Bulleting Board, or OTCBB, also under the ticker symbol “PYDS”.

The following table sets forth the high and low trading prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. Share prices have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

2015
First Quarter	$5.49	$2.53

Second Quarter	$5.85	$3.77

Third Quarter	$4.92	$2.54

Fourth Quarter	$3.03	$1.78

2014

First Quarter	$1.79	$1.01

Second Quarter	$1.65	$1.13

Third Quarter	$2.03	$1.43

Fourth Quarter	$2.78	$1.73

Holders

On March 15, 2016, 12,407,316 shares of our common stock were issued and outstanding. As of March 24, 2015, there were approximately 3,864 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends, and we have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plan

Equity compensation plans approved by security holders	-	-	4,882,334
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,882,334

Our 1999 Employee Comprehensive Stock Plan and our 1999 Non-Employee Director Plan terminated according to the respective terms of the Plans in 2010. Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was issued. 168 options were exercised in 2015. All unexercised options have been forfeited.

The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants.

The Board of Directors has authorized 5,000,000 shares (adjusted for the 1-for-15 reverse split effective on July 23, 2015) of our common stock for issuance under the 2015 Stock Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of Stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Administrator. No options have been issued under this plan since its inception. During 2015, we granted 117,666 shares from the plan. 66,666 were to directors and 51,000 were to a employees as either a new hire bonus, or performance bonus.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the last fiscal quarter, we had the following issuances of unregistered securities:

On November 16, 2015, we issued 5,000 shares of our common stock to a consultant for services provided. These shares were valued at $2.39 per share or $11,950.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2015 to July 31, 2015 (1)	6,032	$4.40	-	-
December 1, 2015 to December 31, 2015 (2)	10,583	$2.05	-	-
Total	16,615		-	-

(1)	6,032 shares were repurchased in a private transaction by us at the closing price on July 27, 2015 from employees to cover the respective employees’ share of taxes for shares that vested on that day.

(2)	10,583 shares were repurchased in a private transaction by us at the closing price on December 29, 2015 from employees to cover the respective employees’ share of taxes for shares that vested on that day. On December 28, 2015 our Board of Directors approved the private repurchase of shares up to the amount necessary for the employees’ share of taxes for shares that vested on December 29, 2015.

During the year ended December 31, 2015 we repurchased 16,615 shares of common stock from Company employees. We did not repurchase any of our common stock during the year ended December 31, 2014.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through our recently acquired business Akimbo, under the domain name www.akimbocard.com, we offer Visa prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. The Akimbo MasterCard program became live on our processing platform in early April 2015. The Akimbo Visa card program was decommissioned of all services on May 30, 2015 and the card customers were transitioned to the Akimbo MasterCard card program. Since then we have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™.

Although we reported net income of $1,016,088 for the year ended December 31, 2015 and $3,838,288 for the year ended December 31, 2014 we still have an accumulated deficit of $49,054,999. Total dollars processed for all payment types in 2015 set a new record, exceeding $3.3 billion, and increased 18% compared to 2014. ACH (electronic check) transaction processing volumes for 2015 also set a record and increased 13% compared to 2014. Credit card processing volumes for 2015 were the highest in company history, with credit card dollars processed up 9% and credit card transactions processed up 3% compared to 2014.The total of $3.3 billion exceeded last year’s amount of $2.978 billion and set a record for dollars processed in a year for the company.

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

For a summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies.

Results of Operations

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2015 increased 7% to $14,380,459 from $13,395,131 for 2014. The increase in revenues for 2015 is primarily attributed to increases in the volume of ACH processing transactions, and debit card processing transactions, processed for our newly acquired customers.

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $9,417,334 and $9,216,904 for 2015 and 2014, respectively. The increase of $200,430 or 2% in cost of services for 2015 as compared to 2014 was primarily due to the increases in the volume of credit card and debit card processing transactions, and ACH processing transactions, processed for our newly acquired customers and existing customers.

Stock-based compensation expenses increased to $1,275,130 for 2015 from $291,980 for 2014. The increase is primarily due to shares that were granted at the end of 2014. Our stock-based compensation expenses for 2015 and 2014 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors.

Cancellation of stock-based compensation expense (income) was ($163,936) and $0 for the years ended December 31, 2015 and December 31, 2014, respectively.  This amount represents non-vested stock-based awards to former employees that were expensed in prior years that were cancelled during 2015.

Other selling, general and administrative expenses increased to $2,408,686 for 2015, from $1,600,287 for 2014. The $808,399 or 51% increase in other selling, general and administrative expenses for 2015 was principally due to adding new employees and a resulting increase in salaries of approximately $398,000, legal fees of approximately $145,000, employee bonus compensation of approximately $128,000, filing fees of approximately $70,000, office rent expense of approximately $42,000, and other expenses of approximately $25,000. The increase in legal fees and filing fees were generally related to listing on NASDAQ, which took place in August 2015.

Depreciation and amortization was $496,368 for 2015, as compared to $40,953 for 2014. The increase of $455,415 or 1,112% was primarily due to amortization of assets purchased from Akimbo Financial on December 22, 2014. In addition, the useful life for $2,585,385 of software acquired from Akimbo was changed from 10 years to 5 years in the quarter ended December 31, 2015, resulting in additional depreciation and amortization of approximately $107,000.

Other income was $65,490 for 2015, as compared to $44,269 income for 2014. The increase was primarily due to an expense accrual that we reversed of $91,598 because the statute of limitations had expired. We also incurred unrealized losses on our marketable securities of $65,490 as compared to unrealized gains of $10,958 for 2014. The increase in interest earned on higher cash balances of $79,005 for 2015 compared to $66,786 for 2014.

Income taxes expense (benefit) were $75,285 and ($1,482,226) in 2015 and 2014, respectively. The tax benefit in 2014 was primarily the result of us recognizing deferred tax benefit at December 31, 2014 of $1,621,000, net of alternative minimum tax and Texas margin tax. In 2015 this primarily represented amounts incurred under the Texas margin tax.

We reported a net income of $1,016,088 for 2015, as compared to $3,838,288 for 2014. The decrease is related to the factors described above.

Liquidity and Capital Resources

At December 31, 2015, we had $4,059,606 of cash and cash equivalents, as compared to $2,803,455 of cash and cash equivalents at December 31, 2014. The increase in cash for 2015 was primarily due to cash generated from operations. Beginning with December 31, 2015 we separated Restricted cash and Settlement processing assets and obligations from Cash and cash equivalents. We have reclassified the 2014 balance sheet to the same format so that the presentation is consistent with the 2015 presentation.

We reported net income of $1,016,088 for the year ended December 31, 2015 and $3,838,288 for the year ended December 31, 2014. Additionally, we reported working capital of $3,872,190 and $2,081,080 at December 31, 2015 and 2014, respectively.

Net cash provided by operating activities was $2,089,959 for 2015 as compared to $2,006,619 for 2014.

Net cash used by investing activities was $785,571 for 2015 and $36,772 for 2014. The increase in net cash used by investing activities for 2015, as compared to the prior year was related to internal use software projects and the acquisition of equipment.

Net cash used by financing activities for 2015 was $48,237 compared to $0 for 2014, which represents our purchase of certain shares of common stock owned by employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Payment Data Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

March 29, 2016

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$4,059,606	$2,803,455
Accounts receivable, net	1,135,384	1,037,208
Settlement processing assets	39,797,232	36,525,819
Prepaid expenses and other	149,118	129,258
Current assets before restricted cash	45,141,340	40,495,740
Restricted cash	17,972,065	15,660,577
Total current assets	63,113,405	56,156,317

Property and equipment, net	3,077,421	2,705,517

Other assets:
Intangibles	341,816	412,363
Deferred tax asset	1,621,000	1,621,000
Other assets	202,849	204,112
Total other assets	2,165,665	2,237,475

Total Assets	$68,356,491	$61,099,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,180	$37,808
Accrued expenses	1,328,738	1,851,033
Settlement processing obligations	39,797,232	36,525,819
Current liabilities before restricted cash	41,269,150	38,414,660
Restricted cash	17,972,065	15,660,577
Total current liabilities	59,241,215	54,075,237

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding in 2015 and 2014	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 12,379,537 and 12,278,440 issued and 12,029,905 and 11,945,413 outstanding (see Note 12)	185,533	184,177
Additional paid-in capital	64,302,498	62,989,131
Treasury stock, at cost; 349,632 and 333,010 shares (see Note 12)	(286,394)	(238,157)
Deferred compensation	(6,031,362)	(5,839,992)
Accumulated deficit	(49,054,999)	(50,071,087)
Total stockholders' equity	9,115,276	7,024,072

Total Liabilities and Stockholders' Equity	$68,356,491	$61,099,309

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Revenues	$14,380,459	$13,395,131

Operating expenses:
Cost of services	9,417,334	9,216,904
Selling, general and administrative:
Stock-based compensation	1,275,130	291,980
Cancellation of stock-based compensation	(163,936)	-
Other expenses	2,408,686	1,600,287
Depreciation and amortization	496,368	40,953
Total operating expenses	13,433,582	11,150,124

Operating income	946,877	2,245,007

Other income (expense):
Interest income	79,005	66,786
Other income (expense)	65,490	44,269
Other income (expense), net	144,495	111,055

Income before income taxes	1,091,372	2,356,062
Income taxes (benefit) expense	75,285	(1,482,226)

Net Income	$1,016,088	$3,838,288

Earnings Per Share
Basic earnings per common share:	$0.14	$0.59
Diluted earnings per common share:	$0.08	$0.41
Weighted average common shares outstanding (see Note 11)
Basic	7,389,177	6,472,071
Diluted	11,988,180	9,256,394

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2013	9,848,072	$147,721	$56,873,423	$(1,241,750)	$(1,286,970)	$(53,853,620)	$638,804
Issuance of common stock, restricted	4,938	74	4,926	-	-	-	5,000
Issuance of common stock, restricted, for Akimbo Financial Inc. Acquisition	897,130	13,457	2,236,543	-	-	-	2,250,000
Issuance of common stock, restricted, as deferred compensation	1,528,300	22,925	3,874,239	-	(3,897,164)	-	-
Transfer of treasury stock, restricted, as deferred compensation	-	-	-	1,003,593	(947,838)	(55,755)	-
Deferred compensation amortization	-	-	-	-	291,980	-	291,980
Net income for the year	-	-	-	-	-	3,838,288	3,838,288

Balance at December 31, 2014	12,278,440	184,177	62,989,131	(238,157)	(5,839,992)	(50,071,087)	7,024,072

Issuance of common stock, restricted	5,000	5	11,945	-	-	-	11,950
Issuance of common stock, restricted, as deferred compensation	290,547	4,358	1,235,642	-	(1,240,000)	-	-
Deferred compensation amortization	-	-	-	-	984,763	-	984,763
Issuance of common stock under equity incentive plan	26,946	370	138,449	-	-	-	138,819
Stock-based compensation related to stock grant, restricted shares and equity incentive plan	-	-	151,551		-	-	151,551
Purchase of treasury stock	-	-	-	(48,237)	-	-	(48,237)
Round-up of fractional shares from reverse split	1,117	-	-	-	-	-	-
Stock option exercise	167	3	203	-	-	-	206
Reversal of deferred compensation amortization that did not vest	(222,680)	(3,380)	(224,423)	-	63,867	-	(163,936)
Net income for the year	-	-	-	-	-	1,016,088	1,016,088

Balance at December 31, 2015	12,379,537	$185,533	$64,302,498	$(286,394)	(6,031,362)	$(49,054,999)	$9,115,276

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating Activities
Net income	$1,016,088	$3,838,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	466,606	40,953
Amortization	29,762	-
Non-cash stock based compensation	1,275,130	291,980
Cancellation of stock based compensation	(163,936)	-
Deferred income tax (benefit)	-	(1,621,000)

Changes in operating assets and liabilities:
Accounts receivable	(98,174)	(452,171)
Prepaid expenses and other	(19,860)	(30,292)
Other assets	1,263	(55,518)
Accounts payable and accrued expenses	(416,920)	(5,621)
Settlement processing assets, net	-	-
Restricted cash, net	-	-
Net cash provided by operating activities	2,089,959	2,006,619

Investing Activities
Purchases of property and equipment	(785,571)	(36,772)
Net cash (used) by investing activities	(785,571)	(36,772)

Financing Activities
Purchases of treasury stock	(48,237)	-
Net cash (used) by financing activities	(48,237)	-

Change in cash and cash equivalents	1,256,151	1,969,847
Cash and cash equivalents, beginning of year	2,803,455	833,608

Cash and Cash Equivalents, End of Year	$4,059,606	$2,803,455

Non-cash items:
Acquisition of Akimbo Financial Inc. for common shares	$-	$2,250,000

Supplemental Disclosures
Cash paid for interest	$-	$151
Cash paid for income taxes	$32,369	$44,937

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation; and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com and various other product websites including the newly acquired akimbocard.com website.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Beginning December 31, 2015, the Company separated Restricted cash and Settlement processing assets and obligations from Cash and cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants. Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. For transactions processed on our systems, we use our internal network to provide funding instructions to financial institutions that in turn fund the merchants.

Restricted Cash: Restricted cash includes certain funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under our agreement with the merchant. The funds may be used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that may be created by the customer as a result of any claim or fine. The Company may require the customer security deposit based on estimated transaction volumes, amounts and chargebacks and may revise the deposit based on periodic review of the same items. Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer. The customer security deposit does not accrue interest to the benefit of the customer.

Accounts Receivable/Allowance for Estimated Losses: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $35,033 and $45,663 at December 31, 2015 and 2014, respectively.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease period. Expenditures for maintenance and repairs are charged to expense as incurred.

Accounting for Internal Use Software: We capitalize the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. We cease capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In 2015, the Company began to develop software for internal use, and salaries capitalized for software development were $447,259.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed, however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. No customer accounted for more than 10% of revenues in 2015. One customer accounted for 11% of the Company’s 2014 revenue and was a customer of our ACH Processing services. No other customer accounted for more than 10% of revenues in 2014.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2015 and, 2014, the Company’s reserve for processing losses was $248,868 and $272,365, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $14,178 and $23,600 in advertising costs in 2015 and 2014, respectively.

Income Taxes : Deferred tax assets and liabilities are recorded based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

We have approximately $39.7 million of net operating loss carryforwards. However we can predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance of has been provided to reduce the net deferred tax assets to $1.6 million. Management does not anticipate a significant change in the 6 months after the assessment and will review the deferred tax asset balance at June 30, 2016, or earlier as events may warrant.

On November 20, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax asset and liabilities classified as non-current. The Company has implemented this standard effective December 31, 2015, and reclassified the deferred tax presentation in 2014 to be consistent with 2015, which resulted in reclassifying $773,000 from current to non-current. There was no effect on the previously reported earnings or equity.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2015, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employee contribution of 5%.  The Company made matching contributions of $49,636 and $30,858 in 2015 and 2014, respectively.

Earnings Per Share: Basic and diluted earnings per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period. Share counts for the year ended December 31, 2014 have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-08 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

In February 2016, the FASB issued, “Leases (Topic 842)”, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

Reclassifications: Certain amounts from 2014 have been reclassified for comparative purposes for 2015. These reclassifications have no impact on the Company’s previously reported operating results.

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

The Company delivered the shares of its common stock in two tranches (all share numbers and share prices have been adjusted for the 1-for-15 reverse split effective on July 23, 2015). The first tranche was $2 million in unregistered, restricted shares of common stock, less $300,000, equaling 677,832 shares of common stock; and the second tranche of $1 million in unregistered, restricted shares, less $450,000, equaling 219,299 shares of common stock, were paid prior to year end.

The final number of shares to be issued, and the related value per each such share (the “Share Price”), was determined using the average daily closing price for the shares of common stock for the 10 business days immediately preceding December 22, 2014 (whether the shares are issued and delivered as part of the first tranche, second tranche, on April 15, 2015 or on the one-year anniversary of December 22, 2014). The Closing Date was December 22, 2014, thus the Share Price was $2.51.

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

The assets the Company acquired with the Akimbo business include, among others, all assets, rights, properties and privileges of every kind and nature, real and personal, tangible and intangible, absolute and contingent, used by Akimbo in the operation of the business, owned or leased by Akimbo, such as software, equipment, insurances, permits, contracts and intellectual property rights. In conjunction with the Asset Purchase Agreement, the Company also hired most of the employees of Akimbo. Additionally, in connection with the Asset Purchase Agreement, Akimbo agreed not to compete with the Company, solicit or hire any customer, supplier, licensee, licensor, franchisee, employee, consultant or other business relation for a period of 5 years.

It is not possible for us to separately state the operating results for the assets acquired with the Akimbo business. The assets with the Akimbo business were integrated into the FiCentive prepaid program manager and processing platform and therefore it is not possible for us to separate revenue and earnings.

The purchase price was allocated to the net assets acquired based upon their estimated fair values as follows:

Software	$2,585,385
Equipment and other assets	2,252
Customer list and contracts	396,824
Goodwill	15,539
Trade accounts payable	(300,000)
Indemnification liability	(450,000)
Total	$2,250,000

 Note 3. Property and Equipment

Property and equipment consisted of the following at December 31:

	2015	2014
Software	$3,549,968	$2,958,486
Equipment	799,005	640,716
Furniture and fixtures	214,450	175,856
Leasehold improvements	25,353	15,992
Total property and equipment	4,588,776	3,791,050
Less: accumulated depreciation	(1,511,355)	(1,085,533)

Net property and equipment	$3,077,421	$2,705,517

The estimated useful life for $2,585,385 of software acquired from Akimbo was changed from 10 years to 5 years in the 4th quarter of 2015.

Note 4. Intangibles

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

Note 5. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2015
Allowance for doubtful accounts	$45,663	$-	$-	$(10,630)	$35,033
Reserve for processing losses	272,365	-	-	(23,497)	248,868

2014
Allowance for doubtful accounts	$49,782	$-	$-	$(4,119)	$45,663
Reserve for processing losses	297,365	-	(25,000)	-	272,365

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2015	2014
Indemnification liability	$450,000	$450,000
Accrued commissions	440,232	460,977
Reserve for merchant losses	248,868	272,365
Other accrued expenses	112,414	128,345
Accrued taxes	54,077	125,194
Accrued salaries	23,147	158,380
Assumed liabilities	-	255,772

Total accrued expenses	$1,328,738	$1,851,033

Note 7. Operating Leases

The Company leases approximately 7,200 square feet of office space that houses its principal executive offices and operations. Rental expense under the operating lease was approximately $142,000 and $100,000 for the years ended December 31, 2015 and 2014, respectively. The lease term is for a period of 38 months and expires on April 30, 2018.

Future minimum lease payments at December 31, 2015 are as follows:

Year ending December 31
2016	$144,500
2017	140,686
2018	45,654

Note 8. Related Party Transactions

Herb Authier

During the years ended December 31, 2015 and 2014, the Company paid Herb Authier a total of $45,750 and $42,000 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the year ended December 31, 2015 and 2014, the Company purchased $857 and $6,227, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Nikole Hoch and Louis Hoch, our President and Chief Operating Officer, are co-owners of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2015, the Company received $20,901 in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, our President and Chief Operating Officer, is also an owner in Lush Rooftop.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$13,500,000	$13,094,000
Depreciation	90,000	488,000
Non-cash compensation	370,000	285,000
Valuation Allowance	(12,339,000)	(12,246,000)
Deferred tax asset	$1,621,000	$1,621,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2015 and December 31, 2014 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2015, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $39.7 million that begin to expire in the year 2020. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the year ended December 31:

	2015	2014
Current provision:
Federal	$32,369	$45,000
State	42,916	93,774
	75,285	138,774

Deferred provision:
Federal (benefit)	-	(1,621,000)

(Benefit) expense for income taxes	$75,285	$(1,482,226)

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the year ended December 31:

	2015	2014
Income tax expense (benefit) at 34%	$361,000	$770,000
Change in valuation allowance	93,000	(2,610,000)
Permanent and other differences	(454,000)	220,000
Alternative minimum tax and Texas margin tax	75,285	137,774

Income tax expense (benefit)	$75,285	$(1,482,226)

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans:

The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares (adjusted for the 1-for-15 reverse split effective on July 23, 2015) of our common capital stock for issuance under the 2015 Stock Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of Stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Administrator. No options have been granted under this plan since its inception. During 2015, we granted 117,666 shares from the plan. 66,666 were to directors and 51,000 were to a employees as either a new hire bonus, or performance bonus.

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

Options issued under the now terminated Plans remain in effect according to the terms set on the day each option was respectively issued. The Company currently has an active stock option or incentive plan under which options may be issued, but none have been issued. 167 options were exercised in 2015, no options were exercised in 2014. A summary of option activity is as follows. Share numbers have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2014	96,961	$1.23
Granted	-	-
Vested	167	1.23
Forfeited	96,794	-

Outstanding, December 31, 2015	-			$-

Expected to Vest after December 31, 2015	-			$-

Treasury Stock: During 2015 the Company purchased 16,615 shares with a value of $48,237 from employees to cover the employees’ share of tax liability for shares that vested during 2015.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2015. The majority of the shares granted to those employees vest 10 years from the grant date, and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

The Company has one employment agreement that granted 266,667 shares of our common stock to be vested 120,000 shares in equal increments of 3,334 shares a month with the first 3,334 shares to vest January 31, 2015 and the last 3,334 to vest December 31, 2017.  The remaining 146,667 shares will vest on January 31, 2025. The Company also has an employment agreement that granted 266,667 shares of our common stock which will vest on March 2, 2025.

The Company has entered into one Director’s agreement where the director received 33,333 shares of our common stock at the start of his directorship term, pursuant and subject to the terms of the Company’s 2015 Equity Incentive Plan. The initial 11,112 shares vested on April 24, 2015.  The remaining shares will vest in two remaining installments: 11,112 shares vest on January 1, 2016, and 11,109 shares vest on January 1, 2017.

The Company has entered into another Director’s agreement where the director also received 33,333 shares, pursuant and subject to the terms of the Company’s 2015 Equity Incentive Plan.  The initial 13,334 shares vested on April 24, 2015. The remaining shares will vest in three installments: 6,667 shares vest on January 1, 2016, 6,666 shares vest on January 1, 2017, and 6,666 shares vest on January 1, 2018.

Restricted stock awards are issued and reported as outstanding in the financial statements for 2014 as of the date that the physical shares were issued to the employee by the Company’s transfer agent. During 2015 a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2015. Stock-based compensation expense related to stock options and restricted stock awards was $1,275,130 for 2015 and $296,980 for 2014. The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2015 Share numbers have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2014	4,583,421	$1.80
Granted	428,214	$4.33
Vested	364,121	-
Forfeited	222,680	-

Outstanding, December 31, 2015	4,424,834	$1.98	5.45	$44,248

Expected to Vest after December 31, 2015	4,424,834	$1.98	5.45	$44,248

As of December 31, 2015, there was $6,031,362 of total unrecognized compensation costs related to the unvested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 5.45 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2015, or $1.99.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- and 74,075 shares from the ESPP in 2015 and 2014, respectively. The ESPP is no longer active.

Stock Warrants: There were no stock warrants as of December 31, 2015 and December 31, 2014.

Note 11. Earnings per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss). Share numbers have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

	2015	2014
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$1,016,088	$3,838,288
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,389,177	6,472,071
Effect of dilutive securities-stock options and restricted awards	4,599,003	2,784,322
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	11,988,180	9,256,393
Basic earnings per common share	$0.14	$0.59
Diluted earnings per common share and common share equivalent	$0.08	$0.41

There were no awards or options to purchase shares of common stock that were outstanding at December 31, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 12. Reverse Stock Split

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

The number of shares issued and outstanding as of December 31, 2014 prior to the reverse split was 185,176,582 and 179,181,338, respectively. The Condensed Consolidated Balance Sheets shows 12,278,440 and 11,945,424 issued and outstanding at December 31, 2014 respectively. These were calculated by dividing the pre-split number of shares by 15, and rounding up any fractional shares.

The number of treasury shares was 4,995,144 at December 31, 2014. The Consolidated Balance Sheets shows 333,010 treasury shares for December 31, 2014. This was calculated by dividing the pre-split number of shares by 15, and rounding up any fractional shares.

As a result of the reverse split, the Company issued 1,117 shares due to rounding of fractional shares because the Company agreed to issue to each shareholder a full share for any fractional shares that resulted from the reverse split.

All figures and calculations using a share count assuming the 1-for-15 reverse stock split even if the numbers were for a period prior to the reverse stock split.

Note 13. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its Cash and cash equivalent balance with one financial institution.

On February 1, 2016 the Company’s referral agreement with, Shelby Systems, a provider of Church Management Systems, lapsed without renewal. Under the contract Shelby would introduce churches to the Company’s payment processing service and the Company would pay Shelby a percentage of the monthly revenue from the church. Each church would sign a payment processing agreement directly with the Company, not with Shelby. As a result, the Company expects customer loss to be minimal.  Revenue from referrals from Shelby represented approximately 17% of the Company’s revenue in 2015 and 18% of the Company’s revenue in 2014.

Note 14. Legal Proceedings

The Company was involved in a lawsuit with a customer that alleged it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoor Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, the Company filed a lawsuit against Brightmoor Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoor Church resulting in the fraudulent credit transactions described before and demanding payment of damages. On March 24, 2016, we entered into a settlement agreement with Brightmoor Church and on March 28, 2016, we filed to dismiss the lawsuit for no consideration.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of March 17, 2016 the Court signed an order dismissing the claims against Peter Kirby and Michael Long, but did not rule as to the other defendants. The Company filed an unopposed motion for final judgment as to everyone else and confirmed again with the Plaintiff that they do not oppose dismissal of the whole case.

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

Note 15. Subsequent Events

On February 1, 2016 the Company’s referral agreement with, Shelby Systems, a provider of Church Management Systems, lapsed without renewal. Under the contract Shelby would introduce churches to the Company’s payment processing service and the Company would pay Shelby a percentage of the monthly revenue from the church. Each church would sign a payment processing agreement directly with the Company, not with Shelby. As a result, the Company expects customer loss to be minimal.  Revenue from referrals from Shelby represented approximately 17% of the Company’s revenue in 2015 and 2.3% of our total volume processed in 2015 in dollars.

On February 2, 2016, the Company, through our wholly-owned subsidiary FiCentive, Inc., entered into a loan and security agreement with C2Go, Inc., a Nevada corporation, pursuant to which we agreed to loan a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months. On or before July 31, 2016, C2Go will repay an amount equal to the lesser of (i) 10% of C2Go’s gross profit, defined as revenue minus fees directly related to processing and card servicing and other third party processing expenditures, for the period April 1, 2016 through and including June 30, 2016, or (ii) all accrued and unpaid interest from the closing date until such date. Thereafter, C2Go will repay the debt and interest in monthly installments in an amount equal to the lesser of accrued and unpaid interest from the closing date or 25% of C2Go’s gross profit. Any prepayment shall be in an amount not less than two months of interest on the then outstanding principal balance of the note. On the maturity date C2Go must pay the then-outstanding balance and any accrued interest.

C2Go’s obligations under the loan and security agreement will be secured by a first lien on all assets of C2Go. The debt will be senior, and any future debt incurred by C2Go must be subordinate to the debt of the loan and security agreement. Upon repayment of the debt, C2Go will issue to the Company 5% of the issued and outstanding shares of common stock of C2Go as of the date of issuance, on a fully diluted basis, giving effect to any convertible securities, warrants, etc., such shares being validly issued, fully-paid and non-assessable shares for no additional consideration.

Upon an event of default the interest rate under the loan and security agreement will rise to 18% per annum.

The Company also entered into a card marketing and processing agreement with C2Go pursuant to which FiCentive granted C2Go a non-exclusive right to distribute, market, promote, use and/or sell prepaid cards that are managed and processed by FiCentive to C2Go’s customers that may desire to distribute compensatory payments to non-employees by electronic delivery of funds to prepaid card account products and services such as those offered by FiCentive. FiCentive will pay C2Go a monthly commission based on the amount of money loaded onto the cards by C2Go’s customers. The initial term of the card marketing and processing agreement ends on February 2, 2019, and automatically renews for additional twelve month terms, unless written notice of termination is sent to the non-canceling party at least 90 days prior to expiration of the initial term or any subsequent term.

On March 24, 2016, we entered into a settlement agreement with Brightmoor Church and on March 28, 2016, we filed to dismiss the lawsuit for no consideration (see Note 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael R. Long, age 71 - Chief Executive Officer, and Chairman of the Board

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

Louis A. Hoch, age 50 - President, Chief Operating Officer and Vice Chairman of the Board

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

Habib Yunus, CPA, age 40 – Senior Vice President and Chief Financial Officer

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

Houston Frost, Ph.D., age 34- Senior Vice President Corporate Development and Prepaid Products

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

Peter G. Kirby, Ph.D. SPHR CM, age 76 - Director

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

Kirk E. Taylor, age 45 – Director

Mr. Taylor has over 20 years of business experience focused on management, accounting and finance.  Mr. Taylor currently serves as Chief Operating Officer, Executive Vice President, Corporate Secretary, and as a member of the Board of Directors of Alamo Concrete Products Company and Alamo Transit Company.  These companies are some of the largest ready mix concrete producers in the United States, with significant vertically-integrated crushed stone, sand, gravel, and logistics operations.  Additionally, Mr. Taylor serves as Executive Vice President, and Corporate Secretary for Alamo Cement Company, which manufactures and sells cement.  Mr. Taylor joined the Alamo group of companies in November 2004 as the Controller and has held various managerial and executive positions, becoming the Corporate Assistant Secretary and Assistant Treasurer in May 2008 prior to reaching his current positions in May 2014.  Prior to November 2004, Mr. Taylor served as the Corporate Controller at the largest supermarket chain in South Texas.  He also served as the Controller at Billserv, Inc. (the predecessor entity to Payment Data Systems, Inc.) from June 2000 to March 2001.  Mr. Taylor, a Certified Public Accountant, began his career in public accounting with the accounting firms of Price Waterhouse LLP and Ernst & Young LLP, with the last position held being Audit Manager-Entrepreneurial Services.  Mr. Taylor holds a Bachelor of Business Administration Degree in Accounting from the University of Texas in San Antonio.

Miguel A. Chapa, age 44 – Director

During the past 17 years, Mr. Chapa focused primarily on building a highly successful entrepreneurial career.  His skills of business planning, financial analysis, strategic planning, management, negotiations and leadership has led him to build successful companies in the retail customer service industry, such as restaurants and entertainment venues.  Mr. Chapa has served as the Chief Executive Officer of Rio Ventures Ltd., and Rio Club LLC since January 2012 and EFJM, Inc. since January 2014.  Previously, he was the Chief Executive Officer for 6400 Beverage LLC and Bar Rio Management of Houston LLC from March 2005 to October 2009 and Casa Grande Holdings LLC from June 2010 to December 2011.  Mr. Chapa completed his education with a Bachelor of Arts degree in Finance in 1998 from the Monterrey Institute of Technology and Higher Education.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2015, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except two Form 4s filed by Mr. Hoch which were both late by one day. All trades were executed under a 10(b)5-1 trading plan in which Mr. Hoch did not specify any specific trading days or trading conditions that would give him knowledge of when a trade should occur. As a result, Mr. Hoch was not aware of trade executions in a timely manner. Also, Board of Directors on October 20, 2015 agreed to reduce the number of Section 16(a) filers, removing the obligation from Kenneth Keller, Larry Morrison, John Pullin, and Matthew Decker.

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

AUDIT COMMITTEE

We have a separately designated audit committee, and its membership consists of all of our independent directors, Kirk Taylor, Dr. Peter Kirby, and Miguel Chapa. Kirk Taylor who satisfies the definition as “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K and the NASDAQ Listing Rules, serves as Chair of the Audit Committee.

COMPENSATION COMMITTEE

We have a separately designated compensation committee, and its membership consists of independent directors, Dr. Peter Kirby, and Miguel Chapa, with Dr. Peter Kirby as Chairman.

NOMINATIONS COMMITTEE

We have a separately designated nominations committee, and its membership consists of independent directors, Dr. Peter Kirby, and Miguel Chapa, with Dr. Peter Kirby as Chairman.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the fiscal years ended December 31, 2015 and 2014 awarded to, earned by, or paid to (i) our Principal Executive Officer; and (ii) our two most highly compensated executive officer. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

Summary Compensation Table for the Fiscal Years Ended December 31, 2015 and 2014

Name and Principal Position	Fiscal Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Michael R. Long Chairman, Chief Executive Officer (3)(4)	2015	255,000	90,491	223,248	86,697	635,436
	2014	255,000	25,000	87,248	14,930	382,166
Louis A. Hoch Vice Chairman, President and Chief Operating Officer (5)(6)	2015	235,000	20,000	243,432	127,775	626,207
	2014	235,000	45,000	107,432	14,138	401,570
Houston Frost Senior Vice President	2015	130,000	43,119	139,400	6,433	318,952

(1)	In this column, the figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(2)	This column reflects premiums paid by us for term life insurance coverage, Company matching for the 401(k) plan on behalf of the named executive officer, and the difference in value for stock awards at grant date and vest date.

(3)	In 2015 and 2014, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2015 & 2014 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2015 or 2014.

(4)	Mr. Long’s 2015 and 2014 bonus compensation consisted of one-time cash bonuses of $90,491 and $25,000, respectively. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Long, as amended, declining to receive the full allotted bonus of $215,000.

(5)	In 2015 & 2014, Mr. Hoch elected to receive a base salary of $235,000 per annum in lieu of the base salary of $350,000 that would have been due to him for 2015 and 2014 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Hoch for 2015 & 2014.

(6)	Mr. Hoch’s 2015 and 2014 bonus compensation consisted of one-time cash bonus of $20,000 and $45,000. All bonus compensation was granted pursuant to the terms of our employment agreement with Mr. Hoch, as amended, declining to receive the full allotted bonus of $215,000.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Michael R. Long effective February 27, 2007. Under the agreement, Mr. Long agreed to serve as our Chairman of the Board, Chief Executive Officer and, at the time of the transaction, our Chief Financial Officer. The agreement provides for base annual salaries of $190,000 for 2007, $300,000 for 2008 and $375,000 for each year thereafter, unless increased by us. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. In 2015 and 2014, Mr. Long elected to receive a base salary of $255,000 per annum in lieu of the base salary of $375,000 that would have been due to him for 2015 & 2014 under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Long for 2015 or 2014.

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

In 2015 and 2014, Mr. Hoch elected to receive a base salary of $235,000 per annum in lieu of the base salary of $350,000 that would have been due to him under the employment agreement effective February 27, 2007. No deferred compensation is owed to Mr. Hoch for 2015 or 2014.

We entered into an employment agreement with Houston Frost, Ph.D. effective December 23, 2014. Under the agreement, Mr. Frost agreed to serve as the Company’s Senior Vice President Corporate Development and Prepaid Products through December 31, 2016. We agreed to pay Mr. Frost an annual base salary of $130,000 and a bonus not to exceed 50% of the highest salary received in any year of the agreement and approved and calculated by our executive compensation committee and/or Chief Executive Officer. In addition, Mr. Frost will receive 266,667 shares of our common stock to be vested 120,000 shares in equal increments of 3,334 shares a month with the first 3,334 shares to vest January 31, 2015 and the last 3,334 to vest December 31, 2017.  The remaining 146,667 shares will vest all on January 31, 2025. The stock will be issued on a restricted, non- registered basis. Mr. Frost will also be entitled to receive stock grants and future stock options as authorized by our executive compensation committee and/or our Chief Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of unexercised stock options and unvested stock by grant date outstanding on December 31, 2015, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table. Shares have been adjusted for 1-for-15 reverse stock split effective July 23, 2015.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2015

Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Michael R. Long
12/27/2006	166,708	331,748
2/27/2007	166,667	331,667
1/09/2008	516,667	1,028,167
10/04/2012	66,667	132,667
12/29/2014	533,334	1,061,335

Louis A. Hoch
12/27/2006	272,223	541,724
2/27/2007	166,667	331,667
1/09/2008	516,667	1,028,167
10/04/2012	66,667	132,667
12/29/2014	533,334	1,061,335

Houston Frost
12/23/2014	266,667 (4)	530,667

(1)	We did not issue any equity incentive plan awards to named executive officers during the years ended December 31, 2015 and 2014.

(2)	Unvested common stock granted on December 27, 2006 vests on December 27, 2016 and unvested common stock granted on January 9, 2008 vests on January 9, 2018. Unvested common stock granted on February 27, 2007 vests annually over five years in increments of 500,000 shares beginning on February 28, 2009. Mr. Long and Mr. Hoch each chose to defer vesting of the increment of 500,000 shares that was granted to each of them on February 27, 2007 and was scheduled to vest on February 28, 2009, 2010, 2011, 2012, 2013 and 2014. Unvested common stock granted on October 4, 2012 vests on October 4, 2022. Unvested common stock granted on December 29, 2014 vests on December 29, 2024.

(3)	Calculated using the NASDAQ Capital Markets closing price of $1.99 per share of our common stock on December 31, 2015.

(4)	The shares vest in equal increments of 3,334 shares a month with the first 3,334 shares vested on January 31, 2015 and the last 3,334 to vest December 31, 2017. The remaining 146,667 shares will vest all on January 31, 2025

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in this 401(k) plan. Participants may contribute between 1% and 80% of their pre-tax compensation, but may not contribute more than the maximum as mandated by law. The 401(k) plan allows for us to make discretionary and matching contributions. In 2015 and 2014, we matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employee contribution of 5%.  We made matching contributions of $49,636 and $30,858 in 2015 and 2014, respectively.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

The employment agreements we entered into with Mr. Long, Mr. Hoch, and Mr. Frost, respectively, provide for potential payments upon termination or a change of control. Mr. Long’s and Mr. Hoch’s employment agreements contain similar terms and  provide that upon termination of the executive’s employment with us due to death or disability, involuntary termination without cause, termination for good reason or default by us, termination due to non-renewal of the agreement, or a change of control, the executive is entitled to deferred compensation. The amount of deferred compensation shall consist of the amount which is calculated as the greater of the base salary payments that the executive would have received had his employment continued for the remaining term of the agreement (including yearly increases, if any, calculated at the maximum increase for the prior two years), or an amount equal to 2.95 times the higher annual compensation earned by him in the past two years. In addition to this compensation, the executive shall be entitled to all of the benefits otherwise provided in the agreement during that period of time which is the greater of the remaining term of the agreement, or one year, and an amount equal to the pro rata portion of his bonus compensation for the year in which his employment is terminated. In addition, all stock options and restricted stock granted to the executive shall become fully vested upon his termination for any of the aforementioned reasons. Also, in consideration of the executive’s obligations for a period of two years after the termination of his employment under a non-competition clause set forth in the employment agreement, he shall be paid an amount equal to 2 times the base salary paid to him in the year prior to the expiration of the agreement.

Mr. Frost’s employment agreement contains similar terms and provides that upon termination of the executive’s employment with us due to termination by us without cause, termination by the executive upon our default or after a change of control or for good reasons, the executive is entitled to deferred compensation. The amount of deferred compensation consists of the amount which is calculated as the base salary payments that the executive would have received had his employment continued for the remaining term of this agreement (including yearly increases calculated at the maximum increase for the prior two years). In addition to this base deferred compensation, the executive is entitled to all of the benefits otherwise provided in the agreement during that period of time which is the remaining term of his agreement, and an amount equal to the pro rata portion of the bonus compensation for the year in which his employment is terminated determined on the basis of the number of days elapsed in such year prior to such termination. In addition, all stock options and restricted stock granted to the executive shall become fully vested upon a change of control or termination for any of the aforementioned reasons.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2015.  Directors who are also officers are included in the Summary Executive Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2015

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($) (4)	Total ($)
Peter G. Kirby (1)	23,000	14,848	16,400	53,248
Kirk Taylor (2)	3,000	83,767	-	86,767
Miguel A. Chapa (3)	3,000	59,235	-	62,235

(1)	We have previously granted stock awards to Dr. Kirby as compensation for his prior service on our Board. We have calculated that Dr. Kirby earned $-0- for the fiscal year ended December 31, 2015, which represents the fair value of his accrued stock awards recognized for financial statement reporting purposes only. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award for the fiscal year ended December 31, 2015. At December 31, 2015, Dr. Kirby had outstanding 33,333 shares of common stock with a grant date fair value of $27,500 granted on January 9, 2008 that vest on January 9, 2018; 26,667 shares of common stock with a grant date fair value of $36,000 granted on December 27, 2006 that vest on December 27, 2016; and 33,333 shares of common stock with a grant date fair value of $85,000 granted on December 29,2014 that vest on December 29, 2024. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the values of our stock awards.

(2)	During 2015 we granted 33,334 shares of common stock with a grant date fair value of $180,000 on April 24, 2015. 11,112 shares vested on January 1, 2016 and 11,110 shares vest on January 1, 2017

(3)	During 2015 we granted 33,334 shares of common stock with a grant date fair value of $180,000 on April 24, 2015. 6,667 shares vested on January 1, 2016, 6,667 shares vest on January 1, 2017, and 6,667 shares vest on January 1, 2018

(4)	This represents the difference in the difference in value for stock awards at grant date and vest date.

Narrative to Director Compensation Table

Mr. Long and Mr. Hoch receive no compensation for serving on our Board of Directors due to their status as officers of our Company. Effective on April 24, 2015, our Board of Directors appointed Mr. Kirk Taylor and Mr. Miguel Chapa as two independent directors. In connection with Mr. Taylor’s and Mr. Chapa’s appointments, we entered into independent director agreements with Mr. Taylor, Mr. Chapa and our long-standing director, Dr. Peter Kirby. We agreed to pay each director $1,000 for participating in each quarterly Board meeting, including the annual shareholder meeting. As Chairman of the Audit Committee, Mr. Taylor will receive $15,000 in additional annual compensation, but no additional compensation for ad hoc or preparatory meetings or for being the chair of another committee. We also agreed to pay Dr. Kirby a one-time $20,000 bonus for continued loyalty and service to our Company. Mr. Chapa and Dr. Kirby will not receive any additional compensation for ad hoc or preparatory meetings or for being the chair of a committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of March 15, 2016 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) each of the named executive officers included in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options and warrants held by that person that are currently exercisable or exercisable within 60 days after March 15, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholder Known by Us to Own 5% or More of Our Common Stock

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)

Robert Evans (2) P.O. Box 56, Williamsville, IL 62693	700,000 (2)	5.6%

(1)	We had a total of 12,407,306 shares of common stock outstanding on March 15, 2016.

(2)	We relied on internal shareholder records and the Form 4 filed by Robert Evans with the SEC on June 9, 2011 for this information.

Security ownership of our Directors and Officers

		Amount of Beneficial Ownership			Percent of Shares Beneficially Owned (3)
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (2)	Total
Michael Long	Chief Executive Officer, and Chairman of the Board	2,650,611	-	2,650,611	21.4%
Louis Hoch	President, Chief Operating Officer, and Vice Chairman of the Board	2,463,993	-	2,463,993	19.9%
Houston Frost	Senior Vice President	266,667	-	266,667	2.1%
Peter Kirby	Director	113,333	-	113,333	0.9%
Kirk Taylor	Director	55,116	-	55,116	0.4%
Miguel Chapa	Director	33,333	-	33,333	0.3%
All directors and executive officers as a group (6 persons)		5,583,053	-	5,583,053	45.0%

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Payment Data Systems, Inc., 12500 San Pedro, Suite 120, San Antonio, Texas 78216.

(2)	Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of March 15, 2016.

(3)	We had a total 12,407,306 shares of common stock outstanding on March 15, 2016.

As of December 31, 2015, there are no arrangements among our beneficial owners known to management which may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of our Company. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Board. In carrying out this responsibility, the Board has determined that we have the following related party transactions. On May 19, 2015, we established a new Audit Committee that will, going forward, be responsible for reviewing all related party transactions.

Herb Authier

During the years ended December 31, 2015 and 2014, we paid Herb Authier a total of $45,750 and $42,000 in cash, respectively, for services related to network engineering and administration that he provided to us. Mr. Authier is the father-in-law of Louis Hoch, our President and Chief Operating Officer.

Nikole Hoch

During the year ended December 31, 2015 and 2014, we purchased $857 and $6,227, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Nikole Hoch and Louis Hoch, our President and Chief Operating Officer, are co-owners of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2015, we received $20,901 in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, our President and Chief Operating Officer, is also a minority owner in Lush Rooftop.

DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2015, Messrs. Michael R. Long, Louis A. Hoch, and Peter G. Kirby served on our Board of Directors. Kirk Taylor and Miguel A. Chapa joined the Board of directors on April 24, 2015. The Board has determined Peter G. Kirby, Kirk Taylor and Miguel A. Chapa are independent board members as determined as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$60,000	$55,000
Tax fees	20,200	3,500
Other fees	9,530	-
Total fees	$89,730	$58,500

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

Other Fees. This column includes fees for professional services rendered by our independent registered public accounting firm for fees other than represented in Audit Fees and Tax Fees. For the year ended December 31, 2015, this included review of the Akimbo acquisition and purchase accounting rules, listing application for NASDAQ, review of the annual proxy, review of the 2015 Equity Incentive Plan, and review of the related S-8 registration statement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12, 2015 (filed herewith).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.30	Loan and Security Agreement, dated February 2, 2016, by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender. (included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.31†	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1. to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment is being sought for portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: March 29, 2016	By: /s/ Michael R. Long
Michael R. Long
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: March 29, 2016	By: /s/ Habib Yunus
Habib Yunus
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2016	By: /s/ Michael R. Long
Michael R. Long
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2016	By: /s/ Habib Yunus
Habib Yunus
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2016	By: /s/ Louis A. Hoch
Louis A. Hoch
President, Chief Operating Officer, and Director

Date: March 29, 2016	By: /s/ Peter G. Kirby
Peter G. Kirby
Director

Date: March 29, 2016	By: /s/ Kirk Taylor
Kirk Taylor
Director

Date: March 29, 2016	By: /s/ Miguel A. Chapa
Miguel A. Chapa
Director

