Form 10-Q
period 2016-03-31
PAYMENT DATA SYSTEMS INC
filed 2016-05-16
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of May 12, 2016 12,409,816 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYMENT DATA SYSTEMS, INC.

Condensed CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,223,891	$4,059,606
Accounts receivable, net	1,012,526	1,135,384
Settlement processing assets	23,423,208	39,797,232
Prepaid expenses and other	326,924	149,118
Current assets before restricted cash	28,986,549	45,141,340
Restricted cash	18,243,556	17,972,065
Total current assets	47,230,105	63,113,405

Property and equipment, net	3,001,935	3,077,421

Other assets:
Intangibles, net	301,032	341,816
Deferred tax asset	1,621,000	1,621,000
Note receivable	200,000	-
Other assets	202,250	202,849
Total other assets	2,324,282	2,165,665

Total assets	$52,556,322	$68,356,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,853	$143,180
Accrued expenses	1,345,245	1,328,738
Deferred revenues	12,500	-
Settlement processing obligations	23,423,208	39,797,232
Current liabilities before restricted cash	24,922,806	41,269,150
Restricted cash	18,243,556	17,972,065
Total current liabilities	43,166,362	59,241,215

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2016 (unaudited) and December 31, 2015	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,407,316 and 12,379,537 issued, and 12,057,684 and 12,029,905 outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	185,561	185,533
Additional paid-in capital	64,379,182	64,302,498
Treasury stock, at cost; 349,632 and 349,632 shares	(286,394)	(286,394)
Deferred compensation	(5,801,387)	(6,031,362)
Accumulated deficit	(49,087,002)	(49,054,999)
Total stockholders’ equity	9,389,960	9,115,276

Total liabilities and stockholders’ equity	$52,556,322	$68,356,491

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$3,228,631	$3,742,460

Operating expenses:
Cost of services	2,154,783	2,303,999
Selling, general and administrative:
Stock-based compensation	287,689	233,531
Cancellation of stock-based compensation	-	(163,936)
Other expenses	608,349	588,574
Depreciation and amortization	224,223	85,571
Total operating expenses	3,275,044	3,047,739

Operating income (loss)	(46,413)	694,721

Other income and (expense):
Interest income	22,011	19,000
Other income (expense)	(600)	(104)
Total other income and (expense), net	21,411	18,896

Income (loss) before income taxes	(25,002)	713,617
Income taxes	7,000	5,000

Net income (loss)	$(32,002)	$708,617

Basic earnings per common share:	$0.00	$0.10
Diluted earnings per common share:	$0.00	$0.06
Weighted average common shares outstanding
Basic	7,719,248	7,359,314
Diluted	7,719,248	12,122,431

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

condensed CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31,
	2016	2015

Operating activities:
Net income (loss)	$(32,002)	$708,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183,437	75,651
Amortization	40,784	9,921
Non-cash stock based compensation	287,689	233,531
Cancellation of stock based compensation	-	(163,936)
Issuance of stock to consultant	19,000	-
Changes in current assets and current liabilities:
Accounts receivable	122,858	125,377
Prepaid expenses and other	(177,806)	(111,126)
Other assets	599	(4,741)
Accounts payable and accrued expenses	15,180	(48,719)
Deferred revenues	12,500	-
Settlement processing assets, net	-	-
Net cash provided by operating activities:	472,239	824,575

Investing activities:
Purchases of property and equipment	(107,954)	(253,933)
Note receivable	(200,000)	-
Net cash (used) by investing activities:	(307,954)	(253,933)

Financing activities:
	-	-
Net cash (used) by financing activities:	-	-

Change in cash and cash equivalents	164,285	570,641
Cash and cash equivalents, beginning of period	4,059,606	2,803,455

Cash and cash equivalents, end of period	$4,223,891	$3,374,096

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	$7,000	$50,000

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

Notes to INTERIM condensed Consolidated Financial Statements

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In 2015, the Company began to develop software for internal use, and salaries capitalized for software development were $447,259 at December 31, 2015, and are classified in Property and equipment on the balance sheet. In the quarter ended March 31, 2016, the Company capitalized an additional $100,154.

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

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board, or FASB, issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard and related amendments provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

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

Reclassifications: Certain amounts from 2015 have been reclassified for comparative purposes for 2016.

Note 2. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2016	December 31, 2015

Indemnification liability	$450,000	$450,000
Accrued commissions	400,399	440,232
Reserve for merchant losses	248,868	248,868
Other accrued expenses	125,335	112,414
Accrued taxes	55,388	54,077
Accrued salaries	65,255	23,147
Total accrued expenses	$1,345,245	$1,328,738

Note 3. Net Income Per Share

Basic earnings per share (EPS) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$(32,002)	$708,617
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,719,248	7,359,314
Effect of dilutive securities	-	4,763,117
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	7,719,248	12,122,431
Basic earnings per common share	$0.00	$0.10
Diluted earnings per common share and common share equivalent	$0.00	$0.06

The awards and options to purchase shares of common stock that were outstanding at March 31, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2016	2015
Anti-dilutive awards and options	4,325,676	-

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

Note 5. Income Taxes

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.2 million to reduce the other deferred tax assets. The Company will review the assessment of the deferred tax asset and valuation allowance for the period ending June 30, 2016.

Note 6. Related Party Transactions

Herb Authier

During the three months ending March 31, 2016 and the year ended December 31, 2015, the Company paid Herb Authier a total of $10,385 and $45,750 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier is the father-in-law of Louis Hoch, the Company’s President and Chief Operating Officer.

Nikole Hoch

During the three months ending March 31, 2016 and the year ended December 31, 2015, the Company purchased a total of $2,250 and $857, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear.

Nikole Hoch and Louis Hoch, the Company’s President and Chief Operating Officer, are co-owners of Angry Pug Sportswear.

Miguel Chapa

During the three months ending March 31, 2016 and the year ended December 31, 2015, the Company received $12,120 and $20,901, respectively, in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President and Chief Operating Officer, is also a minority owner in Lush Rooftop.

Note 7. Reverse Stock Split

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

Note 8. Legal Proceedings

The Company was involved in a lawsuit with a customer that alleged it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoor Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, the Company filed a lawsuit against Brightmoor Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoor Church resulting in the fraudulent credit transactions described before and demanding payment of damages. On March 24, 2016, the Company entered into a settlement agreement with Brightmoor Church and on March 28, 2016, the Company filed to dismiss the lawsuit for no consideration.

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

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re- filed the same class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed March 30, 2016, including the audited consolidated financial statements and the notes contained therein.

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

We reported a net loss of $32,002 for the first quarter of 2016 and net income of $1,016,088 for year ended December 31, 2015. Our credit card transaction processing volume and credit card dollars processed in the first quarter of 2016 increased 6% and 5%, respectively, over the same time period in 2015.

ACH (eCheck) transaction volume during first quarter of 2016 decreased 11% from the first quarter of 2015. Returned check transactions processed during first quarter of 2016 were down 28% over the same time period in 2015. Total dollars processed for the first quarter of 2016 exceeded $737 million.

Due to our strong sales pipeline, we believe the downward trend in ACH transactions processed will reverse in the second half of 2016 and early 2017. We also expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. We believe we will return to profitability we experienced in years 2015 and 2014 in the foreseeable future, but it is possible that we will not regain profitability. We may incur future operating losses. To regain and sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2016 our reserve for processing losses was $248,868 and was the same at December 31, 2015.

Settlement Processing Assets and Obligations

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

Restricted Cash

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2016 and December 31, 2015, our allowance for doubtful accounts was $33,773 and $35,033, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2015 or during the three months ended March 31, 2016. Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

At December 31, 2015, we had available net operating loss carryforwards of approximately $39.7 million, which expire beginning in the year 2020. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999. However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, we recorded a valuation allowance of $12.2 million. As of December 31, 2015 we recognized net deferred tax assets of $1.6 million. There was no significant change to the Company’s net operating loss carryforward through March 31, 2016.

Management does not anticipate a significant change in the 6 months after the assessment and will review the deferred tax asset balance at June 30, 2016.

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

Revenues for the quarter ended March 31, 2016 decreased 14% to $3,228,631, as compared to $3,742,460 for the quarter ended March 31, 2015. The decrease for the quarter ended March 31, 2016, as compared to the same period in the prior year, was due to the decrease in the volume of ACH processing transactions, and return transactions processed, as well as the loss of some customers.

Cost of services decreased 6% to $2,154,783 for the quarter ended March 31, 2016, as compared to $2,303,999 for the same period in the prior year. The decrease for the quarter ended March 31, 2016, as compared to the same period in the prior year, was due to the decrease in the volume of ACH processing transactions, and return transactions processed.

Stock-based compensation expenses were $287,689 and $233,531 for the quarters ended March 31, 2016 and March 31, 2015, respectively. The increase in stock-based compensation expense is due to stock grants given to 2 new independent Board Directors that joined in the quarter ended June 30, 2015. Stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees, executives and directors.

Cancellation of stock-based compensation expense (income) was $0 and ($163,936) for the quarters ended March 31, 2016 and March 31, 2015, respectively. This amount represents non-vested stock-based awards to former employees that were expensed in prior years that were cancelled in the quarter ending March 31, 2015.

Other selling, general and administrative expenses increased 3% to $608,349 for the quarter ended March 31, 2015, as compared to $588,574 for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended March 31, 2016, is generally a result of cash compensation paid to our Board of Directors.

Depreciation and amortization totaled $224,223 for the quarter ended March 31, 2016, compared to depreciation of $85,571 for the same period in the prior year. In the quarter ended December 31, 2015, the useful life for $2,585,385 of software acquired from Akimbo was changed from 10 years to 5 years, resulting in additional depreciation and amortization of approximately $107,000.

Other income (expense), net were incomes of $21,411 and $18,896 for the quarters ended March 31, 2016 and March 31, 2015, respectively. Interest income was $22,011 and $19,000, for the quarters ended March 31, 2016 and March 31, 2015, respectively. The increase in interest for the quarter, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported net loss of $32,003 for the quarter ended March 31, 2015, as compared to net income of $708,617 for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2016, we had $4,223,891 of cash and cash equivalents, as compared to $4,059,606 of cash and cash equivalents at December 31, 2015. The increase in cash for the three months ended March 31, 2016 was primarily due to cash generated from operations.

We reported net loss of $32,003 for March 31, 2016 and net income of $1,016,088 for year ended December 31, 2015 and we still have an accumulated deficit of $49,087,002. Additionally, we reported working capital of $4,063,743 and $3,872,190 at March 31, 2016 and December 31, 2015, respectively.

Net cash provided by operating activities was $472,239 and $824,575 for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash provided by operating activities for the three months ended March 31, 2016 as compared to the same period in the prior year was attributable to lower net income.

Net cash used by investing activities was ($307,954) for the three months ended March 31, 2016, as compared to net cash used by investing activities of ($253,933) for the same period in the prior year; the increase in net cash used for investing activities was primarily due to $200,000 loaned to C2Go, Inc. on February 2, 2016. Net cash used by financing activities was $0 for the three months ended March 31, 2016 and March 31, 2015.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2016 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of March 17, 2016 the Court signed an order dismissing the claims against Peter Kirby and Michael Long, but did not rule as to the other defendants. We filed an unopposed motion for final judgment as to everyone else and confirmed again with the Plaintiff that they do not oppose dismissal of the whole case.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed the same class-action lawsuit in United States District Court, District of Nevada.

We believe this claim is without merit and it is unlikely that a loss will be incurred, therefore we have not accrued for a potential loss. However, the outcome of the dispute is still uncertain and it is possible we may incur legal fees and losses in the future.

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

Item 1A. RISK FACTORS.

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

We will be liable for severance payments in case of death of our Chief Executive Officer or Chief Operating Officer which will have an adverse effect on our cash position.

Pursuant to our respective employment agreements with Mr. Long and Mr. Hoch, as amended, upon death, we will be liable to the estate for severance payments, equaling an amount of 2.95 the respective base salary and bonus payments, plus a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior to death. Depending on when such an event might occur, it could have a substantial adverse effect on our operating capital and cash on hand. If our cash position is not sufficient, we may need to raise additional cash which could involve selling equity securities which would dilute our shareholders. In addition, the loss of our Chief Executive Officer or Chief Operating Officer may adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS.

On February 15, 2016 we issued 10,000 shares of unregistered equity securities valued at $1.90 per share to a consultant for investor relations services.

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

10.30	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.31†	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment is being sought for portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: May 16, 2016	By:	/s/ Michael R. Long
Michael R. Long
Chief Executive Officer
(Principal Executive Officer)

