Form 10-Q
period 2016-06-30
PAYMENT DATA SYSTEMS INC
filed 2016-08-15
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, there were 12,075,806 shares of the issuer’s common stock, $0.001 par value, outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYMENT DATA SYSTEMS, INC.

Condensed CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,378,405	$4,059,606
Accounts receivable, net	1,070,236	1,135,384
Settlement processing assets	25,071,987	39,797,232
Prepaid expenses and other	217,416	149,118
Current assets before restricted cash	30,738,044	45,141,340
Restricted cash	18,316,160	17,972,065
Total current assets	49,054,204	63,113,405

Property and equipment, net	2,847,699	3,077,421

Other assets:
Intangibles, net	260,247	341,816
Deferred tax asset	1,621,000	1,621,000
Note receivable	200,000	-
Other assets	202,298	202,849
Total other assets	2,283,545	2,165,665

Total assets	$54,185,448	$68,356,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$203,629	$143,180
Accrued expenses	1,226,964	1,328,738
Deferred revenues	33,000	-
Settlement processing obligations	25,071,987	39,797,232
Current liabilities before restricted cash	26,535,580	41,269,150
Restricted cash	18,316,160	17,972,065
Total current liabilities	44,851,740	59,241,215

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2016 (unaudited) and December 31, 2015	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,419,816 and 12,379,537 issued, and 12,070,184 and 12,029,905 outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	185,580	185,533
Additional paid-in capital	64,449,901	64,302,498
Treasury stock, at cost; 349,632 and 349,632 shares	(286,393)	(286,394)
Deferred compensation	(5,573,078)	(6,031,362)
Accumulated deficit	(49,442,302)	(49,054,999)
Total stockholders’ equity	9,333,708	9,115,276

Total liabilities and stockholders’ equity	$54,185,448	$68,356,491

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$2,890,060	$3,424,756	$6,118,691	$7,167,216

Operating expenses:
Cost of services	2,034,439	2,426,612	4,189,222	4,802,006
Selling, general and administrative:
Stock-based compensation	283,747	393,525	571,436	627,056
Cancellation of stock-based compensation	-	-	-	(163,936)
Other expenses	801,540	419,838	1,409,889	937,018
Depreciation and amortization	225,554	92,948	449,777	178,520
Total operating expenses	3,345,280	3,332,923	6,620,324	6,380,664

Operating income (loss)	(455,220)	91,833	(501,633)	786,552

Other income and (expense):
Interest income	24,974	19,358	46,985	38,358
Other income (expense)	98,279	(32,305)	97,679	(32,409)
Total other income and (expense), net	123,253	(12,947)	144,664	5,949

Income (loss) before income taxes	(331,967)	78,886	(356,969)	792,501
Income taxes	23,334	54,036	30,334	59,036

Net income (loss)	$(355,301)	$24,850	$(387,303)	$733,465

Basic earnings per common share:	$(0.05)	$0.00	$(0.05)	$0.10
Diluted earnings per common share:	$(0.05)	$0.00	$(0.05)	$0.06
Weighted average common shares outstanding
Basic	7,738,759	7,369,329	7,729,003	7,369,329
Diluted	7,738,759	12,081,754	7,729,003	12,102,919

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

condensed CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30,
	2016	2015

Operating activities:
Net income (loss)	$(387,303)	$733,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	368,208	158,679
Amortization	81,569	19,841
Non-cash stock based compensation	571,436	627,056
Cancellation of stock based compensation	-	(163,936)
Issuance of stock to consultant	34,300	-
Changes in current assets and current liabilities:
Accounts receivable	65,148	132,305
Prepaid expenses and other	(68,298)	(29,437)
Other assets	551	27,564
Accounts payable and accrued expenses	(41,325)	(161,673)
Deferred revenue	33,000	-
Settlement processing assets, net	-	-
Net cash provided by operating activities:	657,286	1,343,864

Investing activities:
Purchases of property and equipment	(138,487)	(555,778)
Note receivable	(200,000)	-
Net cash (used) by investing activities:	(338,487)	(555,778)

Financing activities:

Net cash (used) by financing activities:	-	-

Change in cash and cash equivalents	318,799	788,086
Cash and cash equivalents, beginning of period	4,059,606	2,803,455

Cash and cash equivalents, end of period	$4,378,405	$3,591,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	$62,184	77,369

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

Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In 2015, the Company began to develop software for internal use, and salaries capitalized for software development were $447,259 at December 31, 2015, and are classified in Property and equipment on the balance sheet. In the quarter ended June 30, 2016, the Company capitalized an additional $22,694 to total $122,848 for the six months ended June 30, 2016.

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

Reclassifications: Certain amounts from 2015 have been reclassified for comparative purposes for 2016.

Note 2. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2016	December 31, 2015

Indemnification liability	$425,000	$450,000
Accrued commissions	264,501	440,232
Reserve for merchant losses	248,868	248,868
Other accrued expenses	152,730	112,414
Accrued taxes	24,862	54,077
Accrued salaries	111,003	23,147
Total accrued expenses	$1,226,964	$1,328,738

Note 3. Net Income Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income for the three and six months ended June 30, 2016 and 2015. All of the share numbers used are after the 1-for-15 reverse split effected on July 23, 2015 by using the June 30, 2015 share numbers and dividing by 15. Any fractional shares were rounded up.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$(355,301)	$24,850	$(387,303)	$733,465
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,738,759	7,369,329	7,729,003	7,369,329
Effect of dilutive securities	-	4,712,425	-	4,733,590
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	7,738,759	12,081,754	7,729,003	12,102,919
Basic earnings (loss) per common share	$(0.05)	$0.00	$(0.05)	$0.10
Diluted earnings (loss) per common share and common share equivalent	$(0.05)	$0.00	$(0.05)	$0.06

The awards and options to purchase shares of common stock that were outstanding at June 30, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2016	2015
Anti-dilutive awards and options	4,325,711	-

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

Note 5. Income Taxes

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.2 million to reduce the other deferred tax assets. The Company reviewed the assessment of the deferred tax asset and valuation allowance for the period ending June 30, 2016 and will reevaluate the assessment on December 31, 2016.

Note 6. Related Party Transactions

Herb Authier

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company paid Herb Authier a total of $24,231 and $45,750 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier was the father-in-law of Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer.

Louis Hoch

During the six months ending June 30, 2016 and the year ended December 31, 2015, the Company purchased a total of $2,250 and $857, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer, is a co-owner of Angry Pug Sportswear.

Miguel Chapa

During the six months ending June 30, 2016 and the year ended December 31, 2015, the Company received $24,876 and $20,901, respectively, in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer, is also a minority owner in Lush Rooftop.

Note 7. Employment Agreements

Pursuant to the Company’s respective employment agreements with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, as amended, in the event of change in control, termination without cause, or non-renewal of the employment agreement the Company will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. The Company will also accelerate vesting of stock incentive awards, which as of June 30, 2016 are approximately $1.3 million each, and although it may not impact our cash position, will negatively affect our financial performance. The Company estimates the cash disbursements over time to be $1.5 to $2.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, the Company will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior to death, and (c) continuing other benefits. The Company estimates the cash disbursements over time to be around to be $1.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to disability without death, the Company will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior to death, plus (c) continuing other benefits, plus (d) disability benefits constituting salary for 3 years. The Company estimates the cash disbursement over time to be $1.8 to $2.2 million for each for the respective agreements with Mr. Long and Mr. Hoch.

The Compensation Committee of the Board of Directors has indicated it is in the process of renegotiating the amendments to the employment agreements with respect to the death and disability separation payments, which, if finalized, would greatly reduce the amounts due in those instances. Both Mr. Long and Mr. Hoch have agreed that the 5th amendment to the employment agreements should have only allowed for deferred compensation in the case of death calculations using only the executive’s salary and nothing for bonus compensation or any other benefits and or deferred compensation in the case of disability the only deferred compensation will be the continuation of only salary payments for thirty-six months to be paid by the company and or any disability insurance carrier. Both Mr. Long and Mr. Hoch have agreed to execute the amendments once the Compensation Committee approves the changes. While there is no guarantee that these amendments will be executed, both management and the Compensation Committee have indicated this is their intent.

Note 8. Purchases of Equity Securities

On December 27, 2006, the Company issued 589,488 shares of common stock for compensation purposes subject to a ten year vesting schedule. These shares will vest on December 27, 2016. Assuming the price of the Company’s common stock is $2.00 on the day of vesting, the recipients’ share of taxes will be approximately $400,000 to $500,000, depending on respective individual income tax rates. The Company has no legal obligation to assist recipients with their share of taxes, however, the Company may choose to pay cash bonuses, or repurchase shares from the recipient to assist in paying some or all of the taxes due. If the Company elects to repurchase shares from the recipients, such repurchase would require Board of Director approval and Audit Committee review.

Note 9. Reverse Stock Split

On July 23, 2015, pursuant to shareholder and board approval, the Company effected a 1-for-15 reverse stock split of the outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of the Company’s authorized common shares remained unchanged at 200,000,000 shares, par value $0.001 per share, after the reverse stock split. The number of the Company’s authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.01 per share.

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

Note 10. Legal Proceedings

The Company was involved in a lawsuit with a customer that alleged it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  The agreement between the customer and the Company has a limitation of liability provision that allows for the maximum liability of the Company to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoore Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, the Company filed a lawsuit against Brightmoore Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoore Church resulting in the fraudulent credit transactions described before and demanding payment of damages. On March 24, 2016, the Company entered into a settlement agreement with Brightmoore Church and on March 28, 2016, the Company filed to dismiss the lawsuit for no consideration. The case was dismissed by Brightmoore Church on April 4, 2016.

On March 1, 2016, the Company was granted a temporary restraining order against Shelby Systems, Inc. by the District Court for the judicial district of Bexar County, Texas to prevent Shelby Systems from, among others, publishing false information about the Company and interfering with the Company’s customers after the termination of the Company’s referral agreement with Shelby Systems. On July 5, 2016, the Company agreed to dismiss the lawsuit with no further fees due Shelby Systems which netted the Company $97,493 in income.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of March 17, 2016 the Court signed an order dismissing the claims against Peter Kirby and Michael Long, but did not rule as to the other defendants. On March 22, 2016 the Company filed an unopposed motion for final judgment as to everyone else and confirmed again with the Plaintiff that they do not oppose dismissal of the whole case. On April 5, 2016, the case was dismissed without prejudice.

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

We reported a net loss of $387,303 for the six months ended June 30, 2016 and net income of $1,016,088 for year ended December 31, 2015. Second quarter 2016 credit card processing volumes were the fourth highest in company history, with the number of transactions processed up 4% over the second quarter of 2015.  Credit card dollars processed during the second quarter of 2016 decreased 4% compared to the same time period in 2015. Electronic check transaction (ACH) volumes during the second quarter of 2016 were down 17% over the same time period in 2015.

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

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2016 our reserve for processing losses was $248,868 and was the same at December 31, 2015.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2016 and December 31, 2015, our allowance for doubtful accounts was $30,938 and $35,033, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2015 or during the six months ended June 30, 2016. Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

At December 31, 2015, we had available net operating loss carryforwards of approximately $39.7 million, which expire beginning in the year 2020. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999. However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, we recorded a valuation allowance of $12.2 million. As of December 31, 2015 we recognized net deferred tax assets of $1.6 million. The Company reviewed the assessment of the deferred tax asset and valuation allowance for the period ended June 30, 2016 and will reevaluate the assessment on December 31, 2016.

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

Revenues

Revenues for the quarter ended June 30, 2016 decreased 16% to $2,890,060, as compared to $3,424,756 for the quarter ended June 30, 2015. Revenues for the six months ended June 30, 2016 decreased 15% to $6,118,691, as compared to $7,167,216 for the six months ended June 30, 2015. The decrease for the quarter and six months ended June 30, 2016, as compared to the same period in the prior year, was due to the decreases in the volume of ACH processing transactions, and return transactions processed.

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

Cost of services decreased 16% to $2,034,439 for the quarter ended June 30, 2016, as compared to $2,426,612 for the same period in the prior year. Cost of services decreased 13% to $4,189,222 for the six months ended June 30, 2016, as compared to $4,802,006 for the same period in the prior year. The decrease for the six months ended June 30, 2016, as compared to the same period in the prior year, was due to the decrease in the volume of ACH processing transactions, and return transactions processed.

Stock-based Compensation

Stock-based compensation expenses were $283,747 and $393,525 for the quarters ended June 30, 2016 and June 30, 2015, respectively. Stock-based compensation expenses were $571,436 and $627,056 for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in stock-based compensation expense is due to shares that vested in December 2015 that we no longer have to amortize.

Cancellation of stock-based compensation expense (income) was $0 and $0 for the quarters ended June 30, 2016 and June 30, 2015, respectively and $0 and $163,936 of income for the six months ended June 30, 2016 and June 30, 2015, respectively. This amount represents non-vested stock-based awards to former employees that were expensed in prior years that were cancelled during the six months ended June 30, 2015.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased 91% to $801,540 for the quarter ended June 30, 2016, as compared to $419,838 for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended June 30, 2016, as compared to the same period in the prior year, represented increases in salaries and benefits of approximately $212,000, investor outreach fees of approximately $85,000; marketing and advertising of approximately $58,000, and an increase in legal and professional fees of approximately $27,000.

Other selling, general and administrative expenses increased 50% to $1,409,889 the six months ended June 30, 2016, as compared to $937,018 for the same period in the prior year. The increase in other selling, general and administrative expenses for the six months ended June 30, 2016, as compared to the same period in the prior year, represented an increase in salaries and benefits of approximately $418,000, a decrease in cancellation of stock based compensation of $163,936, increase in investor outreach fees of approximately $158,000, decrease in bonuses of $90,000, increase in marketing and advertising of approximately $61,000, an increase in director compensation of $38,500, and an increase in legal and professional fees of approximately $30,000.

Depreciation and Amortization

Depreciation and amortization totaled $225,554 for the quarter ended June 30, 2016, compared to depreciation and amortization of $92,948 for the same period in 2015. Depreciation and amortization totaled $449,777 for the six months ended June 30, 2016, compared to depreciation of $178,520 for the same period in the prior year. The increases are primarily due to a change in the useful life for $2,585,385 of software acquired from Akimbo from 10 years to 5 years in the quarter ended December 31, 2015.

Other Income (Expense)

Other income (expense), were income of $123,253 and $144,664 for the quarter and six months ended June 30, 2016 compared to net expense of $12,947 and net income of $5,949 for the quarter and six months ended June 30, 2015, respectively. The increase for the quarter and six months, as compared to the same periods in the prior year is primarily due to the settlement of a legal case in our favor resulting in $97,493.

Interest income was $24,974 and $19,358, for the quarters ended June 30, 2016 and June 30, 2015, respectively. The increase in interest for the quarter, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

Interest income was $46,985 and $38,358, for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in interest for the six months, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported net loss of $355,301 and $387,303 for the quarter and six months ended June 30, 2016, as compared to net income of $24,850 and $733,465 for the same periods in the prior year.

Liquidity and Capital Resources

At June 30, 2016, we had $4,378,405 of cash and cash equivalents, as compared to $4,059,606 of cash and cash equivalents at December 31, 2015. The increase in cash for the six months ended June 30, 2015 was primarily due to cash generated from operations. Beginning with December 31, 2015 we separated Restricted cash and Settlement processing assets and obligations from Cash and cash equivalents. We have reclassified the 2015 balance sheet to the same format so that the presentation is consistent with the 2016 presentation.

We reported a net loss of $387,303 for the first two quarters of 2016 and net income of $1,016,088 for the year ended December 31, 2015 and at June 30, 2016 we have an accumulated deficit of $49,442,302. Additionally, we reported working capital of $4,202,464 and $3,872,190 at June 30, 2016 and December 31, 2015, respectively.

Net cash provided by operating activities was $657,286 and $1,343,864 for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities for the six months ended June 30, 2016 as compared to the same period in the prior year was attributable to lower net income.

Net cash used by investing activities was $338,487 for the six months ended June 30, 2016, as compared to net cash used by investing activities of $555,778 for the same period in the prior year; the decrease in net cash used for investing activities was primarily due to lower capitalization of expenses incurred for the development of software upgrades for internal use. Net cash used by financing activities was $0 for the six months ended June 30, 2016 and June 30, 2015.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2016 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We were involved in a lawsuit with a customer that alleged we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  We believe that the customer breached our processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  Our agreement with the customer has a limitation of liability provision that allows for our maximum liability to not exceed the amount of fees of a single month of service.  On April 29, 2015, Brightmoore Church filed a notice of voluntary dismissal, which the Court accepted on April 30, 2015, and dismissed the lawsuit without prejudice. On November 3, 2015, we filed a lawsuit against Brightmoore Church  in the District Court for the judicial district of Bexar County, Texas, alleging a breach of contract by Brightmoore Church resulting in the fraudulent credit transactions described before and demanding payment of damages. On March 24, 2016, we entered into a settlement agreement with Brightmoore Church and on March 28, 2016, we filed to dismiss the lawsuit for no consideration. The case was dismissed by Brightmoore Church on April 4, 2016.

On March 1, 2016, we were granted a temporary restraining order against Shelby Systems, Inc. by the District Court for the judicial district of Bexar County, Texas to prevent Shelby Systems from, among others, publishing false information about the Company and interfering with our customers after the termination of our referral agreement with Shelby Systems. On July 5, 2016, we agreed to dismiss the lawsuit with no further fees due Shelby Systems which netted us $97,493 in income.

On June 26, 2015, Michael McFarland, derivatively on behalf the Company, and individually on behalf of himself and all other similarly situated shareholders of the Company, filed a class-action lawsuit in United States District Court, District of Nevada. The suit alleges breach of fiduciary duties and unjust enrichment by the our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. As of March 17, 2016 the Court signed an order dismissing the claims against Peter Kirby and Michael Long, but did not rule as to the other defendants. On March 22, 2016,e filed an unopposed motion for final judgment as to everyone else and confirmed again with the Plaintiff that they do not oppose dismissal of the whole case. On April 5, 2016, the case was dismissed without prejudice.

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

We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the respective employment agreements with our Chairman, Mr. Long and our President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which will have an adverse effect on our cash position and on our financial results.

Pursuant to the our respective employment agreements with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, as amended, in the event of change in control, termination without cause, or non-renewal of the employment agreement we will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We will also accelerate vesting of stock incentive awards, which as of June 30, 2016 are approximately $1.3 million each, and although may not impact our cash position, will negatively affect our financial performance. We estimate the cash disbursements over time to be $1.5 to $2.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior to death, and (c) continuing other benefits. We estimate the cash disbursements over time to be around to be $1.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior to death, plus (c) continuing other benefits, plus (d) disability benefits constituting salary for 3 years. We estimate the cash disbursement over time to be $1.8 to $2.2 million for each for the respective agreements with Mr. Long and Mr. Hoch.

In addition, the amendments clarify that in case of death or disability no further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clause.

The Compensation Committee of the Board of Directors has indicated it is in the process of renegotiating the amendments to the employment agreements with respect to the death and disability separation payments, which, if finalized, would greatly reduce the amounts due in those instances. Both Mr. Long and Mr. Hoch have agreed that the 5th amendment to the employment agreements should have only allowed for deferred compensation in the case of death calculations using only the executive’s salary and nothing for bonus compensation or any other benefits and or deferred compensation in the case of disability the only deferred compensation will be the continuation of only salary payments for thirty-six months to be paid by the company and or any disability insurance carrier. Both Mr. Long and Mr. Hoch have agreed to execute the amendments once the Compensation Committee approves the changes. While there is no guarantee that these amendments will be executed, both management and the Compensation Committee have indicated this is their intent.

Depending on when such an event might occur, it could have a substantial adverse effect on our operating capital and cash on hand. If our cash position is not sufficient, we may need to raise additional cash which could involve selling equity securities which would dilute our shareholders. In addition, the loss of our Chairman or Chief Executive Officer may adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS.

On May 15, 2016 we issued 10,000 shares of unregistered equity securities valued at $1.53 per share to a consultant for investor relations services.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. Other Information.

On August 1, 2016, Kirk E. Taylor resigned as chair of the Audit Committee and as a member of our Board of Directors.

On August 3, 2016 we entered into amendments to the employment agreements with Michael R. Long and Louis A. Hoch, respectively, to update their agreements and responsibilities.

The amendments reflect the change in corporate responsibilities as of August 5, 2016, with Mr. Hoch assuming the role of Chief Executive Officer in addition to his position as our President, Chief Operating Officer and Vice Chairman of the Board of Directors and Mr. Long remaining Chairman of the Board. The foregoing change in responsibilities will not trigger any termination, nor any obligations to pay deferred compensation, nor compensation for the non-compete obligation during such time that Michael Long remains employed as Chairman of the Board, Louis A. Hoch remains employed as Chief Executive Officer and the individuals who serve on the Board of Directors continue to constitute at least a majority of the Board of Directors; provided, however, any person who becomes a director subsequent to August 3, 2016, whose election or nomination for election was approved by a vote of at least a majority of the directors then constituting the incumbent board, shall for purposes of this amendment be considered a member of the incumbent board.

Further, the amount of deferred compensation owed to the executive officers in case of termination due to death or disability was amended to comprise an amount equal to 2.95 times of the executive’s base salary and bonus compensation, as such terms are defined in the employment agreements. For the avoidance of doubt, the deferred compensation does not include amounts paid or accrued to executive for benefits or equity awards. Further bonus compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their vesting schedule. In case of disability, no deferred compensation will be due as long as the Company and/or an insurance continues to pay executive’s base salary for a period of up to 36 months. In addition, the amendments clarify that in case of death or disability no further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clause.

The Compensation Committee of the Board of Directors has indicated it is in the process of renegotiating the amendments to the employment agreements with respect to the death and disability separation payments, which, if finalized, would greatly reduce the amounts due in those instances. Both Mr. Long and Mr. Hoch have agreed that the 5th amendment to the employment agreements should have only allowed for deferred compensation in the case of death calculations using only the executive’s salary and nothing for bonus compensation or any other benefits and or deferred compensation in the case of disability the only deferred compensation will be the continuation of only salary payments for thirty-six months to be paid by the company and or any disability insurance carrier. Both Mr. Long and Mr. Hoch have agreed to execute the amendments once the Compensation Committee approves the changes. While there is no guarantee that these amendments will be executed, both management and the Compensation Committee have indicated this is their intent.

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

10.32

Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.33

Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016 and incorporated herein by reference).

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

† Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: August 15, 2016	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

