Form 10-Q
period 2016-09-30
PAYMENT DATA SYSTEMS INC
filed 2016-11-21
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 8, 2016, 12,242,959 shares of the issuer’s common stock, $0.001 par value, were outstanding.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,293,590	$4,059,606
Accounts receivable, net	1,001,206	1,135,384
Settlement processing assets	41,115,815	39,797,232
Prepaid expenses and other	178,944	149,118
Current assets before restricted cash	46,589,555	45,141,340
Restricted cash	18,110,544	17,972,065
Total current assets	64,700,099	63,113,405

Property and equipment, net	2,675,836	3,077,421

Other assets:
Intangibles, net	213,682	341,816
Deferred tax asset	1,621,000	1,621,000
Note receivable	200,000	-
Other assets	199,746	202,849
Total other assets	2,234,428	2,165,665

Total assets	$69,610,363	$68,356,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$166,959	$143,180
Accrued expenses	810,799	1,328,738
Settlement processing obligations	41,115,815	39,797,232
Current liabilities before restricted cash	42,093,573	41,269,150
Restricted cash	18,110,544	17,972,065
Total current liabilities	60,204,117	59,241,215

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2016 (unaudited) and December 31, 2015	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,592,591 and 12,379,537 issued, and 12,242,959 and 12,029,905 outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	185,751	185,533
Additional paid-in capital	64,859,920	64,302,498
Treasury stock, at cost; 349,632 and 349,632 shares	(286,393)	(286,394)
Deferred compensation	(5,344,769)	(6,031,362)
Accumulated deficit	(50,008,263)	(49,054,999)
Total stockholders’ equity	9,406,246	9,115,276

Total liabilities and stockholders’ equity	$69,610,363	$68,356,491

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$3,067,335	$3,550,463	$9,186,027	$10,717,679

Operating expenses:
Cost of services	2,101,850	2,336,270	6,291,072	7,138,450
Selling, general and administrative:
Stock-based compensation	264,154	338,488	835,590	965,544
Cancellation of stock-based compensation	(44,875)	-	(44,875)	(163,936)
Other expenses	1,095,344	758,573	2,505,233	1,695,415
Depreciation and amortization	225,759	93,800	675,536	272,320
Total operating expenses	3,642,232	3,527,131	10,262,556	9,907,793

Operating income (loss)	(574,897)	23,332	(1,076,529)	809,886

Other income and (expense):
Interest income	25,754	20,097	72,739	58,455
Other income (expense)	(480)	90,600	97,199	58,190
Total other income and (expense), net	25,274	110,697	169,938	116,645

Income (loss) before income taxes	(549,623)	134,029	(906,591)	926,531
Income taxes	16,334	16,249	46,668	75,285

Net income (loss)	$(565,957)	$117,780	$(953,259)	$851,246

Basic earnings per common share:	$(0.07)	$0.02	$(0.12)	$0.12
Diluted earnings per common share:	$(0.07)	$0.01	$(0.12)	$0.07
Weighted average common shares outstanding
Basic	7,819,608	7,373,656	7,759,205	7,373,656
Diluted	7,819,608	12,057,255	7,759,205	12,057,255

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2016	2015

Operating activities:
Net income (loss)	$(953,259)	$851,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	553,182	242,558
Amortization	122,354	29,762
Non-cash stock based compensation	835,590	965,544
Cancellation of stock based compensation	(44,875)	(163,936)
Issuance of stock to consultant	34,300	-
Changes in current assets and current liabilities:
Accounts receivable	134,178	155,803
Prepaid expenses and other	(29,826)	(26,663)
Other assets	3,103	28,563
Accounts payable and accrued expenses	(69,166)	(361,231)
Deferred revenue	-	-
Settlement processing assets, net	-	-
Net cash provided by operating activities:	585,581	1,721,646

Investing activities:
Purchases of property and equipment	(151,597)	(726,476)
Note receivable	(200,000)	-
Net cash (used) by investing activities:	(351,597)	(726,476)

Financing activities:
Purchase of treasury stock	-	(26,541)
Net cash (used) by financing activities:	-	(26,541)

Change in cash and cash equivalents	233,984	968,629
Cash and cash equivalents, beginning of period	4,059,606	2,803,455

Cash and cash equivalents, end of period	$4,293,590	$3,772,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	$-	32,369

See notes to interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Beginning December 31, 2015, the Company separated Settlement processing assets and obligations and Restricted cash from Cash and cash equivalents.

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

Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In 2015, the Company began to develop software for internal use, and salaries capitalized for software development were $447,259 at December 31, 2015, and are classified in Property and equipment on the balance sheet. In the quarter ended September 30, 2016, the Company capitalized an additional $10,991 to total $133,839 for the nine months ended September 30, 2016.

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

Reclassifications: Certain amounts from 2015 have been reclassified for comparative purposes for 2016.

Note 2.  Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2016	December 31, 2015

Accrued commissions	$264,637	$440,232
Other accrued expenses	216,013	112,414
Reserve for processing losses	212,018	248,868
Accrued taxes	42,539	54,077
Accrued salaries	75,592	23,147
Indemnification liability	-	450,000
Total accrued expenses	$810,799	$1,328,738

Note 3.  Net Income (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(565,957)	$117,780	$(953,259)	$851,246
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,819,608	7,373,656	7,759,205	7,373,656
Effect of dilutive securities	-	4,683,599	-	4,683,599
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	7,819,608	12,057,255	7,759,205	12,057,255
Basic earnings per common share	$(0.07)	$0.02	$(0.12)	$0.12
Diluted earnings per common share and common share equivalent	$(0.07)	$0.01	$(0.12)	$0.07

The awards and options to purchase shares of common stock that were outstanding at September 30, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2016	2015
Anti-dilutive awards and options	4,377,182	-

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

Note 5. Income Taxes

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.2 million to reduce the other deferred tax assets. The Company reviewed the assessment of the deferred tax asset and valuation allowance for the period ending September 30, 2016 and will reevaluate the assessment on December 31, 2016.

Note 6. Related Party Transactions

Herb Authier

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company paid Herb Authier a total of $36,346 and $45,750 in cash, respectively, for services related to network engineering and administration that he provided to the Company. Mr. Authier was the father-in-law of Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer.

Louis Hoch

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company purchased a total of $2,250 and $857, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer, is a co-owner of Angry Pug Sportswear.

Miguel Chapa

During the nine months ending September 30, 2016 and the year ended December 31, 2015, the Company received $38,395 and $20,901, respectively, in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President, Chief Executive Officer and Chief Operating Officer, is also a minority owner in Lush Rooftop.

Note 7. Employment Agreements

Pursuant to the Company’s respective employment agreements with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, as amended, in the event of change in control, termination without cause, or non-renewal of the employment agreement, the Company will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. The Company will also accelerate vesting of stock incentive awards, which as of September 30, 2016 are approximately $1.3 million each, and although such acceleration may not impact the Company’s cash position, will negatively affect the Company’s financial performance. The Company estimates the cash disbursements over time to be $1.5 to $2.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, the Company will be liable for separation payments, equaling an amount of 2.95 the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as the Company and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, the Company will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. The Company estimates the cash disbursements over time to be approximately $1.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to disability without death, the Company will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 3 years. The Company estimates the cash disbursement over time to be $0.7 to $0.8 million for each for the respective agreements with Mr. Long and Mr. Hoch.

Note 8. Purchases of Equity Securities

On December 27, 2006, the Company issued 562,818 shares of common stock for compensation purposes subject to a ten year vesting schedule. These shares will vest on December 27, 2016. Assuming the price of the Company’s common stock is $2.00 on the day of vesting, the recipients’ share of taxes will be approximately $400,000 to $500,000, depending on respective individual income tax rates. The Company has no legal obligation to assist recipients with their share of taxes, however, the Company may choose to pay cash bonuses, or repurchase shares from the recipient to assist in paying some or all of the taxes due. If the Company elects to repurchase shares from the related-party recipients, such repurchase would require Board of Director approval and Audit Committee review.

On August 4, 2016, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common stock from time to time on the open market, in block transactions, or in privately negotiated transactions.

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

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re- filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, the Company filed a motion to dismiss the case.

The Company believes the claims are without merit and it is unlikely that a loss will be incurred, therefore the Company has not accrued for a potential loss. However, the outcome of the dispute is still uncertain and it is possible the Company may incur legal fees and losses in the future.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, including the audited consolidated financial statements and the notes contained therein.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through our recently acquired business Akimbo, under the domain name www.akimbocard.com, we offer Visa prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. The Akimbo MasterCard program became live on our processing platform in early April 2015. The Akimbo Visa card program was decommissioned of all services on May 30, 2015 and the card customers were transitioned to the Akimbo MasterCard card program. Since then we have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™. We introduced a new PIN-less debit product, that allows merchants to debit and credit accounts in real-time in October 2016.

We reported a net loss of $953,259 for the nine months ended September 30, 2016 and net income of $1,016,088 for year ended December 31, 2015. Third quarter 2016 credit card processing volumes decreased 2% compared to the same time period in 2015. Credit card dollars processed during the third quarter of 2016 decreased 9% compared to the same time period in 2015. Electronic check transaction (ACH) volumes during third quarter of 2016 were down 15% over the same time period in 2015, but increased 8% compared to the second quarter of 2016. Returned check transactions processed during the third quarter of 2016 were down 24% over the same time period in 2015, but increased 22% compared to the prior quarter. Total dollars processed for the third quarter of 2016 exceeded $759.3 million, representing the highest quarterly total dollars processed to date for 2016.

Due to our strong sales pipeline and new product introduction, we believe the downward trend in transactions processed will reverse in the fourth quarter of 2016 and early 2017. We also expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. We believe we will return to profitability we experienced in years 2015 and 2014 in the foreseeable future, but it is possible that we will not regain profitability. We may incur future operating losses. To regain and sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) manage our operating expenses, (b) add quality customers to our client base, (c) meet evolving customer requirements and (d) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of our merchant customers, or for any other reason, we are not able to collect amounts from our credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, we must bear the credit risk for the full amount of the transaction. We may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and our relationship with our prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. We have not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2016 our reserve for processing losses was $212,018 and $248,868 at December 31, 2015.

We experienced a computer malfunction in our ACH processing engine on August 26, 2016 that resulted in overfunding to accounts of some of our merchants’ customers of $236,850. We believe that we will be able to recover a portion, or all of the funds, from the customers that have not yet returned the funds. For those amounts we cannot recover from customers, we may request that our merchants reimburse us, as we are entitled under our merchant processing agreements for computer malfunctions. We do not expect similar processing losses in the immediate future. However, we have decided to fund the reserve with $200,000 in the event we are unable to recover all, or a portion, of the funds.

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

Restricted Cash

Restricted cash includes certain funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under our agreement with the merchant. The funds may be used to offset any returned items or chargebacks to us and to indemnify us against third-party claims and any expenses that may be created by the customer as a result of any claim or fine. We may require the customer security deposit based on estimated transaction volumes, amounts and chargebacks and may revise the deposit based on periodic review of the same items. Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by us on behalf of the customer. The customer security deposit does not accrue interest to the benefit of the customer.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We determine the allowance for doubtful accounts based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by us due to bad debts have been within our expectations. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2016 and December 31, 2015, our allowance for doubtful accounts was $29,503 and $35,033, respectively.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2015 or during the nine months ended September 30, 2016. Management is not aware of any impairment changes that may currently be required; however, we cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

At December 31, 2015, we had available net operating loss carryforwards of approximately $39.7 million, which expire beginning in the year 2020. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999. However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, we recorded a valuation allowance of $12.2 million. As of December 31, 2015 we recognized net deferred tax assets of $1.6 million. The Company reviewed the assessment of the deferred tax asset and valuation allowance for the period ended September 30, 2016 and will reevaluate the assessment on December 31, 2016.

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

Revenues

Revenues for the quarter ended September 30, 2016 decreased 14% to $3,067,335, as compared to $3,550,463 for the quarter ended September 30, 2015. Revenues for the nine months ended September 30, 2016 decreased 14% to $9,186,027, as compared to $10,717,679 for the nine months ended September 30, 2015. The decrease for the quarter and nine months ended September 30, 2016, as compared to the same periods in the prior year, was due to the decreases in the volume of ACH processing transactions, and return transactions processed.

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

Cost of services decreased 10% to $2,101,850 for the quarter ended September 30, 2016, as compared to $2,336,270 for the same period in the prior year. Cost of services decreased 12% to $6,291,072 for the nine months ended September 30, 2016, as compared to $7,138,450 for the same period in the prior year. The decrease for the quarter and the nine months ended September 30, 2016, as compared to the same periods in the prior year, was due to the decrease in the volume of ACH processing transactions, and return transactions processed.

Stock-based Compensation

Stock-based compensation expenses were $264,154 and $338,488 for the quarters ended September 30, 2016 and September 30, 2015, respectively. Stock-based compensation expenses were $835,590 and $965,544 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in stock-based compensation expense is due to shares that vested in December 2015, and during the nine months ended September 30, 2016 that we no longer have to amortize.

Cancellation of stock-based compensation expense (income) was ($44,875) and $0 for the quarters ended September 30, 2016 and September 30, 2015, respectively and ($44,875) and ($163,936) of income for the nine months ended September 30, 2016 and September 30, 2015, respectively. These amounts represent non-vested stock-based awards to former employees or directors that were expensed in prior periods that were cancelled during the respective three and nine month periods.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased 44% to $1,095,344 for the quarter ended September 30, 2016, as compared to $758,573 for the same period in the prior year. The increase in other selling, general and administrative expenses for the quarter ended September 30, 2016, as compared to the same period in the prior year, represented increases to the reserve for merchant processing losses for $200,000 and to salaries of approximately $171,000, and an a reduction of contract labor of approximately $27,000.

Other selling, general and administrative expenses increased 48% to $2,505,233 from $1,695,415 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in other selling, general and administrative expenses for the nine months ended September 30, 2016, as compared to the same period in the prior year, represented increases to the reserve for merchant processing losses for $200,000 and to salaries and benefits of approximately $606,000.

Depreciation and Amortization

Depreciation and amortization totaled $225,759 for the quarter ended September 30, 2016, compared to depreciation and amortization of $93,800 for the same period in 2015. Depreciation and amortization totaled $675,536 for the nine months ended September 30, 2016, compared to depreciation of $272,320 for the same period in the prior year. The increases are primarily due to a change in the useful life for $2,585,385 of software acquired from Akimbo from 10 years to 5 years in the quarter ended December 31, 2015.

Other Income (Expense)

Other income was $25,274 and $169,938 for the quarter and nine months ended September 30, 2016 compared to income of $110,697 and $116,645 for the quarter and nine months ended September 30, 2015, respectively. The decrease for the quarter, as compared to the same period in the prior year was due to a one-time reversal of expense accrual of $91,598 because the statute of limitations had expired during the quarter ended September 30, 2015. The increase for the nine months ended September 30, 2016 as compared to the same period in the prior year is primarily due to the settlement of a legal case in our favor resulting in $97,493.

Interest income was $25,754 and $20,097, for the quarters ended September 30, 2016 and September 30, 2015, respectively. The increase in interest for the quarter, as compared to the same period in the prior year, was primarily due to the increase in interest earned on higher cash balances.

Interest income was $72,739 and $58,455, for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in interest for the nine months, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported a net loss of $565,957 and $953,259 for the quarter and nine months ended September 30, 2016, as compared to net income of $117,780 and $851,246 for the same periods in the prior year.

Liquidity and Capital Resources

At September 30, 2016, we had $4,293,590 of cash and cash equivalents, as compared to $4,059,606 of cash and cash equivalents at December 31, 2015. The increase in cash for the nine months ended September 30, 2015 was primarily due to cash generated from operations. Beginning with December 31, 2015 we separated Restricted cash and Settlement processing assets and obligations from Cash and cash equivalents. We have reclassified the 2015 balance sheet to the same format so that the presentation is consistent with the 2016 presentation.

We reported a net loss of $953,259 for the first three quarters of 2016 and net income of $1,016,088 for the year ended December 31, 2015 and at September 30, 2016 we have an accumulated deficit of $50,008,263. Additionally, we reported working capital of $4,495,982 and $3,872,190 at September 30, 2016 and December 31, 2015, respectively.

Net cash provided by operating activities was $585,581 and $1,721,646 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities for the nine months ended September 30, 2016 as compared to the same period in the prior year was attributable to a net loss compared to net income in the same period last year.

Net cash used by investing activities was $351,597 for the nine months ended September 30, 2016, as compared to net cash used by investing activities of $726,476 for the same period in the prior year; the decrease in net cash used for investing activities was primarily due to lower capitalization of expenses incurred for the development of software upgrades for internal use. Net cash used by financing activities was $0 for the nine months ended September 30, 2016 and $26,541 for the nine months ended September 30, 2015. The decrease in cash used for financing activities was due to fewer repurchases of treasury shares.

Off-Balance Sheet Transactions

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2016 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that was previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by the our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, we filed a motion to dismiss the case.

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

Item 1(A).  RISK FACTORS.

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, and our quarterly report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 15, 2016.

Our payment processing software may malfunction and remit payments in excess of the amount instructed by our merchant customers. If we are unable to recover some, or all, of the excess remittance it could harm our financial results.

During the quarter ended September 30, 2016, we experienced a computer malfunction in our ACH processing engine and remitted an excess of approximately $237,000 of payments that we have been unable to recover. The malfunction resulted in overfunding to accounts of our merchants’ customers. Such processing and/or reporting errors may occur from time to time as a result of disruption to telecommunications services, software malfunction, human error, or other unrelated causes. Aside from the monetary loss incurred, such potential for computer malfunctions in our processing services could cause us to incur substantial additional expense and the loss of merchants or customers, which could have an adverse effect on our operations and financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2016, we issued 167,153 shares of our common stock to Akimbo shareholders valued at $2.51per share in connection with the Company’s obligations under the Akimbo asset purchase agreement.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.  OTHER INFORMATION.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

17

10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

18

10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.30	Loan and Security Agreement, dated February 2, 2016, by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.31†	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.32	Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.33	Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016 and incorporated herein by reference).

10.34	Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.35	Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

† Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: November 21, 2016	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)