Form 10-K
period 2016-12-31
PAYMENT DATA SYSTEMS INC
filed 2017-04-06
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, was $8,397,238 based on 6,313,713  shares of the registrant’s common stock held by non-affiliates on June 30, 2016 at the closing price of $1.33 per share as reported on the NASDAQ Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 15, 2017, the number of outstanding shares of the registrant's common stock was 11,795,939.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders.

Payment Data Systems, Inc.

FORM 10-K

For the Year Ended December 31, 2016

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

PART I

ITEM 1. BUSINESS.

General

Payment Data Systems, Inc. was founded in July 1998 and incorporated in the State of Nevada. We are an integrated payment solutions provider offering a range of customized services to merchants, billers, banks, service bureaus, and card issuers. We operate solely in the U.S. through our two operating entities, Payment Data Systems, Inc. and FiCentive, Inc., and our primary business is processing electronic payments for other companies including all types of Automated Clearing House or “ACH” processing, credit, prepaid card and debit card-based processing. In our 18-year history, we have created a loyal customer base that rely on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo.

Payment Data Systems, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses  to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail, and e-checks are processed using the ACH network.

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

Through our acquisition of the assets of Akimbo Financial, Inc., in December 2014, we also added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform with new and significant prepaid card front-end technology including mobile applications. We offer prepaid cards directly to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends, and businesses use the Akimbo platform to deliver a wide variety of payments from rewards and incentives to regular payroll. The Akimbo platform provides instant issuance and real-time delivery of gift and incentive cards. The Akimbo card program operates on the MasterCard and associated networks. The sponsoring bank is Sunrise Banks, N.A. The Akimbo MasterCard program became live on our processing platform in early April 2015. The Akimbo platform includes Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™, Android Pay and Samsung Pay.

Our websites are www.paymentdata.com, www.ficentive.com, www.akimbocard.com, and www.zbill.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to a 2016 Federal Reserve Payments study, the estimated number of non-cash payments increased 5.3% per year from 2012 to 2015, and totaled 144.1 billion in 2015. The total value of all non-cash payments was $178 trillion in 2015, up almost $17 trillion since 2012. The number of debit card payments, including payments with prepaid and non-prepaid cards, grew at an annual rate of 7.1% from 2012 to 2015 to 69.5 billion in 2015 and a dollar value of $2.56 trillion. The number of credit card payments grew at an annual rate of 8.0% from 2012 to 2015 to 33.8 billion in 2015 and a dollar value of $3.16 trillion. The number of ACH payments grew at an annual rate of 4.9% from 2012 to 2015 to 23.5 billion in 2015 and a dollar value of $145.30 trillion. Electronic payments, including payments made with cards and ACH, collectively represent 85% of all non-cash payments.  Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture.” As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet. They comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contactless payments like Apple Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2016 were $394.9 billion, an increase of approximately 15.1% from 2015.

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

Products and Services

All of our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all of payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis. All confidential data stored within and outside the data warehouse is fully encrypted. We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

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

In October 2015, we introduced e-check verification technology, which helps merchants prevent returns before processing and reduces return check transactions. This service utilizes our proprietary returns database that contains records for any transaction that we had previously attempted to process and the transaction was unsuccessful for account closed, invalid account, non-sufficient funds, payment stopped, frozen account, unauthorized account, and others. Merchants are allowed to query this database in advance of submitting a transaction for processing and settlement. Merchants utilize this data to make their own determination if they wish to process a payment or not. We charge a transaction fee for each query and for each account that a query returns data.

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

In 2016, we continued to innovate our payment systems by launching 1) a brand new client facing web application that allows customers to more easily manage their payments; 2) an Apple iOS Software Development Kit, or SDK, that enables developers to easily integrate payment acceptance into their apps; and 3) new PIN-less debit services that allow merchants to debit and credit accounts in real time. We also added several consumer mortgage loan servicers as our customers for whom we process payments.

Prepaid and Incentive Cards. In addition to these electronic payment services, we are a prepaid card program manager and prepaid card processor. We develop and manage prepaid card programs on behalf of corporate clients who have customers that want prepaid cards that are branded with the entity’s unique logo. We started issuing cards in October 2011 and hold bank sponsorship agreements with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card program. We also have the ability to issue Discover, American Express, Visa, and MasterCard prepaid cards. We primarily create, manage and process prepaid card programs for corporate clients, tailored to each client’s unique objectives to allow the client to issue prepaid cards to their customer base or employees as an incentive in the form of a rebate, commission, or other incentive. We also issue general purpose reloadable cards to consumers as an alternative to a traditional bank account under the Akimbo and Stream card brands. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We believe our more than ten years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. Also, there is a significant barrier in obtaining bank sponsorship to prepaid card program management and even a higher barrier to performing prepaid card processing.

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the Automated Clearing House, or ACH, network because we are not a bank and therefore we are not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank Generations, Federal Credit Union and North American Banking Company, or NABC. We are financially liable for all fees, fines, charge backs and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Central Bank of St. Louis and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo, sponsor us for membership in the Visa, MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

We are sponsored by Pueblo Bank and Trust to access certain regional debit networks.  Through this sponsorship we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without having a PIN.  Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorship with Pueblo Bank and Trust, we are financially liable for all fees, fines, charge backs and losses related to our PIN-less debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk.  The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice.  If either case occurs, our revenue could be negatively affected.

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

Customers

Our primary customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of retail industries and are under contract with us to exclusively use the services that we provide to them. Recently, we expanded our customers to include churches, charitable organizations, medical and dental clinics, property management and homeowner’s associations, hospitality and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts decreased to 710 customers at December 31, 2016 from 768 customers at December 31, 2015.

No customer accounted for more than 10% of revenues in 2016 or 2015.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship between our billx.com customers and us is not contractual and the fee we charge for the service is not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 38 in 2016 compared to 197 in 2015.

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

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience in the electronic payments industry. Furthermore, we believe we present a competitive distinction through the use of our internal technology to provide a single integrated payment storage or warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. We also believe our customized technology solutions and high level of service gives us a competitive advantage, particularly for smaller businesses that do not have large internal technology capabilities or the ability to comply with payment security regulations.

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter timeframe than most of our competitors. We also believe more than ten years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. We also believe that the Akimbo  mobile application technology and advanced card holder websites provide us a competitive advantage in securing both consumer customers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry since there is a significant barrier in obtaining bank sponsorship to prepaid card program management and even a higher barrier to performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

• akim.bo;	• debitpin.com;	• nsfdebit.com;
• akimbocard.com;	• debitservice.com;	• omegabill.com;
• akimbodeals.com;	• electragift.com;	• parishiltoncard.com;
• akimbodebit.com;	• ficentive.com;	• paymentdata.com;
• akimboit.com;	• fotogiftcards.com	• paymentdata.org;
• akimbonews.com;	• getcarmen.com;	• paymentdatasystems.com;
• akimbonow.com	• gogreenmastercard.com;	• paymentrecovery.com;
• akimboprepaid.com;	• iremotepay.com;	• paymentrecoverysystems.com;
• bill4u.com;	• iremotepay.net;	• pd.sadmin.com
• billhelp.com;	• iremotepayments.com	• pdsnetwork.com;
• billserv.com;	• itshotcard.com;	• pftgateway.com
• billx.com;	• kindhand.com;	• prepaidload.com;
• britneycard.com;	• merchandisemastercard.com;	• primacard.com;
• carddeposit.com	• mipromesa.com;	• securepds.com;
• carmencard.com;	• myakimbo.com;	• stardebit.com;
• clinicpay.com;	• nataliecard.com;	• streamprepaid.com;
• creditcardgateway.com;	• nataliegiftcard.com;	• thatshotcard.com;
• crpds.com;	• nataliegulbiscard.com;	• viewbill.com;
• danicacard.com;	• nataliegulbismastercard.com;	• ybill.com; and
• debitmax.com;	• newsakimbo.com;	• zbill.com.

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

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. As regulations evolve or change we may be required to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the CARD Act and the Federal Reserve’s Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others are in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa, MasterCard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks at their discretion and such modifications could also impact us, financial institutions, merchants and others.

Employees

As of December 31, 2016, we had 21 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

Available Information

Our website is located at www.paymentdata.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

On February 1, 2016, our referral agreement with Shelby Systems, a provider of Church Management Systems, lapsed without renewal. Under the contract Shelby would introduce churches to our payment processing service and we would pay Shelby a percentage of the monthly revenue from the church. Each church would sign a payment processing agreement directly with us, not with Shelby. Revenue from referrals from Shelby represented approximately 17% of our revenue in 2015 and 2.3% of our total dollar volume processed in 2015. In 2016, we received no new referrals from this reseller, but retained customers represented approximately 15% of our 2016 revenue and 2% of our total 2016 dollar volume processed. On March 1, 2016, we were granted a temporary restraining order against Shelby Systems, Inc. by the District Court for the judicial district of Bexar County, Texas to prevent Shelby Systems from, among others, publishing false information about us and interfering with our customers after the termination of our referral agreement with Shelby Systems. On July 5, 2016, we agreed to dismiss the lawsuit with no further fees due Shelby Systems which netted us $97,493 in income.

We may not close the Singular Payments, LLC acquisition or realize the anticipated opportunities.

On March 13, 2017, we announced that we have entered into a non-binding letter of intent to acquire Singular Payments, LLC, a Florida limited liability company. Singular Payments has agreed to work with us on an exclusive basis until the transaction is consummated or terminated. The acquisition is contingent on the successful outcome of due diligence, the signing of a mutually agreed upon acquisition agreement and the completion of other steps. Each of these factors, or a combination thereof, may cause us or Singular Payments to abandon the transaction and we may not close on the acquisition and realize the anticipated opportunities.

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

We have contractual relationships with Fifth Third Bank, Generations Federal Credit Union and North American Banking Company, or NABC which are Originating Depository Financial Institutions in the Automated Clearing House network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Generations Federal Credit Union and NABC, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Fifth Third Bank, Generations Federal Credit Union and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to change to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all three of Fifth Third Bank, Generations Federal Credit Union and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, MasterCard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, MasterCard or Discover credit cards. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and HSBC, sponsor us for membership in the Visa and MasterCard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, LLC, or Global Payments, or our bank sponsors, Central Bank of St. Louis or Wells Fargo Bank or Pueblo Bank and Trust with our PINless debit card product, fail to comply with the applicable requirements of the Visa, MasterCard, and Discover card associations, Visa, MasterCard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, MasterCard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We have incurred substantial losses in the past and may incur additional losses.

We reported a net loss of $1,196,642 for the year ended December 31, 2016 and net income of $1,016,088 for the year ended December 31, 2015. Including these results, we have an accumulated deficit of $50,251,641. Our future operating results are not certain. We may incur future operating losses. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

Our prepaid card revenues from the sale of services to merchants that accept MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide processing services for our MasterCard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of MasterCard. Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank have sponsored us under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our MasterCard customers, which would negatively impact our revenues and earnings.

We may not realize the anticipated opportunities from the Akimbo acquisition.

On December 22, 2014, we acquired substantially all the assets of Akimbo Financial, Inc. The success of the Akimbo acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our and the acquired business’s operations and information and financial systems. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted by the integration of the acquired business.

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

If we fail to comply with complex and expanding consumer protection regulations, our business could be adversely affected.

The establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. On October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts, or the Prepaid Account Rule. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements; adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. The Prepaid Account Rule will apply starting October 1, 2017, subject to certain exceptions. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

On May 24, 2016, the CFPB proposed a rule concerning agreements that provide for arbitration of disputes between consumers and certain providers of consumer financial products and services, including certain types of prepaid cards. Under the proposed rule, certain pre-dispute arbitration agreements are prohibited from blocking consumer class actions in courts, and providers are required to submit certain records to the CFPB. If the proposed rule becomes final, it may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

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

Pursuant to our respective employment agreements with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, as amended, in the event of change in control, termination without cause, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We will also accelerate vesting of stock incentive awards, which as of December 31, 2016 are approximately $1.3 million each, and although such acceleration may not impact our cash position, will negatively affect our financial performance. We estimate the cash disbursements over time to be $1.5 to $2.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $1.0 million each for the respective agreements with Mr. Long and Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 3 years. We estimate the cash disbursement over time to be $0.7 to $0.8 million for each for the respective agreements with Mr. Long and Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

We depend on Michael R. Long, our co-founder and Chairman of the Board, and Louis A. Hoch, our Chief Executive and Operating Officer and President, and if these persons ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our co-founder and Board Chairman Michael R. Long, and our President and Chief Executive and Operating Officer, Louis A. Hoch. We entered into employment agreements with Mr. Long and Mr. Hoch, respectively, in February 2007 and update their agreements as changes are required. The terms of the agreements are substantially similar and prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, either or both of these persons cease to be active in our management.

If we lose key personnel or we are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.

In order for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise and skills across the spectrum of our intellectual capital needs. The market for qualified personnel is highly competitive and we may not be successful in recruiting qualified personnel for needed skill sets or replacing current personnel who leave the company. Failure to retain or attract key personnel and skill sets could have a material adverse effect on our business, financial condition and results of operations.

Our SVP and Chief Financial Officer, Habib Yunus resigned on December 30, 2016. We retained Mr. Yunus on our payroll through the end of his contract in March 2017. We have cancelled his shares scheduled to vest at March 2, 2025. We also granted Mr. Yunus 53,334 shares for his service as CFO from March 2, 2015 through December 30, 2016. Tom Jewell was appointed Senior Vice President and Chief Financial Officer on January 6, 2017. In connection therewith, Mr. Jewell resigned from our Board of Directors and his respective committee assignments.

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

During the quarter ended September 30, 2016, we experienced a computer malfunction in our ACH processing engine allowing excess payment remittances of approximately $237,000. We were subsequently able to recover the majority of the excess remittances and the remainder was charged to our reserve for processing losses. The malfunction resulted in overfunding of the accounts of our merchants’ customers. Such processing and/or reporting errors may occur from time to time as a result of disruption to telecommunications services, software malfunction, human error, or other unrelated causes.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded no fraud loses in 2016 and less than $5,000 in losses in 2015. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2016, our cardholders’ overdrawn account balances totaled less than $1,000.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank Generations, Federal Credit Union and NACB, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2016, our stock price fluctuated between $1.00 and $3.80. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

Our headquarters and operations are housed in approximately 7,200 square feet of leased office space in San Antonio, Texas. Rental expense under the operating lease was $158,200 and $142,000 for the years ended December 31, 2016 and 2015, respectively. The lease term expires on April 30, 2018.

We believe that our properties will be adequate to meet our needs through December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS.

On December 18, 2014, our former customer, Brightmoor Christian Church, filed a lawsuit in the United States District Court for the Eastern District of Michigan against us, alleging we did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  We believe that the customer breached our processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  On March 24, 2016, we entered into a settlement agreement with Brightmoor Church and on March 28, 2016, we filed to dismiss the lawsuit for no consideration. The case was dismissed by Brightmoor Church on April 4, 2016.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, we filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, we re-filed a motion to dismiss the case.

On February 1, 2016, our referral agreement with Shelby Systems, a provider of Church Management Systems, lapsed without renewal. On March 1, 2016, we were granted a temporary restraining order against Shelby Systems, Inc. by the District Court for the judicial district of Bexar County, Texas to prevent Shelby Systems from, among others, publishing false information about us and interfering with our customers after the termination of our referral agreement with Shelby Systems. On July 5, 2016, we agreed to dismiss the lawsuit with no further fees due Shelby Systems which netted us $97,493 in income.

We believe the claims are without merit and it is unlikely that a loss will be incurred; therefore we have not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible we may incur legal fees and losses in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ Capital Markets Exchange under the ticker symbol “PYDS” since August 11, 2015. Prior to that our common stock was quoted on the OTCQB, the OTC market tier for companies that are reporting with the SEC, and on the OTC Bulletin Board, or OTCBB, also under the ticker symbol “PYDS”.

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

	High	Low
2016
First Quarter	$2.30	$1.55
Second Quarter	$2.10	$1.16
Third Quarter	$2.40	$1.00
Fourth Quarter	$3.80	$1.57
2015
First Quarter	$5.49	$2.53
Second Quarter	$5.85	$3.77
Third Quarter	$4.92	$2.54
Fourth Quarter	$3.03	$1.78

Holders

On March 15, 2017, 11,795,939 shares of our common stock were issued and outstanding. As of March15, 2017, there were 94 stockholders of record of our common stock.

Dividends

We have never declared or paid cash or stock dividends, and we have no plans to pay any such dividends in the foreseeable future. Instead, we intend to reinvest our earnings, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this annual report on Form 10-K for additional information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2016, we issued 10,000 shares of unregistered equity securities valued at $1.74 per share to a consultant for investor relations services.

 We relied on the Section 4(a) (2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1, 2016 to December 31, 2016 (1)	246,717	$1.75	(246,717)	$568,245
Total	246,717	$1.75	(246,717)	$568,245

(1)	On December 27, 2016, we repurchased 246,717 shares in a private transaction at the closing price on December 27, 2016 from employees and directors to cover the respective employees’ share of taxes for shares that vested on that day, as approved by our Board of Directors on the same day, with the respective directors recusing themselves.

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™.

We reported a net loss of $1,196,642 for the year ended December 31, 2016 versus net income of $1,016,088 for the year ended December 31, 2015. We have an accumulated deficit of $50,251,641. Total dollars processed for all payment types in 2016 exceeded $2.9 billion, but reflected a decrease of 12% compared to 2015. ACH or electronic check transaction processing volumes for 2016 decreased 12% compared to 2015. Credit card processing volumes for 2016, down 5% compared to 2015, were the second highest in company history. Credit card dollars per transaction processed decreased 5% and credit card transactions processed increased less than 1% compared to 2015. The $2.9 billion dollars processed was slightly short of last year’s record amount of $3.3 billion.

To sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) drive top line growth, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements and (e) adapt to technological changes in an emerging market. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2016 decreased 16% to $12,076,358 from $14,380,459 for 2015. The decreased revenues for 2016 are primarily attributed to decreases in the volume of ACH processing transactions and credit card processing transactions.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services was $8,293,354 and $9,417,334 for 2016 and 2015, respectively. The decrease of $1,123,980 or 12% in cost of services for 2016 as compared to 2015 was primarily due to the decrease in the volume of ACH processing transactions and credit card processing transactions.

Stock-based compensation expenses increased to $1,314,778 for 2016 from $1,275,130 for 2015. Our stock-based compensation expenses for 2016 and 2015 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors.

Cancellation of stock-based compensation expense (income) was ($261,208) and ($163,936) for the years ended December 31, 2016 and December 31, 2015, respectively.  This amount represents non-vested stock-based awards to former employees and directors that were forfeited during 2016 and 2015.

Other selling, general and administrative expenses increased to $3,188,407 for 2016, from $2,408,686 for 2015. The $779,721 or 32% increase in other selling, general and administrative expenses for 2016 was principally due to rising salaries and benefits of approximately $375,000, incremental investor relations and press release expenses of approximately $190,000, and approximately $145,000 of incremental investor conferences and marketing expenses, and legal and accounting fees of approximately $66,000.. The increase in accounting expenses, legal fees, investor relations, press releases, investor conferences and marketing activities are associated with a full year of investor and SEC reporting activities associated with our listing on NASDAQ in August 2015.

Depreciation and Amortization

Depreciation and amortization was $901,600 for 2016, as compared to $496,368 for 2015. The increase of $405,232 or 82% was primarily due to amortization of assets purchased from Akimbo Financial on December 22, 2014.

Other Income

Interest Income increased to $97,322 from $79,005 for 2015 due to higher cash balances. Other income was $99,277 for 2016, as compared to $65,490 for 2015.

Income Taxes

Income tax expense was $32,668 and $75,285 in 2016 and 2015, respectively. The income tax expense represents amounts incurred under the Texas margin tax.

Net Income (Loss)

We reported a net loss of $1,196,642 for 2016, as compared to net income of $1,016,088 for 2015. The decrease in profit is related to the factors described above.

Liquidity and Capital Resources

At December 31, 2016, we had $4,120,738 of cash and cash equivalents, as compared to $4,059,606 of cash and cash equivalents at December 31, 2015. The increase in cash for 2016 was primarily due to cash generated from operations.

We reported a net loss of $1,196,642 for the year ended December 31, 2016, and net income of $1,016,088 for the year ended December 31, 2015. Additionally, we reported working capital of $4,522,151 and $3,872,190 at December 31, 2016 and 2015, respectively.

Net cash provided by operating activities was $848,438 for 2016 as compared to $2,089,959 for 2015. The reduction in net cash provided by operating activities was primarily attributable to lower revenues and higher expenses.

Net cash used by investing activities was $355,551 for 2016 and $785,571 for 2015. The decrease in net cash used by investing activities for 2016, as compared to the prior year was related to a reduction of internal use software projects and acquisition of equipment.

Net cash used by financing activities for 2016 was $431,755 compared to $48,237 for 2015, which represents incremental purchases of certain shares of common stock owned by employees and directors.

Loan and Security Agreement with C2Go, Inc.

On February 2, 2016, we, through our wholly-owned subsidiary FiCentive, Inc., entered into a loan and security agreement with C2Go, Inc., a Nevada corporation, pursuant to which we agreed to loan a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months. On or before July 31, 2016, C2Go will repay an amount equal to the lesser of (i) 10% of C2Go’s gross profit, defined as revenue minus fees directly related to processing and card servicing and other third party processing expenditures, for the period April 1, 2016 through and including June 30, 2016, or (ii) all accrued and unpaid interest from the closing date until such date. Thereafter, C2Go will repay the debt and interest in monthly installments in an amount equal to the lesser of accrued and unpaid interest from the closing date or 25% of C2Go’s gross profit. There is no prepayment penalty. Any prepayment shall be in an amount not less than two months of interest on the then outstanding principal balance of the note. On the maturity date C2Go must pay the then-outstanding balance and any accrued interest.

C2Go’s obligations under the loan and security agreement are secured by a first lien on all assets of C2Go. The debt is senior, and any future debt incurred by C2Go must be subordinated to the debt of the loan and security agreement.

Upon maturity of the debt, C2Go is required to issue to us 5% of the issued and outstanding shares of common stock of C2Go as of the date of issuance, on a fully diluted basis, giving effect to any convertible securities, warrants, etc., such shares being validly issued, fully-paid and non-assessable shares for no additional consideration.

Upon an event of default the interest rate under the loan and security agreement will rise to 18% per annum.

Secured Line of Credit Promissory Note with Singular Payments, LLC

On March 7, 2017, we agreed to provide up to $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note does not accrue until the earlier of May 31, 2017, the date of closing and funding our proposed acquisition of Singular Payments or the termination of a non-binding letter of intent regarding the proposed acquisition, or until such mutually agreed upon extended date. Thereafter, interest will accrue at a rate of ten percent per annum. Upon an event of default, interest will accrue at the maximum lawful rate or 15% per annum. The line of credit matures on November 1, 2019.

If the Singular Payments acquisition closes before interest accrues any unpaid principal amount will be offset against the cash portion of the purchase price. If the acquisition does not close on or before interest accrues, any unpaid principal amount plus interest will have to be paid in 30 equal monthly installments. The note may be prepaid in whole or in part at any time and without a penalty.

The line of credit is secured by a security agreement of the same date granting a first security interest over all of Singular Payment’s property, inventory, proceeds, intellectual property, among others, a membership interest pledge agreement over 100% of all Singular Payments, LLC membership interests, and a personal guaranty agreement by Vaden Landers, the sole owner of Singular Payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Payment Data Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

April 6, 2017

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$4,120,738	$4,059,606
Accounts receivable, net	907,750	1,135,384
Settlement processing assets	43,851,311	39,797,232
Prepaid expenses and other	142,029	149,118
Note receivable	200,000	-
Current assets before restricted cash	49,221,828	45,141,340
Restricted cash	15,803,641	17,972,065
Total current assets	65,025,469	63,113,405

Property and equipment, net	2,494,510	3,077,421

Other assets:
Intangibles, net	172,899	341,816
Deferred tax asset	1,621,000	1,621,000
Other assets	200,808	202,849
Total other assets	1,994,707	2,165,665

Total Assets	$69,514,686	$68,356,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$145,044	$143,180
Accrued expenses	703,322	1,328,738
Settlement processing obligations	43,851,311	39,797,232
Current liabilities before restricted cash	44,699,677	41,269,150
Restricted cash	15,803,641	17,972,065
Total current liabilities	60,503,318	59,241,215

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding in 2016 and 2015	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 12,392,288 and 12,379,537 issued and 11,795,939 and 12,029,905 outstanding in 2016 and 2015 (see Note 10)	181,818	185,533
Additional paid-in capital	63,881,365	64,302,498
Treasury stock, at cost; 596,349 and 349,632 shares in 2016 and 2015 (see Note 10)	(718,149)	(286,394)
Deferred compensation	(4,082,025)	(6,031,362)
Accumulated deficit	(50,251,641)	(49,054,999)
Total stockholders' equity	9,011,368	9,115,276

Total Liabilities and Stockholders' Equity	$69,514,686	$68,356,491

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$12,076,358	$14,380,459

Operating expenses:
Cost of services	8,293,354	9,417,334
Selling, general and administrative:
Stock-based compensation	1,314,778	1,275,130
Cancellation of stock-based compensation	(261,208)	(163,936)
Other expenses	3,188,407	2,408,686
Depreciation and amortization	901,600	496,368
Total operating expenses	13,436,931	13,433,582

Operating income (loss)	(1,360,573)	946,877

Other income:
Interest income	97,322	79,005
Other income (expense)	99,277	65,490
Other income (expense), net	196,599	144,495

Income (loss) before income taxes	(1,163,974)	1,091,372
Income taxes (benefit) expense	32,668	75,285

Net Income (Loss)	$(1,196,642)	$1,016,088

Earnings (Loss) Per Share
Basic earnings (loss) per common share:	$(0.15)	$0.14
Diluted earnings (loss) per common share:	$(0.15)	$0.08
Weighted average common shares outstanding (see Note 11)
Basic	7,838,197	7,389,177
Diluted	7,838,197	11,988,180

The accompanying notes are an integral part of these consolidated financial statements

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2014	12,278,440	$184,177	$62,989,131	$(238,157)	$(5,839,992)	$(50,071,087)	$7,024,072

Issuance of common stock, restricted	5,000	5	11,945	-	-	-	11,950
Issuance of common stock, restricted, as deferred compensation	290,547	4,358	1,235,642	-	(1,240,000)	-	-
Deferred compensation amortization	-	-	-	-	984,763	-	984,763
Issuance of common stock under equity incentive plan	26,946	370	138,449	-	-	-	138,819
Stock-based compensation related to stock grant, restricted shares and equity incentive plan	-	-	151,551		-	-	151,551
Purchase of treasury stock	-	-	-	(48,237)	-	-	(48,237)
Round-up of fractional shares from reverse split	1,117	-	-	-	-	-	-
Stock option exercise	167	3	203	-	-	-	206
Reversal of deferred compensation amortization that did not vest	(222,680)	(3,380)	(224,423)	-	63,867	-	(163,936)
Net income for the year	-	-	-	-	-	1,016,088	1,016,088

Balance at December 31, 2015	12,379,537	$185,533	$64,302,498	$(286,394)	$(6,031,362)	$(49,054,999)	$9,115,276

Issuance of common stock, restricted	30,000	30	51,670	-	-	-	51,700
Issuance of common stock, restricted, Akimbo settlement	167,153	168	419,053	-	-	-	419,221
Issuance of Common stock under Equity Incentive Plan	82,265	87	329,019	-	70,768	-	399,874
Deferred Compensation	-	-	-	-	914,902	-	914,902
Reversal of deferred compensation that did not vest	(266,667)	(4,000)	(1,220,875)		963,667		(261,208)
Purchase of treasury stock	-	-	-	(431,755)	-	-	(431,755)
Net earnings (loss) for the year	-	-	-	-	-	(1,196 ,642)	(1,196 ,642)

Balance at December 31, 2016	12,392,288	$181,818	$63,881,365	$(718,149)	$(4,082,025)	$(50,251,641)	$9,011,368

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating Activities
Net income (loss)	$(1,196,642)	$1,016,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	738,461	466,606
Amortization	163,139	29,762
Goodwill	5,777	-
Non-cash stock based compensation	1,314,778	1,275,130
Cancellation of stock based compensation	(261,208)	(163,936)
Issuance of stock to consultant	51,700	-
Issuance of stock to Akimbo to settle Indemnification liability	419,221	-
Changes in operating assets and liabilities:
Accounts receivable	227,634	(98,174)
Prepaid expenses and other	7,089	(19,860)
Other assets	2,041	1,263
Accounts payable and accrued expenses	(623,552)	(416,920)
Net cash provided by operating activities	848,438	2,089,959

Investing Activities
Purchases of property and equipment	(155,551)	(785,571)
Note receivable	(200,000)	-
Net cash (used) by investing activities	(355,551)	(785,571)

Financing Activities
Purchases of treasury stock	(431,755)	(48,237)
Net cash (used) by financing activities	(431,755)	(48,237)

Change in cash and cash equivalents	61,132	1,256,151
Cash and cash equivalents, beginning of year	4,059,606	2,803,455

Cash and Cash Equivalents, End of Year	$4,120,738	$4,059,606

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$48,164	$32,369

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com and various other product websites including the newly acquired akimbocard.com website.

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

Accounts Receivable/Allowance for Estimated Losses: Accounts Receivable are reported as outstanding principal net of an allowance for doubtful accounts of $26,556 and $35,033 at December 31, 2016 and 2015, respectively.

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

Accounting for Internal Use Software: We capitalize the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. We cease capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent of balances in excess of amounts that are insured by the FDIC ($250,000). Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed; however, the relatively small number of customers increases the risk. The Company closely monitors extensions of credit and credit losses have been provided for in the consolidated financial statements and have been within management's expectations. No customer accounted for more than 10% of revenues in 2016 or 2015.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2016 and, 2015, the Company’s reserve for processing losses was $172,832 and $248,868, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $46,329 and $14,178 in advertising costs in 2016 and 2015, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

We have approximately $40.2 million of net operating loss carryforwards. However, we cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance of has been provided to reduce the net deferred tax assets to $1.6 million. Management does not anticipate a significant change in the 6 months after the assessment and will review the deferred tax asset balance at June 30, 2017, or earlier as events may warrant.

On November 20, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax asset and liabilities classified as non-current. The Company has implemented this standard effective December 31, 2015 which resulted in reclassifying $773,000 from current to non-current. There was no effect on the previously reported earnings or equity.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2016, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%.  The Company made matching contributions of $52,905 and $49,636 in 2016 and 2015, respectively.

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-08 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently reviewing gross versus net reporting pronouncements and evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

In February 2016, the FASB issued, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management does not expect that adopting this standard will have a significant impact on its financial statements and related disclosures.

Note 2. Note Receivable

On February 2, 2016, the Company entered into a loan and security agreement with C2Go, Inc., a Nevada corporation, pursuant to which the Company agreed to loan a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months.

C2Go’s obligations under the loan and security agreement are secured by a first lien on all assets of C2Go. The debt is senior, and any future debt incurred by C2Go must be subordinated to the debt of the loan and security agreement.

Upon maturity of the debt, C2Go is required to issue to the Company 5% of the issued and outstanding shares of common stock of C2Go as of the date of issuance, on a fully diluted basis, giving effect to any convertible securities, warrants, etc., such shares being validly issued, fully-paid and non-assessable shares for no additional consideration.

Upon an event of default the interest rate under the loan and security agreement will rise to 18% per annum. As of December 31, 2016, the Company has not recorded an allowance for credit losses on this note receivable.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31:

	2016	2015
Software	$3,692,474	$3,549,968
Equipment	812,049	799,005
Furniture and fixtures	214,450	214,450
Leasehold improvements	25,353	25,353
Total property and equipment	4,744,326	4,588,776
Less: accumulated depreciation	(2,249,816)	(1,511,355)

Net property and equipment	$2,494,510	$3,077,421

The estimated useful life for $2,585,385 of software acquired from Akimbo was changed from 10 years to 5 years in the 4th quarter of 2015. As a result, 2016 included a full year of depreciation at the higher depreciation rate as compared to one quarter of 2015 at the higher depreciation rate.

Note 4. Intangibles

Intangibles consist of the customer list and contracts of $396,824 and goodwill of $9,759 acquired in the purchase of the assets of Akimbo Financial, Inc. in 2014. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over the next 36 months beginning in January 2015 and is being amortized over 3 years at $132,275 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Note 5. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2016
Allowance for doubtful accounts	$35,033	$-	$-	$(8,477)	$26,556
Reserve for processing losses	248,868	-	-	(76,036)	172,832

2015
Allowance for doubtful accounts	$45,663	$-	$-	$(10,630)	$35,033
Reserve for processing losses	272,365	-	-	(23,497)	248,868

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2016	2015
Indemnification liability	$-	$450,000
Accrued commissions	221,837	440,232
Reserve for merchant losses	172,832	248,868
Other accrued expenses	192,769	112,414
Accrued taxes	38,469	54,077
Accrued salaries	77,415	23,147
Total accrued expenses	$703,322	$1,328,738

Note 7. Operating Leases

The Company leases approximately 7,200 square feet of office space that houses its principal executive offices and operations. Rental expense under the operating lease was approximately $158,200 and $142,000 for the years ended December 31, 2016 and 2015, respectively. The lease expires on April 30, 2018.

The Company also leases select computer equipment over a 36 month period initiated in May, 2016. The lease expires in April, 2019. Rental expense under the operating lease was $45,500 for the year ended December 31, 2016.

Year ending December 31
2017	$231,100
2018	125,400
2019	28,000

Note 8. Related Party Transactions

Nikole Killough

During the year ended December 31, 2016 and 2015, the Company purchased $2,250 and $857, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Nikole Killough (ex-wife of Louis Hoch) and Louis Hoch, the Company’s President and Chief Executive Officer are each 50% owners of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2016 and 2015, the Company received $51,500 and $20,901 in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of our Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner in Lush Rooftop.

On December 27, 2016, the Company repurchased 246,717 shares in a private transaction at the closing price on December 27, 2016 from employees and directors to cover the respective employees’ and directors’ share of taxes for shares that vested on that day, as approved by the Company’s Board of Directors and Company’s Audit Committee on the same day. The value of the treasury shares purchased to cover the taxes was $431,755.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 :

	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$13,676,000	$13,500,000
Depreciation	313,000	90,000
Non-cash compensation	279,000	370,000
Other	23,000	-
Valuation Allowance	(12,670,000)	(12,339,000)
Deferred tax asset	$1,621,000	$1,621,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2016 and December 31, 2015 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2016, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $40.2 million that begin to expire in the year 2020. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the year ended December 31:

	2016	2015
Current provision:
Federal	$-	$32,369
State	32,668	42,916
	32,668	75,285

Deferred provision:
Federal (benefit)	-	-

(Benefit) expense for income taxes	$32,668	$75,285

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the year ended December 31:

	2016	2015
Income tax expense (benefit) at 34%	$(407,000)	$361,000
Change in valuation allowance	331,000	93,000
Permanent and other differences	76,000	(454,000)
Alternative minimum tax and Texas margin tax	32,668	75,285

Income tax expense (benefit)	$32,668	$75,285

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans:

The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares (adjusted for the 1-for-15 reverse split effective on July 23, 2015) of our common capital stock for issuance under the 2015 Stock Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of Stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Administrator. During 2016, the Company granted 133,334 restricted stock units to directors. During 2015, the Company granted 117,666 restricted stock units from the Plan. 66,666 were to directors and 51,000 were to employees either as a new hire bonus, or performance bonus.

Treasury Stock: During 2016, the Company purchased 246,717 shares with a value of $431,705 to cover the employee’s and director’s share to tax liabilities related to stock grants maturing on December 27, 2016.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2015. The majority of the shares granted to those employees vest 10 years from the grant date, and is forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

The Company entered into two Director’s agreements in 2016 where each director received 66,667 restricted stock units, pursuant and subject to the terms of the Company’s 2015 Equity Incentive Plan.  The initial 22,223 shares vested on January 1, 2017. The remaining shares will vest two in installments: 22,222 shares vesting on January 1, 2018, and 22,222 shares vesting on January 1, 2019. For one director, the shares vesting on January 1, 2018 and shares vesting on January 1, 2019 were forfeited as of January 6, 2017.

The Company also had an employment agreement that granted 266,667 shares in 2015 of our common stock set to vest on March 2, 2025 which were forfeited on December 31, 2016.

The Company entered into one Director’s agreement where the director received 33,333 restricted stock units in 2015 of our common stock at the start of his directorship term, pursuant and subject to the terms of the Company’s 2015 Equity Incentive Plan. 11,112 shares vested on April 24, 2015 and 11,112 shares vested on January 1, 2016. 11,109 shares vesting on January 1, 2017 were forfeited during 2016.

During 2016 a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2016. Stock-based compensation expense related to stock options and restricted stock awards was $1,314,778 for 2016 and $1,275,130 for 2015. The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2016. All share numbers have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2015	4,324,102	$1.98
Granted	-	-
Vested	696,159	-
Forfeited	266,667	-

Outstanding, December 31, 2016	3,361,276	$1.85	4.17	$-

Expected to Vest after December 31, 2016	3,361,276	$1.85	4.17	$-

As of December 31, 2016, there was $4,082,025 of unrecognized compensation costs related to the unvested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 4.17 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2016, or $1.85.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2016 and 2015, respectively. The ESPP is no longer active.

Stock Warrants: There were no stock warrants as of December 31, 2016 and December 31, 2015.

Note 11. Earnings (loss) per Share

Basic earnings (loss) per share (EPS) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss). Share numbers have been adjusted for the 1-for-15 reverse split effective on July 23, 2015.

	2016	2015
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(1,196,642)	$1,016,088
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	7,838,197	7,389,177
Effect of dilutive securities-stock options and restricted awards	-	4,599,003
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	7,838,197	11,988,180
Basic earnings (loss) per common share	$(0.15)	$0.14
Diluted earnings (loss) per common share and common share equivalent	$(0.15)	$0.08

The awards and options to purchase shares of common stock that were outstanding at December 31, 2016 and 2015 that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended December 31,
	2016	2015
Anti-dilutive awards and options	3,361,276	-

Note 12. Reverse Stock Split

On July 23, 2015, pursuant to shareholder and board approval, the Company affected a 1-for-15 reverse stock split of the outstanding common stock by filing a certificate of change with the Secretary of State of the State of Nevada and obtaining approval by the Financial Industry Regulatory Authority. The number of our authorized common shares remained unchanged at 200,000,000 shares, par value $0.001 per share, after the reverse stock split. The number of our authorized preferred stock remains unchanged at 10,000,000 shares, par value $0.01 per share.

Note 13. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its Cash and cash equivalent balance with one financial institution.

Note 14. Legal Proceedings

The Company was involved in a lawsuit with a customer that alleged it did not warn or stop the processing of $181,709 in fraudulent credit transactions from occurring.  The Company believes that the customer breached the Company’s processing agreement and that a security breach occurred because of the customer’s lack of controls over the login and password information utilized by the customer to process transactions resulting in the customer becoming a victim of a malware attack.  On March 24, 2016, the Company entered into a settlement agreement with Brightmoor Church and on March 28, 2016, the Company filed to dismiss the lawsuit for no consideration. The case was dismissed by Brightmoor Church on April 4, 2016.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, the Company filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, the Company re-filed a motion to dismiss the case.

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

The Company believes the claims are without merit and it is unlikely that a loss will be incurred; therefore the Company has not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible the Company may incur legal fees and losses in the future.

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

Note 15. Subsequent Events

On March 7, 2017, the Company agreed to provide up to $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note does not accrue until the earlier of May 31, 2017, the date of closing and funding the Company’s proposed acquisition of Singular Payments or the termination of a non-binding letter of intent regarding the proposed acquisition, or until such mutually agreed upon extended date. Thereafter, interest will accrue at a rate of ten percent per annum. Upon an event of default, interest will accrue at the maximum lawful rate or 15% per annum. The line of credit matures on November 1, 2019.

If the Singular Payments acquisition closes before interest accrues any unpaid principal amount will be offset against the cash portion of the purchase price. If the acquisition does not close on or before interest accrues, any unpaid principal amount plus interest will have to be paid in 30 equal monthly installments. The note may be prepaid in whole or in part at any time and without a penalty.

The line of credit is secured by a security agreement of the same date granting a first security interest over all of Singular Payment’s property, inventory, proceeds, intellectual property, among others, a membership interest pledge agreement over 100% of all Singular Payments, LLC membership interests, and a personal guaranty agreement by Vaden Landers, the sole owner of Singular Payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12, 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.30	Loan and Security Agreement, dated February 2, 2016, by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender. (Included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.31†	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.32	Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.33	Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.34	Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.35	Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.36	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.37	Line of Credit Promissory Note, dated March 7, 2017, by and between Singular Payments, LLC, as Borrower and Payment Data Systems, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.38	Security Agreement, dated March 7, 2017, by and between Singular Payments, LLC, as Debtor and Payment Data Systems, Inc., as Secured Party (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.39	Membership Interest Pledge Agreement, dated March 7, 2017, by and between Vaden Landers as Pledgor and Payment Data Systems, Inc. (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.40	Guaranty Agreement, dated March 7, 2017, by and between Vaden Landers as Guarantor and Payment Data Systems, Inc. (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.41	Independent Director Agreement, dated November 11, 2016, by and between Payment Data Systems, Inc. and Steve Huffman (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (included as exhibit 21.1. to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

23.1	Consent of Akin Doherty Klein & Feuge, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment has been granted for portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: April 6, 2017	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: April 6, 2017	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2017	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: April 6, 2017	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 6, 2017	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Executive Officer, and Director (Principal Executive Officer

Date: April 6, 2017	By:	/s/ Steve Huffman
Steve Huffman
Director

Date: April 6, 2017	By:	/s/ Miguel A. Chapa
Miguel A. Chapa
Director

