Form 10-Q
period 2017-03-31
PAYMENT DATA SYSTEMS INC
filed 2017-05-15
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2017
Common stock, $0.001 par value	11,829,645

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,618,305	$4,120,738
Accounts receivable, net	850,832	907,750
Settlement processing assets	34,138,949	43,851,311
Prepaid expenses and other	272,586	142,029
Note receivable	700,000	200,000
Current assets before restricted cash	39,580,672	49,221,828
Restricted cash	14,725,430	15,803,641
Total current assets	54,306,102	65,025,469

Property and equipment, net	2,516,801	2,494,510

Other assets:
Intangibles, net	132,114	172,899
Deferred tax asset	1,621,000	1,621,000
Other assets	229,571	200,808
Total other assets	1,982,685	1,994,707

Total assets	$58,805,588	$69,514,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$231,648	$145,044
Accrued expenses	807,821	703,322
Settlement processing obligations	34,138,949	43,851,311
Current liabilities before restricted cash	35,178,418	44,699,677
Restricted cash	14,725,430	15,803,641
Total current liabilities	49,903,848	60,503,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,449,249 and 12,392,288 issued, and 11,829,645 and 11,795,939 outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	181,874	181,818
Additional paid-in capital	63,913,124	63,881,365
Treasury stock, at cost; 619,604 and 596,349 shares at March 31, 2017 (unaudited) and December 31, 2016 respectively	(749,113)	(718,149)
Deferred compensation	(3,905,921)	(4,082,025)
Accumulated deficit	(50,538,224)	(50,251,641)
Total stockholders’ equity	8,901,740	9,011,368

Total liabilities and stockholders’ equity	$58,805,588	$69,514,686

See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenues	$2,810,744	$3,228,631

Operating expenses:
Cost of services	1,867,945	2,154,783
Selling, general and administrative:
Stock-based compensation	207,920	287,689
Other expenses	828,272	608,349
Depreciation and amortization	228,545	224,223
Total operating expenses	3,132,682	3,275,044

Operating income (loss)	(321,938)	(46,413)

Other income and (expense):
Interest income	33,816	22,011
Other income (expense)	1,539	(600)
Total other income and (expense), net	35,355	21,411

Income (loss) before income taxes	(286,583)	(25,002)
Income taxes	-	7,000

Net income (loss)	$(286,583)	$(32,002)

Basic earnings (loss) per common share:	$(0.03)	$0.00
Diluted earnings (loss) per common share:	$(0.03)	$0.00
Weighted average common shares outstanding
Basic	8,485,183	7,719,248
Diluted	8,485,183	7,719,248

See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Operating activities:
Net income (loss)	$(286,583)	$(32,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	187,760	183,437
Amortization	40,785	40,784
Non-cash stock based compensation	207,920	287,689
Issuance of stock to consultant	-	19,000
Changes in current assets and current liabilities:
Accounts receivable	56,918	122,858
Prepaid expenses and other	(130,557)	(177,806)
Other assets	(28,763)	599
Accounts payable and accrued expenses	191,103	15,180
Deferred revenues	-	12,500
Net cash provided by operating activities:	238,583	472,239

Investing activities:
Purchases of property and equipment	(210,052)	(107,954)
Note receivable	(500,000)	(200,000)
Net cash (used) by investing activities:	(710,052)	(307,954)

Financing activities:
Purchases of treasury stock	(30,964)	-
Net cash (used) by financing activities:	(30,964)	-

Change in cash and cash equivalents	(502,433)	164,285
Cash and cash equivalents, beginning of period	4,120,738	4,059,606

Cash and cash equivalents, end of period	$3,618,305	$4,223,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	$-	$7,000

See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 6, 2017. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful account losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2017 and December 31, 2016, the Company’s allowance for estimated doubtful accounts was $26,556 and $26,556, respectively.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the quarter ended March 31, 2017, the Company capitalized an additional $209,100.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2016 or during the three months ended March 31, 2017. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2017 the Company’s reserve for processing losses was $172,832 and was the same at December 31, 2016.

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

Note 2. Note(s) Receivable

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

Upon an event of default the interest rate under the loan and security agreement will rise to 18% per annum. As of March 31, 2017, the Company has not recorded an allowance for credit losses on this note receivable.

On March 7, 2017, the Company agreed to provide $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note does not accrue until the earlier of May 31, 2017, the date of closing and funding the Company’s proposed acquisition of Singular Payments or the termination of a non-binding letter of intent regarding the proposed acquisition, or until such mutually agreed upon extended date. Thereafter, interest will accrue at a rate of ten percent per annum. Upon an event of default, interest will accrue at the maximum lawful rate or 15% per annum. The line of credit matures on November 1, 2019.

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

The line of credit is secured by a security agreement of the same date granting a first security interest over all of Singular Payment’s property, inventory, proceeds, and intellectual property, among others, a membership interest pledge agreement over 100% of all Singular Payments, LLC membership interests, and a personal guaranty agreement by Vaden Landers, the sole owner of Singular Payments. As of March 31, 2017 the Company has not recorded an allowance for credit losses on this note receivable.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2017	December 31, 2016

Accrued commissions	$192,553	$221,837
Reserve for merchant losses	172,832	172,832
Other accrued expenses	326,124	192,769
Accrued taxes	39,722	38,469
Accrued salaries	76,590	77,415
Total accrued expenses	$807,821	$703,322

Note 4. Net Earnings (Loss) Per Share

Basic earnings per share (EPS) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(286,583)	$(32,002)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	8,485,183	7,719,248
Effect of dilutive securities	-	-
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	8,485,183	7,719,248
Basic earnings (loss) per common share	$(0.03)	$0.00
Diluted earnings (loss) per common share and common share equivalent	$(0.03)	$0.00

The awards and options to purchase shares of common stock that were outstanding at March 31, 2017 and 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive awards and options	3,357,831	4,325,676

Note 5. Income Taxes

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

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.7 million to reduce the other deferred tax assets. The Company will review the assessment of the deferred tax asset and valuation allowance for the period ending June 30, 2017.

At December 31, 2016, the company had available net operating loss carryforwards of approximately $40.2 million, which expire beginning in the year 2020. Approximately $0.1 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 6. Related Party Transactions

Nikole Killough

During the three months ending March 31, 2017 and the year ended December 31, 2016, the Company purchased a total of $0 and $2,250, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear.

Nikole Killough and Louis Hoch, the Company’s President and Chief Executive Officer, are each 50% owners of Angry Pug Sportswear.

Miguel Chapa

During the three months ending March 31, 2017 and the year ended December 31, 2016, the Company received $7,407 and $51,500, respectively, in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of the Company’s Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

Note 7. Legal Proceedings

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

The Company believes the claim is without merit and it is unlikely that a loss will be incurred; therefore the Company has not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible the Company may incur legal fees and losses in the future.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed April 6, 2017, including the audited consolidated financial statements and the notes contained therein.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH processing, credit, PINless debit, prepaid card, debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™.

We reported a net loss of $286,583 for the first quarter of 2017 and a net loss of $1,196,642 for year ended December 31, 2016. Our credit card transaction processing volume and credit card dollars processed in the first quarter of 2017 decreased 30% and 13%, respectively, over the same time period in 2016. The significant decrease in transaction volume was due to the exit of a fast-food retailer.

ACH (eCheck) transaction volume during first quarter of 2017 decreased 13% from the first quarter of 2016. Returned check transactions processed during first quarter of 2017 were down 6% over the same time period in 2016. Total dollars processed for the first quarter of 2017 exceeded $695 million.

Due to our strong sales pipeline, we believe the downward trend in ACH transactions processed will reverse in the second half of 2017 and early 2018. We also expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. Our prepaid credit card transactions should continue to grow and our recently implemented PINLess debit transactions should also continue to grow. We believe we will continue to maintain positive cash flows from operations, but it is possible that we will not regain profitability in 2017. We may incur future operating losses. To regain and sustain profitability, we must, among other things, grow and maintain our customer base, implement a successful marketing strategy, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors. We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market and (f) properly assimilate current and future acquisitions of companies and or customer portfolios. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and expand our operations without significantly increasing our fixed operating expenses.

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

For a summary of Critical Accounting Policies, please refer to the Notes to Interim Consolidated Financial Statements, Note 1. Basis of Presentation.

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

Revenues for the quarter ended March 31, 2017 decreased 13% to $2,810,744 as compared to $3,228,631 for the quarter ended March 31, 2016. The decrease for the quarter ended March 31, 2017, as compared to the same period in the prior year, was due to the decrease in the volume of ACH processing, credit card and return transactions processed, as well as a loss of some customers. The revenue decrease was somewhat offset by revenues from the new PINless debit product which was launched in October 2016 as well as debit card processing fees.

Cost of services decreased 13% to $1,867,945 for the quarter ended March 31, 2017, as compared to $2,154,783 for the same period in the prior year. The decrease for the quarter ended March 31, 2017, as compared to the same period in the prior year, was due to the decrease in the volume of ACH processing, credit card, and return transactions processed.

Stock-based compensation expenses were $207,920 and $287,689 for the quarters ended March 31, 2017 and March 31, 2016, respectively. The decreased stock-based compensation expense is due to cancelled and fully amortized stock grants. Stock-based compensation expenses primarily represent the amortization of deferred compensation expenses related to incentive stock awards granted to employees, executives and directors.

Other selling, general and administrative expenses increased 36% to $828,272 for the quarter ended March 31, 2017, as compared to $608,349 for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended March 31, 2016, is generally a result of higher salaries, higher investor relations and higher compliance costs.

Depreciation and amortization totaled $228,545 for the quarter ended March 31, 2017, compared to depreciation and amortization of $224,223 for the same period in the prior year.

Other income (expense), net were incomes of $35,355 and $21,411 for the quarters ended March 31, 2017 and March 31, 2016, respectively. Interest income was $33,816 and $22,011, for the quarters ended March 31, 2017 and March 31, 2016, respectively. The increase in interest for the quarter, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.

We reported net loss of $286,583 for the quarter ended March 31, 2017, as compared to net loss of $32,002 for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2017, we had $3,618,305 of cash and cash equivalents, as compared to $4,120,738 of cash and cash equivalents at December 31, 2016. The decrease in cash for the three months ended March 31, 2017 was primarily due to investment in capital projects and notes receivable issuances offset by cash generated from operations.

We reported net loss of $286,583 for March 31, 2017 and a net loss of $1,196,642 for year ended December 31, 2016 and we have an accumulated deficit of $50,538,224 at March 31, 2017. Additionally, we reported working capital of $4,402,254 and $4,522,151 at March 31, 2017 and December 31, 2016, respectively.

Net cash provided by operating activities was $238,583 and $472,239 for the three months ended March 31, 2017 and 2016, respectively. The decrease in net cash provided by operating activities for the three months ended March 31, 2017 as compared to the same period in the prior year, was attributable to a higher net loss.

Net cash used by investing activities was ($710,052) for the three months ended March 31, 2017, as compared to net cash used by investing activities of ($307,954) for the same period in the prior year. The increase in net cash used for investing activities was primarily due to $500,000 loaned to Singular Payments, LLC on March 7, 2017 and a higher level of capital expenditures. Net cash used by financing activities was $30,964 and $0, respectively for the three months ended March 31, 2017 and March 31, 2016.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2017 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe this claim is without merit and it is unlikely that a loss will be incurred. Therefore we have not accrued for a potential loss. However, the outcome of the dispute is still uncertain and it is possible we may incur legal fees and losses in the future.

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

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 06, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances of unregistered equity securities during the quarter ended March 31, 2017.

Item 3. DEFAULTS UPON SENIOR SECUTITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION

On May 5, 2017, our Board of Directors appointed Bradley Rollins as a member of our Board of Directors. Mr. Rollins will serve as a member of our Audit, Compensation, and Nominating and Corporate Governance Committees.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Amended and Restated 1999 Employee Comprehensive Stock Plan (included as exhibit 4.1 to the Form S-8 filed May 25, 2006, and incorporated herein by reference).

4.2	Amended and Restated 1999 Non-Employee Director Plan (included as exhibit 10.2 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.3	Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

10.1	Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement between the Company and Network 1 Financial, Inc. (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5	Stock Purchase Agreement between the Company and Robert D. Evans, dated January 18, 2007 (included as exhibit 10.1 to the Form 8-K filed January 23, 2007, and incorporated herein by reference).

10.6	Stock Purchase Agreement between the Company and Robert D. Evans, dated March 1, 2007 (included as exhibit 10.1 to the Form 8-K filed March 5, 2007, and incorporated herein by reference).

10.7	First Amendment to Employment Agreement between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.8	First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.9	Second Amendment to Employment Agreement between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.11	Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12	Third Amendment to Employment Agreement between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.15	Fourth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.16	Confidential Compromise Settlement Agreement and Full and Final Release by and between FiCentive, Inc. and SmartCard Marketing Systems, Inc., dated November 20, 2012 (included as exhibit 10.1 to the Form 8-K filed November 28, 2012).

10.17	First Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.18	Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.19	Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.20	Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.21	Transition Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.22	Employment Agreement, dated December 23, 2014, by and between Payment Data Systems, Inc. and Houston Frost (included as exhibit 10.3 to the Form 8-K filed December 23, 2014, and incorporated herein by reference).

10.23	Employment Agreement, dated March 3, 2015, by and between Payment Data Systems, Inc. and Habib Yunus (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.24	Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.25	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.26	Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.27	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Kirk Taylor (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.28	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Dr. Peter Kirby (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.29	Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.30	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.31†	Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.32	Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.33	Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.34	Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.35	Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.36	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.37	Line of Credit Promissory Note, dated March 7, 2017, by and between Singular Payments, LLC, as Borrower and Payment Data Systems, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.38	Security Agreement, dated March 7, 2017, by and between Singular Payments, LLC, as Debtor and Payment Data Systems, Inc., as Secured Party (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.39	Membership Interest Pledge Agreement, dated March 7, 2017, by and between Vaden Landers as Pledgor and Payment Data Systems, Inc. (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.40	Guaranty Agreement, dated March 7, 2017, by and between Vaden Landers as Guarantor and Payment Data Systems, Inc. (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.41	Independent Director Agreement, dated November 11, 2016, by and between Payment Data Systems, Inc. and Steve Huffman (included as exhibit 10.41 to the annual report on Form 10-K filed April 6, 2017, and incorporated herein by reference).

10.42	Independent Director Agreement, dated May 5, 2017, by and between Payment Data Systems, Inc. and Bradley Rollins (included as exhibit 10.1 to the Form 8-K filed May 11, 2017, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1	Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment has been granted for portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: May 15, 2017	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)