Form 10-Q
period 2017-06-30
PAYMENT DATA SYSTEMS INC
filed 2017-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number:000-30152
PAYMENT DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 San Pedro, Ste. 120, San Antonio, TX	78216
(Address of principal executive offices)	(Zip Code)
(210) 249-4100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging Growth Company [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [X] No
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2017
Common stock, $0.001 par value	11,790,558

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,226,451	$4,120,738
Accounts receivable, net	882,103	907,750
Settlement processing assets	36,551,837	43,851,311
Prepaid expenses and other	228,739	142,029
Notes receivable	700,000	200,000
Current assets before restricted cash	41,589,130	49,221,828
Restricted cash	14,952,520	15,803,641
Total current assets	56,541,650	65,025,469

Property and equipment, net	2,418,688	2,494,510

Other assets:
Intangibles, net	91,329	172,899
Deferred tax asset	1,621,000	1,621,000
Other assets	223,375	200,808
Total other assets	1,935,704	1,994,707

Total assets	$60,896,042	$69,514,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$135,680	$145,044
Accrued expenses	733,417	703,322
Settlement processing obligations	36,551,837	43,851,311
Current liabilities before restricted cash	37,420,934	44,699,677
Restricted cash	14,952,520	15,803,641
Total current liabilities	52,373,454	60,503,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,460,932 and 12,392,288 issued, and 11,790,558 and 11,795,939 outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	181,886	181,818
Additional paid-in capital	63,970,168	63,881,365
Treasury stock, at cost; 670,374 and 596,349 shares at June 30, 2017 (unaudited) and December 31, 2016, respectively	(827,088)	(718,149)
Deferred compensation	(3,729,817)	(4,082,025)
Accumulated deficit	(51,072,561)	(50,251,641)
Total stockholders’ equity	8,522,588	9,011,368

Total liabilities and stockholders’ equity	$60,896,042	$69,514,686
See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$2,550,441	$2,890,060	$5,361,185	$6,118,691

Operating expenses:
Cost of services	1,854,406	2,034,439	3,722,351	4,189,222
Selling, general and administrative:
Stock-based compensation	217,759	283,747	425,679	571,436
Other expenses	799,740	801,540	1,628,012	1,409,889
Depreciation and amortization	227,273	225,554	455,818	449,777
Total operating expenses	3,099,178	3,345,280	6,231,860	6,620,324

Operating income (loss)	(548,737)	(455,220)	(870,675)	(501,633)

Other income and (expense):
Interest income	38,730	24,974	72,546	46,985
Other income (expense)	(2,653)	98,279	(1,114)	97,679
Total other income and (expense), net	36,077	123,253	71,432	144,664

Income (loss) before income taxes	(512,660)	(331,967)	(799,243)	(356,969)
Income taxes	21,677	23,334	21,677	30,334

Net income (loss)	$(534,337)	$(355,301)	$(820,920)	$(387,303)

Basic earnings per common share:	$(0.06)	$(0.05)	$(0.10)	$(0.05)
Diluted earnings per common share:	$(0.06)	$(0.05)	$(0.10)	$(0.05)
Weighted average common shares outstanding
Basic	8,471,494	7,738,759	8,478,339	7,729,003
Diluted	8,471,494	7,738,759	8,478,339	7,729,003
See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(820,920)	$(387,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	374,249	368,208
Amortization	81,569	81,569
Non-cash stock based compensation	425,679	571,436
Issuance of stock to consultant	15,400	34,300
Changes in current assets and current liabilities:
Accounts receivable	25,647	65,148
Prepaid expenses and other	(86,710)	(68,298)
Other assets	(22,567)	551
Accounts payable and accrued expenses	20,731	(41,325)
Deferred revenue	—	33,000
Net cash provided by operating activities:	13,078	657,286

Investing activities:
Purchases of property and equipment	(298,426)	(138,487)
Notes receivable	(500,000)	(200,000)
Net cash (used) by investing activities:	(798,426)	(338,487)

Financing activities:
Purchases of treasury stock	(108,939)	—
Net cash (used) by financing activities:	(108,939)	—

Change in cash and cash equivalents	(894,287)	318,799
Cash and cash equivalents, beginning of period	4,120,738	4,059,606

Cash and cash equivalents, end of period	$3,226,451	$4,378,405

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	—	—
Income taxes	$21,677	62,184
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
Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful account losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2017 and December 31, 2016, the Company’s allowance for estimated doubtful accounts was $26,556 and $26,556, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the six months ended June 30, 2017, the Company capitalized $196,854 of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2016 or during the six months ended June 30, 2017. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2017, the Company’s reserve for processing losses was $172,832 and was unchanged from December 31, 2016.

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update,  ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)"  and a subsequent amendment to the standard in March 2016,  ASU 2016-08 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net)." The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently reviewing gross versus net reporting pronouncements and evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

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

Note 2. Notes Receivable

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

Upon an event of default the interest rate under the loan and security agreement will rise to 18% per annum. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go has until August 16, 2017 to cure the payment default.  If C2Go does not make the payment at that time, the Company may choose to pursue its security interest in the Note, which was secured against C2Go's assets. The Company is in ongoing discussions with C2Go regarding the payment due on the note. C2Go has indicated there are ongoing discussions with an investor to raise money to cover the principal and the unpaid interest. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2017, the Company has not recorded a loss reserve on the note receivable.

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

If the Singular Payments acquisition closes before interest accrues, any unpaid principal amount will be offset against the cash portion of the purchase price. If the acquisition does not close on or before interest accrues, any unpaid principal amount plus interest will have to be paid in 30 equal monthly installments. The note may be prepaid in whole or in part at any time and without a penalty.

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

The term of the line of credit and letter of intent were extended on May 30, 2017 (through August 1, 2017) and subsequently, on August 2, 2017 (through August 31, 2017). In addition, the loan was increased to $600,000 on August 2, 2017. As of June 30, 2017, the Company has not recorded an allowance for credit losses on this note receivable.

Note 3. Accrued Expenses
Accrued expenses consisted of the following balances:

	June 30, 2017	December 31, 2016

Accrued commissions	$187,994	$221,837
Reserve for merchant losses	172,832	172,832
Other accrued expenses	322,336	192,769
Accrued taxes	17,753	38,469
Accrued salaries	32,502	77,415
Total accrued expenses	$733,417	$703,322

Note 4. Net Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(534,337)	$(355,301)	$(820,920)	$(387,303)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	8,471,494	7,738,759	8,478,339	7,729,003
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	8,471,494	7,738,759	8,478,339	7,729,003
Basic earnings (loss) per common share	$(0.06)	$(0.05)	$(0.10)	$(0.05)
Diluted earnings (loss) per common share and common share equivalent	$(0.06)	$(0.05)	$(0.10)	$(0.05)
The awards and options to purchase shares of common stock that were outstanding at June 30, 2017 and June 30, 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2017	2016
Anti-dilutive awards and options	3,352,831	4,325,711

Note 5. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax basis of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

The Company has recognized a deferred tax asset of $1.6 million and has recorded a valuation allowance of $12.7 million to reduce the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate a change to the valuation allowance may be warranted.

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

Note 6. Related Party Transactions
Nikole Killough
During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company purchased a total of $0 and $2,250, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear.

Nikole Killough and Louis Hoch, the Company’s President and Chief Executive Officer, are each 50% owners of Angry Pug Sportswear.

Miguel Chapa
During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company received $7,407 and $51,500, respectively, in revenue from Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Miguel Chapa, a member of the Company’s Board of Directors, is an owner in Club Rio Maroc Bar, Lush Rooftop, and Nirvana Bar and Rock. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

Note 7. Legal Proceedings
On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, the Company filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, the Company re-filed a motion to dismiss the case. On May 18, 2017, the court held a hearing on the motion to dismiss. The court's decision is still pending.

The Company believes the claim is without merit and it is unlikely that a loss will be incurred; therefore, the Company has not accrued for a potential loss. However, the outcomes of the disputes are still uncertain and it is possible the Company may incur legal fees and losses in the future.

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
Overview
We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, Pinless debit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay™.
We reported a net loss of $820,920 for the six months ended June 30, 2017 and a net loss of $387,303 for the six months ended June 30, 2016. Second quarter 2017 credit card processing (transaction) volumes processed were down 46% over the second quarter of 2016.  Credit card dollars processed during the second quarter of 2017 decreased 5% compared to the same time period in 2016. The major reason for the decline was the exit of a large fast food retailer that was a low margin business.
ACH (eCheck) volumes during the second quarter of 2017 were down 15% over the same time period in 2016. Returned Check transactions processed during the second quarter of 2017 were down 12% over the same period in 2016. Total dollars processed for the second quarter of 2017 exceeded $613 million. The major reason for the decreases in ACH and returned check transactions was the sale of a customer portfolio. The same customer is building a new portfolio of customers and expects to recover the volume in the future.
Due to our strong sales pipeline, we believe the downward trend in ACH transactions processed will improve in the fourth quarter of 2017 and early 2018. We also expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. Our prepaid credit card transactions should continue to grow and our recently implemented PIN-less debit transactions should also grow.
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
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) properly assimilate current and future acquisitions of companies and or customer portfolios. Accordingly, we intend to focus on customer acquisition activities and outsource some of our processing services to third parties to allow us to maintain an efficient operating infrastructure and to expand our operations without significantly increasing our fixed operating expenses.

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
For a summary of Critical Accounting Policies, please refer to the Notes to Interim Consolidated Financial Statements, Note 1, Basis of Presentation.
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

Revenues for the quarter ended June 30, 2017 decreased 11.8% to $2,550,441, as compared to $2,890,060 for the quarter ended June 30, 2016. Revenues for the six months ended June 30, 2017 decreased 12.4% to $5,361,185, as compared to $6,118,691 for the six months ended June 30, 2016. The decrease for the quarter and six months ended June 30, 2017, as compared to the same periods in the prior year, was due to the decreases in the volume of ACH processing transactions, and return transactions processed primarily due to a customer selling a portion of their portfolio and starting the process to rebuild their portfolio.
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
Cost of services decreased 8.8% to $1,854,406 for the quarter ended June 30, 2017, as compared to $2,034,439 for the same period in the prior year. Cost of services decreased 11.1% to $3,722,351 for the six months ended June 30, 2017, as compared to $4,189,222 for the same period in the prior year. The decrease for the quarter and six months ended June 30, 2017, as compared to the same periods in the prior year, was primarily due to the decrease in the volume of ACH processing transactions, and return transactions processed.
Stock-based Compensation
Stock-based compensation expenses were $217,759 and $283,747 for the quarters ended June 30, 2017 and June 30, 2016, respectively. Stock-based compensation expenses were $425,679 and $571,436 for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in stock-based compensation expense is due to shares that vested or were canceled in December 2016 that are fully amortized.

Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses decreased 0.2% to $799,740 for the quarter ended June 30, 2017, as compared to $801,540 for the same period in the prior year. Other selling, general and administrative expenses increased 15% to $1,628,012 the six months ended June 30, 2017, as compared to $1,409,889 for the same period in the prior year. The increase in other selling, general and administrative expenses for the six months ended June 30, 2017, as compared to the same period in the prior year, represented an increase in advertising, marketing, press releases and legal expenses.
Depreciation and Amortization
Depreciation and amortization totaled $227,273 for the quarter ended June 30, 2017, compared to depreciation and amortization of $225,554 for the same period in 2016. Depreciation and amortization totaled $455,818 for the six months ended June 30, 2017, compared to depreciation and amortization of $449,777 for the same period in the prior year.
Other Income (Expense)
Other income (expense) netted income of $36,077 and $71,432 for the quarter and six months ended June 30, 2017 compared to incomes of $123,253 and $144,664 for the quarter and six months ended June 30, 2016, respectively. The decrease in income for the quarter and six months, as compared to the same periods in the prior year is primarily due to the settlement of a legal case in 2016 in our favor resulting in $97,493 of other income.
Interest income was $38,730 and $24,974, for the quarters ended June 30, 2017 and June 30, 2016, respectively. The increase in interest for the quarter, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances. Interest income was $72,546 and $46,985, for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in interest for the six months, as compared to the same period in the prior year was primarily due to the increase in interest earned on higher cash balances.
We reported a net loss of $534,337 and $820,920 for the quarter and six months ended June 30, 2017, as compared to a net loss of $355,301 and $387,303 for the same periods in the prior year.
Liquidity and Capital Resources
At June 30, 2017, we had $3,226,451 of cash and cash equivalents, as compared to $4,120,738 of cash and cash equivalents at December 31, 2016. The decrease in cash for the six months ended June 30, 2017 was primarily due to a note receivable issued related to the potential Singular transaction and continued capital investments related to prepaid card technologies.
We reported a net loss of $820,920 for the six months ended June 30, 2017 and a net loss of $387,303 for the six months ended June 30, 2016. At June 30, 2017, we have an accumulated deficit of $51,072,561. Additionally, we have working capital of $4,168,196 and $4,522,151 at June 30, 2017 and June 30, 2016, respectively.
Net cash provided by operating activities was $13,078 and $657,286 for the six months ended 2017 and 2016, respectively. The decrease in net cash provided by operating activities for the six months ended June 30, 2017 as compared to the same period in the prior year was attributable to a higher net operating loss and lower revenues.
Net cash used by investing activities was $798,426 for the six months ended June 30, 2017, as compared to net cash used by investing activities of $338,487 for the same period in the prior year; the increase in net cash used for investing activities was due to increased software capitalization and the Singular Payment LLC note receivable. Net cash used by financing activities was $108,939 for the six months ended June 30, 2017 and $0 for the six months ended June 30, 2016. The financing activities represented treasury stock purchases.
On February 2, 2016, we, through our wholly-owned subsidiary FiCentive, Inc., loaned C2Go, Inc. $200,000. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go has until August 16, 2017 to cure the payment default.  If C2Go does not make the payment at that time, we may choose to pursue our security interest in the Note, which was secured against C2Go's assets.  We do not know at this time if we can recover sufficient funds from pursuing our security interest against C2Go to cover the full amount of principal, interest and collection costs. We are in ongoing discussions with C2Go regarding the payment due on the note. C2Go has indicated there are ongoing discussions with an investor to raise money to cover the principal and the unpaid interest. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2017, we have not recorded a loss reserve on the note receivable.

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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, we filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, we re-filed a motion to dismiss the case. On May 18, 2017, the court held a hearing on the motion to dismiss. The court's decision is still pending.

We believe this claim is without merit and it is unlikely that a loss will be incurred. Therefore, we have not accrued for a potential loss. However, the outcome of the dispute is still uncertain and it is possible we may incur legal fees and losses in the future.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
On May 15, 2017, we issued 10,000 shares of unregistered equity securities valued at $1.54 per share to a consultant for investor relations services.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the six months ended June 30, 2017, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 1 - 31, 2017	23,262	$1.33	23,262	$537,281
April 1 - 30, 2017	4,000	$1.54	4,000	$531,107
May 1 - 31, 2017	29,751	$1.72	29,751	$479,842
June 1 - 30, 2017	17,019	$1.22	17,019	$459,000
Total	74,032	$1.47	74,032	$459,000

Item 3. Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.
As disclosed previously, we extended a line of credit and note receivable related to the potential acquisition of Singular Payments, LLC. The term of the note receivable was extended on August 2, 2017 through August 31, 2017 and the amount of the note receivable was increased to $600,000 due to the extended time needed to complete due diligence and finalize the transaction. Similarly, the term of the letter of intent with Singular Payments, LLC for the acquisition of all membership interests in Singular Payments, LLC by us was extended through August 31, 2017.
On February 2, 2016, we, through our wholly-owned subsidiary FiCentive, Inc., loaned C2Go, Inc. $200,000. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go has until August 16, 2017 to cure the payment default.  If C2Go does not make the payment at that time, we may choose to pursue our security interest in the Note, which was secured against C2Go's assets.  We do not know at this time if we can recover sufficient funds from pursuing our security interest against C2Go to cover the full amount of principal, interest and collection costs. We are in ongoing discussions with C2Go regarding the payment due on the note. C2Go has indicated there are ongoing discussions with an investor to raise money to cover the principal and the unpaid interest. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of August 11, 2017, we have not recorded a loss reserve on the note receivable.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.3	Articles of Amendment to the Amended and Restated By-laws (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

10.1
Lease Agreement by and between the Company and Frost National Bank, Trustee for a Designated Trust, dated August 22, 2003 (included as exhibit 10.3 to the Form 10-Q filed November 14, 2003, and incorporated herein by reference).

10.2	Employment Agreement by and between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.3	Employment Agreement by and between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.4	Affiliate Office Agreement by and between the Company and Network 1 Financial, Inc (included as exhibit 10.11 to the Form SB-2 filed April 28, 2004, and incorporated herein by reference).

10.5
First Amendment to Employment Agreement by and between the Company and Michael R. Long, dated November 12, 2009 (included as exhibit 10.15 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.6
First Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.7
Second Amendment to Employment Agreement by and between the Company and Michael R. Long, dated April 12, 2010 (included as exhibit 10.16 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.8
Second Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.9
Bank Sponsorship Agreement by and between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.10
Third Amendment to Employment Agreement by and between the Company and Michael R. Long, dated January 14, 2011 (included as exhibit 10.19 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.11
Third Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.12
Fourth Amendment to Employment Agreement by and between the Company and Michael R. Long, dated July 2, 2012 (included as exhibit 10.18 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.13
Fourth Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated July 2, 2012 (included as exhibit 10.19 to the Form 10-Q filed August 20, 2012, and incorporated herein by reference).

10.14
First Amendment to Lease Agreement dated August 22, 2003 by and between the Company and Frost National Bank, Trustee for a Designated Trust, dated February 6, 2006 (included as exhibit 10.17 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

10.15
Second Amendment to Lease Agreement, dated August 22, 2003, by and between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

10.16
Third Amendment to Lease Agreement dated August 22, 2003 by and between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013, and incorporated herein by reference).

10.17
Asset Purchase Agreement by and between Akimbo Financial, Inc. and the Company, dated December 22, 2014 (included as exhibit 10.1 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.18
Transition Agreement by and between Akimbo Financial, Inc. and the Company, dated December 22, 2014 (included as exhibit 10.2 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.19	Employment Agreement by and between the Company and Houston Frost, dated December 23, 2014 (included as exhibit 10.3 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.20	Employment Agreement by and between the Company and Habib Yunus, dated March 3, 2015 (included as exhibit 10.1 to the Form 8-K filed March 6, 2015, and incorporated herein by reference).

10.21
Fourth Amendment to Lease Agreement, dated August 22, 2003, by and the Company and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12, 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.22	Lease Agreement by and between FiCentive, Inc. and Domicilio OC, LLC, dated February 12, 2015 (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.23
Bank Sponsorship Agreement by and between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.24	2015 Equity Incentive Plan (included as appendix B to the Schedule 14A filed June 15, 2015, and incorporated herein by reference).

10.25
Independent Director Agreement by and between the Company and Kirk Taylor, dated April 24, 2015 (included as exhibit 10.27 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.26
Independent Director Agreement by and between the Company and Dr. Peter Kirby, dated April 24, 2015 (included as exhibit 10.28 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.27
Independent Director Agreement by and between the Company and Miguel A. Chapa, dated April 24, 2015 (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.28
Loan and Security Agreement by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender, dated February 2, 2016 (Included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.29†
Card Marketing and Processing Agreement by and between FiCentive, Inc. and C2Go, Inc., dated February 2, 2016 (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.30
Fifth Amendment to Employment Agreement by and between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.31
Fifth Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.32
Sixth Amendment to Employment Agreement by and between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.33
Sixth Amendment to Employment Agreement by and between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.34
Employment Agreement by and between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.35
Line of Credit Promissory Note by and between Singular Payments, LLC, as Borrower, and the Company, as Lender, dated March 7, 2017 (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.36
Security Agreement by and between Singular Payments, LLC, as Debtor, and the Company, as Secured Party, dated March 7, 2017 (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.37
Membership Interest Pledge Agreement by and between Vaden Landers, as Pledgor, and the Company, as Lender, dated March 7, 2017 (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.38
Guaranty Agreement by and between Vaden Landers, as Borrower, and the Company, as Lender, dated March 7, 2017 (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.39
Separation and Release of Claims Agreement by and between the Company and Habib Yunus, dated March 17, 2017 (included as exhibit 10.1 to the Form 8-K filed March 23, 2017, and incorporated herein by reference).

10.40
Independent Director Agreement by and between the Company and Steve Huffman, dated November 11, 2016 (included as exhibit 10.41 to the Form 10-K filed April 6, 2017, and incorporated herein by reference).

10.41	Independent Director Agreement by and between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K filed May 11, 2017, and incorporated herein by reference).

10.42
Amendment No. 1 to the Line of Credit Promissory Note by and between the Company and Singular Payments, LLC, dated June 6, 2017 (included as exhibit 10.1 to the Form 8-K filed June 8, 2017, and incorporated herein by reference).

10.43
First Amended and Restated Line of Credit Promissory Note by and between the Company and Singular Payments, LLC, dated August 2, 2017 (included as exhibit 10.1 to the Form 8-K filed August 7, 2017, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC

Date: August 14, 2017	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)