Form 10-Q
period 2017-09-30
PAYMENT DATA SYSTEMS INC
filed 2017-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Emerging Growth Company [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [X] No
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2017
Common stock, $0.001 par value	13,615,343

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,199,849	$4,120,738
Accounts receivable, net	805,350	907,750
Settlement processing assets	31,521,290	43,851,311
Prepaid expenses and other	226,812	142,029
Notes receivable	200,000	200,000
Current assets before restricted cash	34,953,301	49,221,828
Restricted cash	14,908,900	15,803,641
Total current assets	49,862,201	65,025,469

Property and equipment, net	2,274,201	2,494,510

Other assets:
Intangibles, net	4,967,212	172,899
Deferred tax asset	1,621,000	1,621,000
Other assets	136,368	200,808
Total other assets	6,724,580	1,994,707

Total assets	$58,860,982	$69,514,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$185,770	$145,044
Accrued expenses	882,696	703,322
Settlement processing obligations	31,521,290	43,851,311
Current liabilities before restricted cash	32,589,756	44,699,677
Restricted cash	14,908,900	15,803,641
Total current liabilities	47,498,656	60,503,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 14,286,084 and 12,392,288 issued, and 13,615,343 and 11,795,939 outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	183,711	181,818
Additional paid-in capital	68,147,195	63,881,365
Treasury stock, at cost; 670,741 and 596,349 shares at September 30, 2017 (unaudited) and December 31, 2016, respectively	(827,531)	(718,149)
Deferred compensation	(4,178,463)	(4,082,025)
Accumulated deficit	(51,962,586)	(50,251,641)
Total stockholders’ equity	11,362,326	9,011,368

Total liabilities and stockholders’ equity	$58,860,982	$69,514,686
See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Revenues	$3,588,853	$3,067,335	$8,950,038	$9,186,027

Operating expenses:
Cost of services	2,764,236	2,101,850	6,486,587	6,291,072
Selling, general and administrative:
Stock-based compensation	230,206	264,154	655,885	835,590
Cancellation of stock-based compensation	—	(44,875)	—	(44,875)
Other expenses	1,172,021	1,095,344	2,800,033	2,505,233
Depreciation and amortization	314,789	225,759	770,607	675,536
Total operating expenses	4,481,252	3,642,232	10,713,112	10,262,556

Operating (loss)	(892,399)	(574,897)	(1,763,074)	(1,076,529)

Other income and (expense):
Interest income	16,381	25,754	88,927	72,739
Other income (expense)	993	(480)	(121)	97,199
Other income and (expense), net	17,374	25,274	88,806	169,938

Income (loss) before income taxes	(875,025)	(549,623)	(1,674,268)	(906,591)
Income taxes	15,000	16,334	36,677	46,668

Net (loss)	$(890,025)	$(565,957)	$(1,710,945)	$(953,259)

Basic earnings (loss) per common share:	$(0.10)	$(0.07)	$(0.20)	$(0.12)
Diluted earnings (loss)per common share:	$(0.10)	$(0.07)	$(0.20)	$(0.12)
Weighted average common shares outstanding
Basic	8,954,831	7,819,608	8,637,169	7,759,205
Diluted	8,954,831	7,819,608	8,637,169	7,759,205
See notes to condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017		2016
Operating activities:
Net (loss)	$(1,710,945)		$(953,259)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	564,920		553,182
Amortization	205,687		122,354
Bad debt expense	71,667		—
Non-cash stock based compensation	655,885		835,590
Cancellation of non-cash stock based compensation	—		(44,875)
Issuance of stock to consultant	15,400		34,300
Changes in current assets and current liabilities:
Accounts receivable	30,733		134,178
Prepaid expenses and other	(84,783)		(29,826)
Other assets	64,440		3,103
Accounts payable and accrued expenses	220,100		(69,166)
Deferred revenue	—		—
Net cash provided by operating activities	33,104		585,581

Investing activities:
Purchases of property and equipment	(344,611)		(151,597)
Purchase of Singular Payments, LLC	(900,000)		—
Notes receivable	(600,000)		(200,000)
Net cash (used) by investing activities	(1,844,611)		(351,597)

Financing activities:
Purchases of treasury stock	(109,382)		—
Net cash (used) by financing activities	(109,382)		—

Change in cash and cash equivalents	(1,920,889)		233,984
Cash and cash equivalents, beginning of period	4,120,738		4,059,606

Cash and cash equivalents, end of period	$2,199,849		$4,293,590

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	—	—	—
Income taxes	$21,677		—
Non-cash transactions:
Non-cash purchase of Singular Payments, LLC	$3,500,000	3,500,000	—
Issuance of deferred compensation to Vaden Landers	$630,000	630,000	—
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
Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful account losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2017 and December 31, 2016, the Company’s allowance for estimated doubtful accounts was $61,558 and $26,556, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the nine months ended September 30, 2017, the Company capitalized $243,039 of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets periodically, or at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2016 or during the nine months ended September 30, 2017.

Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2017, the Company’s reserve for processing losses was $172,832 and was unchanged from December 31, 2016.

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

Note 2.  Acquisition of Singular Payments, LLC.

On September 1, 2017, the Company entered into a membership interest purchase agreement with Singular Payments, LLC (“Singular”), a Florida limited liability company in the business of credit card processing, pursuant to which the Company agreed to purchase all of the membership interest in Singular Payments, LLC. The aggregate purchase was $5,000,000 and consisted of a cash payment of $1,500,000 at closing, minus the balance on the outstanding note receivable of $600,000 and subject to adjustment based on net working capital, and $3,500,000 in shares of common stock, or 1,515,152 shares of the Company's common stock, $0.001 par value per share, valued at $2.31 per share. Such shares are unregistered and subject to a lock-up agreement of 24 months.

The final number of shares issued, and the related value per each such share, was determined using the volume-weighted average daily closing price for the shares of common stock for the 5 business days immediately preceding September 1, 2017, or $2.31

The purchase price was allocated to the net assets acquired based upon their estimated fair values as follows:

Customer list	$5,000,000
Total	$5,000,000

The unaudited proforma results including the effects of the Singular Payments acquisition as if it had been consummated on January 1, 2016 will be included in a Form 8-K/A to be filed on or before November 17, 2017.

Note 3. Notes Receivable

On February 2, 2016, the Company entered into a loan and security agreement with C2Go, Inc., a Nevada corporation, pursuant to which the Company agreed to loan a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months. C2Go’s obligations under the loan and security agreement are secured by a first lien on all assets of C2Go. The debt is senior, and any future debt incurred by C2Go must be subordinated to the debt of the loan and security agreement. Upon maturity of the debt, C2Go was required to issue to the Company 5% of the issued and outstanding shares of common stock of C2Go as of the date of issuance, on a fully diluted basis, giving effect to any convertible securities, warrants, etc., such shares being validly issued, fully-paid and non-assessable shares for no additional consideration. C2Go defaulted on the Note, therefore the interest rate under the loan and security agreement rose to 18% per annum. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go had until August 16, 2017 to cure the payment default.  The default was not cured. On August 28, 2017, our wholly-owned subsidiary, FiCentive, Inc. filed a lawsuit against C2Go, Inc, alleging multiple defaults of our mutual loan and security agreement. The case is pending in Bexar County, San Antonio, TX. The Company is in ongoing settlement discussions with C2Go regarding the payment due on the note. C2Go has brought forward an investor interested in buying out the Note via extended payment terms to cover the principal. However, the Company has not reached a final agreement with this investor. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of September 30, 2017, the Company has not recorded a loss reserve on the note receivable. At September 30, 2017, the Company wrote off the accrued interest of $31,667 previously recognized on the C2Go note receivable.

On March 7, 2017, the Company agreed to provide $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note did not accrue until the earlier of August 31, 2017, the date of closing and funding the Company’s proposed acquisition of Singular Payments or the termination of a non-binding letter of intent regarding the proposed acquisition, or until such mutually agreed upon extended date. The loan was increased to $600,000 on August 2, 2017. The Singular Payments, LLC acquisition closed on September 1, 2017. The note receivable was applied to the cash purchase price as part of the Purchase Agreement.

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	September 30, 2017	December 31, 2016

Accrued commissions	$195,099	$221,837
Reserve for merchant losses	172,832	172,832
Other accrued expenses	358,728	192,769
Accrued taxes	34,057	38,469
Accrued salaries	121,980	77,415
Total accrued expenses	$882,696	$703,322

Note 5. Net Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	(890,025)	(565,957)	(1,710,945)	(953,259)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	8,954,831	7,819,608	8,637,169	7,759,205
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	8,954,831	7,819,608	8,637,169	7,759,205
Basic earnings (loss) per common share	$(0.10)	$(0.07)	$(0.20)	$(0.12)
Diluted earnings (loss) per common share and common share equivalent	$(0.10)	$(0.07)	$(0.20)	$(0.12)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2017 and September 30, 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2017	2016
Anti-dilutive awards and options	3,433,543	4,377,182

Note 6. Income Taxes
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

Note 7. Related Party Transactions
Nikole Killough
During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company purchased a total of $1,826 and $2,250, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Nikole Killough and Louis Hoch, the Company’s President and Chief Executive Officer, are each 50% owners of Angry Pug Sportswear.

Miguel Chapa
During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company received $21,907 and $51,500, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is a managing member of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is a minority owner in Lush Rooftop.

Note 7. Legal Proceedings
On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by the Company’s Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, the Company filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, the Company re-filed a motion to dismiss the case. On October 7, 2017, the court granted a full dismissal of all claims.

On August 28, 2017, our wholly-owned subsidiary, FiCentive, Inc. filed a lawsuit against C2Go, Inc. alleging multiple defaults of our mutual Loan and Security agreement executed February 2, 2016. The case is still pending in Bexar County, San Antonio, TX. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017. We are in ongoing settlement discussions with C2Go abnd their investor to pay the principal. Hower, we have not reached a final agreement with this investor and or C2Go, Inc. There are no assurances that we will be able to recover the $200,000 principal and or the interest tha is due nor are there assurances there will be any assets for us to recover form our lien on all the assets of C2Go, Inc. if any settlement is not achieved.

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
On September 1, 2017, we closed the acquisition of Singular Payments, LLC. Singular Payments is a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple to use electronic bill payment presentment and payment platform which allows merchants to streamline the costly and labor intensive process of invoicing and collections.
We reported a net loss of $1,710,945 for the nine months ended September 30, 2017 and a net loss of $953,259 for the nine months ended September 30, 2016.
Third quarter 2017 credit card processing (transaction) volumes processed were up 33% over the third quarter of 2016.  Credit card dollars processed during the third quarter of 2017 increased 77% compared to the same time period in 2016. Sequentially, credit card transactions processed were up 138% versus the second quarter of 2017 and credit card dollars processed were up 83% over the second quarter of 2017. The growth can be attributed to the recent Singular Payments acquisition, which contributed one month of credit card volume, and continued growth in the PINless debit processing.
ACH (eCheck) volumes during the third quarter of 2017 were down 18% over the same time period in 2016. Returned Check transactions processed during the second quarter of 2017 were down 16% over the same period in 2016. eCheck transaction volumes during the third quarter of 2017 were up 3% versus the second quarter of 2017. Returned check transactions processed during the third quarter of 2017 were up 16% over the second quarter of 2017. The continued decrease in ACH and returned check transactions was the result of the sale of a customer portfolio. The customer continues to build a new portfolio of customers and expects to recover the volume in the future.
Total dollars processed for the third quarter of 2017 exceeded $704 million.
For the fourth quarter of 2017, we expect continued growth in the PINless debit product and a full quarter of incremental revenues from the Singular Payments acquisition. We believe the downward trend in ACH transactions and returned check transactions processed will partially improve on a sequential basis in the fourth quarter of 2017 and in early 2018. We expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. Our prepaid credit card transactions should continue to grow modestly.

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
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) properly assimilate current and future acquisitions of companies and or customer portfolios. The acquisition of Singular Payments should have an immediate impact on growing revenues and increasing gross profits. We are focused on aggressively growing our merchants serviced and increasing transactions to cover the incremental operating costs and amortization associated with the acquisition. In addition to this immediate growth associated with the acquired merchants, we are focused on customer acquisition activities and outsourcing some of our data center operations to third parties to leverage an efficient operating infrastructure allowing expansion of our operations without significantly increasing our fixed operating costs.

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

Revenues for the quarter ended September 30, 2017 increased 17% to $3,588,853, as compared to $3,067,335 for the quarter ended September 30, 2016. Revenues for the nine months ended September 30, 2017 decreased 3% to $8,950,038, as compared to $9,186,027 for the nine months ended September 30, 2016. The increase for the quarter ended September 30, 2017 versus the same period in 2016 was due to increased credit card revenues associated with one month of revenues resulting from the acquisition of Singular Payments, LLC on September 1, 2017. The decrease for the nine months ended September 30, 2017, as compared to the same periods in the prior year, was due to the decrease in the overall volume of ACH processing transactions, and return transactions.
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
Cost of services increased 32% to $2,764,236 for the quarter ended September 30, 2017, as compared to $2,101,850 for the same period in the prior year. Cost of services increased 3% to $6,486,587 for the nine months ended September 30, 2017, as compared to $6,291,072 for the same period in the prior year. The increase for the quarter and nine months ended September 30, 2017, as compared to the same periods in the prior year, was primarily due to the increase in the volume of credit card processing transactions associated with the Singular Payments credit card processing volume offset by lower ACH transaction volumes.
Stock-based Compensation
Stock-based compensation expenses were $230,206 and $264,154 for the quarters ended September 30, 2017 and September 30, 2016, respectively. Stock-based compensation expenses were $655,885 and $835,590 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in stock-based compensation expense is due to shares that vested or were canceled in December 2016 that are fully amortized.

Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased 7% to $1,172,021 for the quarter ended September 30, 2017, as compared to $1,095,344 for the same period in the prior year. Other selling, general and administrative expenses increased 12% to $2,800,033 the nine months ended September 30, 2017, as compared to $2,505,233 for the same period in the prior year. The increase in other selling, general and administrative expenses for the nine months ended September 30, 2017, as compared to the same period in the prior year, represented an increase in advertising, marketing, press releases and legal expenses in addition to one time charges associated with the Singular Payments, LLC acquisition.
Depreciation and Amortization
Depreciation and amortization totaled $314,789 for the quarter ended September 30, 2017, compared to depreciation and amortization of $225,759 for the same period in 2016. Depreciation and amortization totaled $770,607 for the nine months ended September 30, 2017, compared to depreciation and amortization of $675,536 for the same period in the prior year. Incremental amortization associated with the Singular Payments, LLC acquisition was $83,333.
Other Income (Expense)
Other income (expense) netted income of $17,374 and $88,806 for the quarter and nine months ended September 30, 2017 compared to incomes of $25,274 and $169,938 for the quarter and nine months ended September 30, 2016, respectively. The decrease in income for the nine months, as compared to the same period in the prior year, is primarily due to the settlement of a legal case in 2016 in our favor resulting in $97,493 of other income.
Interest income was $16,381 and $25,754, for the quarters ended September 30, 2017 and September 30, 2016, respectively. The decrease in interest for the quarter, as compared to the same period in the prior year was primarily due to lower cash balances for the quarter. Interest income was $88,927 and $72,739, for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in interest for the nine months, as compared to the same period in the prior year, was primarily due to the increase in interest earned on higher cash balances for the nine month period.
We reported a net loss of $890,025 and $1,710,945 for the quarter and nine months ended September 30, 2017, as compared to a net loss of $565,957 and $953,259 for the same periods in the prior year. The key drivers in the decrease in profitability includes lower ACH revenues, higher credit card processing expenses, higher selling, general and administrative expenses and incremental amortization associated with the Singular Payments acquisition.
Liquidity and Capital Resources
At September 30, 2017, we had $2,199,849 of cash and cash equivalents, as compared to $4,120,738 of cash and cash equivalents at December 31, 2016. The decrease in cash for the nine months ended September 30, 2017 was primarily due to the acquisition of the Singular Payments, LLC transaction completed on September 1, 2017 and continued capital investments related to prepaid card technologies.
We reported a net loss of $1,710,945 for the nine months ended September 30, 2017 and a net loss of $953,259 for the nine months ended September 30, 2016. At September 30, 2017, we have an accumulated deficit of $51,962,586. Additionally, we have working capital of $2,363,545 and $4,522,151 at September 30, 2017 and December 31, 2016, respectively.
Net cash provided by operating activities was $33,104 and $585,581 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in net cash provided by operating activities for the nine months ended September 30, 2017 as compared to the same period in the prior year was attributable to a higher operating loss.
Net cash used by investing activities was $1,844,611 for the nine months ended September 30, 2017, as compared to net cash used by investing activities of $351,597 for the same period in the prior year; the increase in net cash used for investing activities was due to increased software capitalization and the Singular Payment LLC acquisition on September 1, 2017. Net cash used by financing activities was $109,382 for the nine months ended September 30, 2017 and $0 for the nine months ended September 30, 2016. The financing activities represented treasury stock purchases.
On February 2, 2016, we, through our wholly-owned subsidiary FiCentive, Inc., loaned C2Go, Inc. $200,000. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go had until August 16, 2017 to cure the payment default.  On August 28, 2017, our wholly-owned subsidiary, FiCentive, Inc. filed a lawsuit against C2Go, Inc. alleging multiple defaults of our mutual loan and security agreement. The case is pending in Bexar County, San Antonio, TX. Due to the payment default, we reserve the right to pursue our security interest in the Note, which was secured against C2Go's assets.  We are in ongoing discussions with C2Go and an invest or to raise money to cover the principal. However, we have not reached an agreement with this investor. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of September 30, 2017, we have not recorded a loss reserve on the note receivable. As of September 30, 2017, we wrote off the interest income recognized but not collected.

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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

On April 26, 2016, Michael McFarland, derivatively on behalf the Company, re-filed a class-action lawsuit in United States District Court, District of Nevada that had been previously filed and dismissed. The suit alleges breach of fiduciary duties and unjust enrichment by our Board of Directors and certain executive officers and directors in connection with excessive and unfair compensation paid or awarded during fiscal years 2013 and 2014. The lawsuit seeks disgorgement of excessive compensation as well as damages in an unspecified amount. In July 2016, we filed a motion to dismiss the case. In January 2017, the court granted a partial dismissal of the claims and suggested the plaintiffs re-file their petition. Subsequently, we re-filed a motion to dismiss the case. On October 7, 2017, the court granted a full dismissal of all claims.

On August 28, 2017, our wholly-owned subsidiary, FiCentive, Inc., filed a lawsuit against C2Go, Inc. alleging multiple defaults of our mutual loan and security agreement executed February 2, 2016. The case is pending in Bexar County, San Antonio, Texas. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017. We are in ongoing settlement discussions with C2Go and an their investor to pay the principal. However, we have not reached a final agreement with this investor and or C2Go, Inc. There are no assurances that we will be able to recover the $200,000 principal and or the interest that is due nor are there any assurances there will be any assets for us to recover from our lien on all the assets of C2Go, Inc. if a settlement is not achieved.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
On September 1, 2017, we issued 1,515,152 shares of registered common stock valued at $2.31 per share associated with the acquisition of Singular Payments to Vaden Landers. We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the nine months ended September 30, 2017, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 1 - 31, 2017	23,262	$1.33	269,979	$537,281
April 1 - 30, 2017	4,000	$1.54	273,979	$531,107
May 1 - 31, 2017	29,751	$1.72	303,730	$479,842
June 1 - 30, 2017	17,019	$1.22	320,749	$459,000
September 1 - 30, 2017	360	$1.23	321,109	$458,557
Total	74,392			$458,557

Item 3. Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.

None

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

10.44 #
Membership Interest Purchase Agreement dated September 1, 2017, by and between Singular Payments, LLC, and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 8, 2017, and incorporated herein by reference).

10.45
Employment Agreement dated September 1, 2017, by and between Payment Data Systems, Inc. and Vaden Landers (included as exhibit 10.2 to the Form 8-K filed September 8, 2017, and incorporated herein by reference).

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
# Confidential treatment is being sought with respect to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYMENT DATA SYSTEMS, INC

Date: November 14, 2017	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)