Form 10-K
period 2017-12-31
PAYMENT DATA SYSTEMS INC
filed 2018-03-30
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging Growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, was $7,053,731 based on 5,829,530 shares of the registrant’s common stock held by non-affiliates on June 30, 2017 at the closing price of $1.21 per share as reported on the Nasdaq Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 15, 2018, the number of outstanding shares of the registrant's common stock was 15,872,578.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 Annual Meeting of Stockholders.

Payment Data Systems, Inc.

FORM 10-K
For the Year Ended December 31, 2017

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements as defined under the federal securities laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. BUSINESS.

General

Payment Data Systems, Inc. was founded in July 1998 and incorporated in the State of Nevada. We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. Through our wholly-owned subsidiary, FiCentive, Inc., we offer prepaid card processing and program management services for various other card programs including incentive cards for clinical trial recipients, consumer gift cards, rebate cards, and various other card programs that can be branded or white labeled. The Akimbo Mastercard, via the domain name www.akimbocard.com, offers prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. The Akimbo Mastercard program became live on our processing platform in early April 2015. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™ and Samsung Pay™. We introduced a new PIN-less debit product that allows merchants to debit and credit accounts in real-time in October 2016. In our 19-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo.

On September 1, 2017, we closed the acquisition of Singular Payments, LLC. Singular Payments is a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple to use electronic bill payment presentment and payment platform that allows merchants to streamline the costly and labor intensive process of invoicing and collections. With the Singular Payments acquisition, we bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry.

Payment Data Systems, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail, and e-checks are processed using the ACH network. We are one of two companies that hold the prestigious NACHA certification for Third-Party Senders.

Our card-based processing services enable merchants to process both traditional card-present, or "swipe" transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a card holder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone.

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

FiCentive, Inc. We provide prepaid card processing services for merchants and consumers through our wholly-owned subsidiary, FiCentive, Inc. We offer MasterCard prepaid cards branded with our customers’ corporate logos or trademarks. These prepaid cards can be used for various applications including payroll, corporate incentives, employee incentives, and general use. Some card programs allow the cards to be reloaded with funds, while others do not have that capability. In some cases, the cards can be used at Automatic Teller Machines, or ATMs, to withdraw cash.

Through our December 2014 acquisition of the assets of Akimbo Financial, Inc. we also added a highly talented technical staff of industry subject matter experts and an innovative card holder service platform with new and significant prepaid card front-end technology including mobile applications. We offer prepaid cards directly to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends, and businesses use the Akimbo platform to deliver a wide variety of payments from rewards and incentives to regular payroll. The Akimbo platform provides instant issuance and real-time delivery of gift and incentive cards. The Akimbo card program operates on the MasterCard and associated networks. The sponsoring bank is Sunrise Banks, N.A. The Akimbo platform includes Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay, Android Pay and Samsung Pay.

Our websites are www.paymentdata.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.zbill.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the 2016 Federal Reserve Payments Study (issued every three years) and the Federal Reserve Payments Study: 2017 Annual Supplement, the estimated number of non-cash payments increased 5% per year from 2012 to 2015, and totaled 144.1 billion in 2015. The total value of all non-cash payments was $178 trillion in 2015, up almost $17 trillion since 2012. The number of debit card payments, including payments with prepaid and non-prepaid cards, grew at an annual rate of 7% from 2012 to 2015 to 69.5 billion in 2015 and a dollar value of $2.56 trillion. In 2016, debit card payments grew at a rate of 6% versus 2015 and a dollar value increase of 5% versus 2015. The number of credit card payments grew at an annual rate of 8% from 2012 to 2015, increasing to 33.8 billion in 2015 and a dollar value of $3.16 trillion. In 2016 the number of credit card payments increased 10% versus 2015 and the dollar value increased 6% versus 2015. The 2017 Annual Supplement highlighted that for some time, the rate of growth of remote general-purpose card payments outpaced the rate of in-person card payments by 16% to 8% from 2015 to 2016. The number of ACH payments grew at an annual rate of 5% from 2012 to 2015 to 23.5 billion in 2015 and a dollar value of $145.3 trillion. In 2016, the number of ACH payments increased 5% versus 2015 along with a dollar increase of 5%. Electronic payments, including payments made with cards and ACH, collectively represent 85% of all non-cash payments.  Banking and financial institutions enable their account holders to use more check image deposit services which is also referred to as “remote deposit capture.” As a result, traditional paper trails are being replaced by speedier, more cost-effective and eco-friendly image exchanges.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments like Apple Pay®™, Samsung Pay and Google Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2017 were $453.5 billion, an increase of approximately 16% from 2016.

Products and Services

All of our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to their specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis. All confidential data stored within and outside the data warehouse is fully encrypted. We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

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

In 2016, we continued to innovate our payment systems by launching 1) a brand new client facing web application that allows customers to more easily manage their payments; 2) an Apple® iOS Software Development Kit, or SDK, that enables developers to easily integrate payment acceptance into their apps; and 3) a new PINless debit service that allow merchants to debit and credit accounts in real time. We also added several consumer mortgage loan servicers as our customers for whom we process payments.

In 2017, product and service enhancements included 1) upgrading our customer service portal (two-factor authentication, improved reporting, enhancement to transaction file upload process and improved fraud / return transaction monitoring), 2) implemented and enhanced our payment facilitator model , and 3) continued to update and enhance our Akimbo Card website and mobile app modules enhancing our new card order and fulfillment module.

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

We also issue general purpose re-loadable cards to consumers as an alternative to a traditional bank account under the Akimbo and Stream card brands. We believe our prepaid card product offering is competitive due to our proprietary systems and the ability to implement corporate-branded card programs in a shorter time frame than most of our competitors. We believe our connectivity and the ability to process via the contactless networks of Apple Pay, Samsung Pay and Google Pay are competitive advantages. We believe our more than ten years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. Also, there is a significant barrier in obtaining bank sponsorship agreements required for prepaid card program management and even a higher barrier to performing prepaid card processing.

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore we are not eligible to be an Originating Depository Financial Institution. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank, Generations Federal Credit Union, North American Banking Company, or NABC, Evolve Bank and Trust and Metropolitan Commercial Bank. We are financially liable for all fees, fines, charge backs and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Central Bank of St. Louis and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo, sponsor us for membership in the Visa, MasterCard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

Under our processing agreement with TriSource Solutions, we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. Under our processing agreement with Global Payments, Inc., we are not financially liable for all fees, charge-backs and losses related to our card processing merchant customers, but we are liable for potential card association fines. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from our merchant customers amounts that have been refunded to the cardholders because the cardholders properly initiated a charge-back transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the card holder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related charge-backs. We estimate our potential loss for charge-backs by performing a historical analysis of our charge-back loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

We are sponsored by Pueblo Bank and Trust to access certain regional debit networks.  Through this sponsorship we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without having a PIN.  Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorship with Pueblo Bank and Trust, we are financially liable for all fees, fines, charge backs and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk.  The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice.  If either case occurs, our revenue could be negatively affected. In mid-January 2018, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions. We have secured a relationship with another gateway and bank sponsorship relationship, but have not yet resumed processing of PINless debit transactions.

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

Sales and Marketing

We market and sell our ACH products and services primarily through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management, as well as direct contact by our sales personnel. Our direct sales efforts are coordinated by two sales executives and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our target customer profile.

On September 1, 2017, we acquired Singular Payments, LLC. Singular Payments was a credit card processing Independent Sales Organization, or ISO, comprised primarily of highly driven sales leaders and industry leaders. With the Singular Payments acquisition, we bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry.

We also market and sell our prepaid card program directly to corporations and to consumers through the Internet. A major initiative for 2018 will be the packaging and cross selling of our platform of payment options across our portfolio of merchants. As a part of this major initiative, we will continue to analyze our sales and marketing efforts to optimize productivity, increase sales force effectiveness, broaden our reach through reseller initiatives and advantageous alliances and manage cost.

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 1,817 customers at December 31, 2017 from 710 customers at December 31, 2016. The significant increase in customers was a result of the acquisition of the Singular Payments portfolio as of September 1, 2017.

No customer accounted for more than 10% of revenues in 2017 or 2016.

All of our customers, including those utilizing our billx.com Internet bill payment service on a recurring monthly basis to pay household bills, are consumers geographically dispersed throughout the United States. The service relationship with our billx.com customers and us is not contractual and the fees we charge for the service are not negotiable. We seek to retain customers by providing high levels of customer service. Customers also have incentive to continue using the service once activated due to their investment of time in setting up the service with their personal banking and payment information. The monthly average number of billx.com customers using our online payment service decreased to 34 in 2017 as compared to 38 in 2016. We expect to wind-down this service in the near future due to the financial insignificance of this offering.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, Elavon Inc., and WorldPay that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Our prepaid card offering is competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in a shorter time frame than most of our competitors. We also believe more than ten years of experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors due to the industry being relatively new. We believe our connectivity and the ability to process via the contactless networks of Apple Pay, Samsung Pay and Google Pay are competitive advantages. We also believe that the Akimbo mobile application (app) technology and advanced card holder websites provide us a competitive advantage in securing both consumers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry since there is a significant barrier in obtaining bank sponsorship to prepaid card program management and even a higher barrier to performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

• akim.bo;	• ficentive.com;	• paymentdata.org;
• akimbocard.com;	• fotogiftcards.com	• paymentdatasystems.com;
• akimbodeals.com;	• getcarmen.com;	• paymentrecovery.com;
• akimbodebit.com;	• givecarmen.com;	• paymentrecoverysystems.com;
• akimboit.com;	• gogreenmastercard.com;	• paywithceleri.com;
• akimbonews.com;	• iremotepay.com;	• paywithceleri.net;
• akimbonow.com	• iremotepay.net;	• pd.sadmin.com;
• akimboprepaid.com;	• iremotepayments.com;	• pdsadmin.com;
• bill4u.com;	• iremotepayments.net;	• pdsnetwork.com;
• billdelivery.com;	• itshotcard.com;	• pftapi.com;
• billhelp.com;	• iwanttopaynow.com	• pftgateway.com;
• billserv.com;	• kindhand.com;	• prepaidload.com;
• billx.com;	• merchandisemastercard.com;	• primacard.com;
• billxpress.com;	• merchandisechamp.com;	• securepds.com;
• britneycard.com;	• merchandisechampion.com;	• singularbillpay.com;
• cardbillpay.com	• mipromesa.com;	• singularbillpay.net;
• carddeposit.com	• myakimbo.com;	• singularpayments.biz;
• carmencard.com;	• nataliecard.com;	• singularpayments.com;
• celeripay.com;	• nataliegiftcard.com;	• singularpayments.info;
• celeripay.net;	• nataliegulbiscard.com;	• singularpayments.net;
• cityofdawson.net;	• nataliegulbismastercard.com;	• singularpayments.org;
• clinicpay.com;	• nataliescard.com;	• stardebit.com;
• creditcardgateway.com;	• newsakimbo.com;	• stocktelevision.com;
• crpds.com;	• nsfdebit.com;	• streamprepaid.com;
• danicacard.com;	• omegabill.com;	• streamprepaidcard.com;
• debitmax.com;	• oneflatratemerchantaccount.com;	• thatshotcard.com;
• debitpin.com;	• parishiltoncard.com;	• viewbill.com;
• debitservice.com;	• patientpaytoday.com;	• ybill.com;
• doctorezpay.com;	• payfacinabox.com;	• zbill.com;
• electragift.com;	• paymentdata.com;

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

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose reloadable prepaid cards, and the maintenance fees charged on our general purpose reloadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose reloadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose reloadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose reloadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose reloadable cards from the gift cards. In such event, it is possible that such general purpose reloadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore we could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose reloadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose reloadable cards, each of which would likely have a material adverse impact on our revenues.

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

Anti-Money Laundering and Counter Terrorist Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or collectively, the BSA. The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. Recently the Financial Crimes Enforcement Network, or FinCEN, released rules requiring the collection and verification of beneficial owners holding equal to or greater than 25% equity interest. We will be required to comply with the new rules, which have a mandatory compliance date of May 2018.

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

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. As regulations evolve or change we may be required to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the CARD Act and the Federal Reserve’s Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa®, MasterCard ® and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks at their discretion and such modifications could also impact us, financial institutions, merchants and others.

Employees

As of December 31, 2017, we had 33 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents, along with cash generated from this offering, will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities. If we must cease or reduce our operating activities, you may lose your entire investment.

We may be liable for employment taxes for vesting equity awards granted to employees in the past.

In the past we have granted equity awards, including restricted stock awards, to certain of our employees, including to our executive officers and directors. Upon vesting of these awards we are liable for employment withholding taxes payable in cash. Some of these amounts may be substantial which may impact our business and results of operations.

We may not realize the opportunities from the acquisition of the Singular Payments, LLC .

On September 1, 2017, we acquired Singular Payments, LLC, a Florida limited liability company and credit card processor for a purchase price of $5 million. With Singular Payments we acquired new customers and their sales force. The former owner of Singular Payments, Vaden Landers, became our Chief Revenue Officer. We bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry. This acquisition increased our ability to grow new revenue streams and enhance existing revenue streams. The success of the Singular Payments acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our and the acquired business’s operations and information and financial systems. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted by the integration of the acquired business.

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

We have contractual relationships with Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust and Metropolitan Commercial Bank which are Originating Depository Financial Institutions (ODFI) in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Metropolitan Commercial Bank and NABC, we are able to process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Metropolitan

Commercial Bank, Fifth Third Bank, Evolve Bank & Trust and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all four of Fifth Third Bank, Metropolitan Commercial Bank, Evolve Bank & Trust and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, MasterCard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, MasterCard or Discover credit cards. In order to provide payment-processing services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, MasterCard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the MasterCard card association. We have agreements with TriSource Solutions, LLC, Card Connect / First Data Merchant Services Corp. and Global Payments Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo, sponsor us for membership in the Visa and MasterCard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, Card Connect or Global Payments, or our bank sponsors, Central Bank of St. Louis, Wells Fargo Bank or Pueblo Bank and Trust, previously, with our PINless debit card product, fail to comply with the applicable requirements of the Visa, MasterCard, and Discover card associations, Visa, MasterCard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, MasterCard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We have incurred substantial losses in the past and may incur additional losses in the future.

We reported a net loss of $3,008,785 and $1,196,642 for the years ended December 31, 2017 and December 31, 2016, respectively. Including these results, we have an accumulated deficit of $53,260,426 at December 31, 2017. Our future operating results are not certain and we may incur future operating losses. On September 1, 2017, we acquired Singular Payments, LLC. Singular Payments was a credit card processing Independent Sales Organization comprised primarily of highly driven sales leaders and industry leaders. With the Singular Payments acquisition, we bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry. This acquisition enhances our ability to grow new revenue streams and enhance existing revenue streams. We may need to raise additional capital to pursue product development initiatives and to penetrate additional markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

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

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general-purpose reloadable prepaid cards, and the maintenance fees charged on our general-purpose reloadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general-purpose reloadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general-purpose reloadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general-purpose reloadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose reloadable cards from the gift cards. In such event, it is possible that such general-purpose reloadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general-purpose reloadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general-purpose reloadable cards, each of which would likely have a material adverse impact on our revenues.

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

The establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. On October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts, or the Prepaid Account Rule. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements; adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. The Prepaid Account Rule became effective October 1, 2017, subject to certain exceptions. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

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

We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the respective employment agreements with our Chairman, Mr. Long and our President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which could have an adverse effect on our cash position and on our financial results.

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

We depend on Michael R. Long, our co-founder and Chairman of the Board, and Louis A. Hoch, our President, Chief Executive and Chief Operating Officer, and if these persons ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our co-founder and Board Chairman Michael R. Long, and our President and Chief Executive and Chief Operating Officer, Louis A. Hoch. We entered into employment agreements with Mr. Long and Mr. Hoch, respectively, in February 2007 and update their agreements as changes are required. The terms of the agreements are substantially similar and prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, either or both of these persons cease to be active in our management.

If we lose key personnel or we are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.

In order for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise and skills across the spectrum of our intellectual capital needs. The market for qualified personnel is highly competitive and we may not be successful in recruiting qualified personnel for needed skill sets or replacing current personnel who leave us. Failure to retain or attract key personnel and skill sets could have a material adverse effect on our business, financial condition and results of operations.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded no fraud losses in 2017 or

2016. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2017, our cardholders’ overdrawn account balances totaled $12,700.

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

Our success partially depends upon our ability to identify and acquire undervalued businesses and merchant portfolios within our industry. Although we believe that there are companies and portfolios available for potential acquisition that might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow or regain profitability.

If we do not manage our growth, then we may not be able to regain or sustain profitability.

In order to manage our growth successfully, we will have to continue to improve our operational, management and financial systems and expand our work force. A significant increase in our customer base may necessitate the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of our computer and administrative infrastructure will require substantial operational, management and financial resources. Although we believe that our current infrastructure is adequate to meet the needs of our customers in the foreseeable future, we may not be able to expand and adapt our infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If our management is unable to manage growth effectively, hire needed personnel, expand and adapt our computer infrastructure and improve our operational, management, and financial systems and controls, we may not regain profitability.

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

RISKS RELATED TO OUR INDUSTRY

The electronic commerce market is evolving and if it does not grow, we may not be able to sell sufficient services to make our business viable.

The electronic commerce market is a service industry that continues to grow significantly. If the electronic commerce market fails to grow or grows slower than anticipated, or if we, despite an investment of significant resources, are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine industries, we and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

Changes in regulation of electronic commerce and related financial services industries could increase our costs and limit our business opportunities.

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A., formerly known as University National Bank, and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank, and NACB, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2017, our stock price fluctuated between $1.17 and $4.10. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

Our existing headquarters and operations are housed in approximately 7,200 square feet of leased office space in San Antonio, Texas. Rental expense under the lease was $197,300 and $158,200 for the years ended December 31, 2017 and 2016, respectively. The lease term expires on April 30, 2018.

In anticipation of the expiration of the existing lease on April 30, 2018, we entered into a new lease in San Antonio, Texas commencing on May 1, 2018. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000.

Singular Payments sales and operations organization occupied leased space in Nashville, Tennessee and St. Augustine, Florida for their sales offices and operations. Rental expense under the leases was $25,236 for the year ended December 31, 2017.

In order to consolidate Singular Payments sales offices and operations, we entered into a lease in Nashville, TN commencing on March 1, 2018. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $109,000 to $122,000.

We believe that our new properties will be adequate to meet our needs through December 31, 2018.

ITEM 3. LEGAL PROCEEDINGS.

On August 28, 2017, our wholly-owned subsidiary, FiCentive, Inc., filed a lawsuit against C2Go, Inc. alleging multiple defaults under the loan and security agreement executed February 2, 2016. Under the loan agreement, FiCentive loaned a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. The case is pending in Bexar County, San Antonio, Texas.

On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 is due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. There are no assurances that we will be able to recover the remaining $150,000 principal and there are no assurances that there will be any assets for us to recover from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Capital Markets Exchange under the ticker symbol “PYDS” since August 11, 2015. Prior to that our common stock was quoted on the OTCQB, the OTC market tier for companies that are reporting with the SEC, and on the OTC Bulletin Board, or OTCBB, also under the ticker symbol “PYDS”.

The following table sets forth the high and low trading prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2017
First Quarter	$2.23	$1.21
Second Quarter	$2.65	$1.17
Third Quarter	$2.59	$1.19
Fourth Quarter	$4.10	$1.35
2016
First Quarter	$2.30	$1.55
Second Quarter	$2.10	$1.16
Third Quarter	$2.40	$1.00
Fourth Quarter	$3.80	$1.57

Holders

On March 15, 2018, 15,872,578 shares of our common stock were issued and outstanding. As of March 15, 2018, there were 91 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2017, we issued 10,000 shares of unregistered equity securities valued at $2.47 per share to a consultant for investor relations services.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2017 were $455,030 and after the increase are $2,455,030. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. The following table shows our recent stock purchases under the buyback plan as of December 31, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2017 to October 31, 2017	817	$1.43	321,109	$457,389
November 1, 2017 to November 30, 2017	653	$2.48	322,579	$455,770
December 1, 2017 to December 31, 2017	490	$1.51	323,069	$455,030
Total	76,352			$455,030

On January 8, 2018 and January 9, 2018, we repurchased 397,845 shares for $956,128 in a private transaction at the closing price on January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases for Michael Long ($380,342), Chairman of the Board, Louis Hoch ($380,342), President and Chief Executive Officer and Tom Jewell ($32,650), Chief Financial Officer as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, and other financial information included elsewhere in this annual report on Form 10-K. This report contains forward-looking statements. When used in this report, the words “anticipates,” “suggests,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" in this annual report on and elsewhere in this annual report on Form 10-K.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We also operate an online payment processing service, under the domain name www.billx.com system, which allows consumers to process online payments to pay any other individual, including family and friends. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. The Akimbo platform includes Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™, and Samsung Pay™ .

On September 1, 2017, we acquired Singular Payments, LLC, a Florida limited liability company and credit card processor for a purchase price of $5 million. With Singular Payments we acquired new customers and their sales force. The former owner of Singular Payments, Vaden Landers, became our Chief Revenue Officer. We bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry. The success of the Singular Payments acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our and the acquired business’s operations and information and financial systems.

We reported a net loss of $3,008,785 and $1,196,642 for the years ended December 31, 2017 and December 31, 2016, respectively. We have an accumulated deficit of $53,260,426 at December 31, 2017.

In 2017, we processed a total dollar amount of more than $2.8 billion for all payment types which decreased by 3% compared to our record volume of $3.3 billion total dollars processed in 2016. ACH or electronic check transaction processing volumes for 2017 decreased 15% compared to 2016. Returned check transactions were down 13% in 2017 compared to 2016. Credit card dollars processed in 2017 increased by 78% compared to 2016 and credit card processing volumes for 2017 increased by 34% compared to 2016 and represent the highest volume in our history. Credit card transaction volumes during the fourth quarter of 2017 set company records, with the number of transactions up 199% and credit card dollars processed up 274% compared to the fourth quarter of 2016. The growth in credit card processing volume was due to the acquisition of customers and transactions from Singular Payments, LLC on September 1, 2017.

To regain and sustain profitability, we must, among other things, continue to grow our top line revenues, grow and maintain our customer base, enhance and continue to refine existing and new successful marketing strategies, continue to maintain and upgrade our technology and transaction processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors.

We believe that our success will depend in large part on our ability to (a) aggressively drive top line growth, (b) add talented sales people, (c) add quality customers, (d) meet evolving customer requirements, (e) adapt to technological changes in an ever changing market, (f) be opportunistic in identifying and acquiring portfolios that expand or complement our existing customer base and (g) effectively manage our operating expenses as we aggressively scale the business. Our near term objectives will be focused on aggressively driving top line growth and identifying and acquiring portfolios that complement and support our growth strategy. We will continuously assess our resources ability to achieve our targeted growth and continuously enhance our technology platform to drive our competitive advantage.

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

For a summary of critical accounting policies, please refer to the Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. We also operate an online payment processing service for consumers under the domain name www.billx.com and sell this service as a private-label application to resellers. Total revenues for 2017 increased 21% to $14,571,158 from $12,076,358 for 2016. The increased revenues for 2017 were primarily attributed to incremental revenues as a result of the Singular Payments, LLC acquisition completed on September 1, 2017.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we are able to process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expenses were $10,802,932 and $8,293,354 for 2017 and 2016, respectively. Cost of services expenses increased $2,509,578 or 30% in 2017 as compared to 2016 primarily because of the increased credit card processing volumes and increased credit card processing expenses associated with the acquired Singular Payments, LLC revenues.

Stock-based compensation expenses decreased to $968,141 for 2017 from $1,314,778 for 2016. Our stock-based compensation expenses for 2017 and 2016 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The decrease in stock compensation expense was related to stock grants vesting (fully expensed) in December 2016 and the cancellation of a significant stock grant in 2016.

Cancellation of stock-based compensation expense (income) was $0 and ($261,208) for the years ended December 31, 2017 and December 31, 2016 respectively.  The 2016 amount resulted from a non-vested stock-based awards to a former employee that was forfeited during 2016.

Other selling, general and administrative expenses increased to $4,378,969 for 2017, from $3,188,407 for 2016. The increase of $1,190,562, or 37%, in other selling, general and administrative expenses for 2017 was primarily due to incremental salaries and benefits and other operating expenses associated with the acquisition of Singular Payments, LLC on September 1, 2017.

Depreciation and Amortization

Depreciation and amortization was $1,258,132 for 2017 as compared to $901,600 for 2016. The increase of $356,532, or 40%, was primarily due to amortization of intangible assets purchased as part of the Singular Payments, LLC acquisition on September 1, 2017.

Other Income

Interest income increased to $100,964 in 2017 from $97,322 in 2016 due to higher interest bearing cash balances. Other income was $1,583 for 2017, as compared to $99,277 for 2016. The 2016 other income was a settlement award related to the Shelby lawsuit.

Income Taxes

Income tax expense was $274,316 and $32,668 in 2017 and 2016, respectively. The income tax expense represents amounts incurred under the Texas margin tax and includes an increase in federal taxes as a result of adjusting our deferred tax asset to reflect lower prospective tax rates as a result to the new tax legislation implemented in December, 2017.

Net Income (Loss)

We reported a net loss of $3,008,785 and $1,196,642 for the years ended December 31, 2017 and 2016, respectively. The decrease in profitability is related to the factors described above.

Liquidity and Capital Resources

At December 31, 2017, we had $4,800,554 of cash and cash equivalents, as compared to $4,120,738 of cash and cash equivalents at December 31, 2016. The increase in cash for 2017 was primarily due to $2,725,340 raised in a public offering on December 26, 2017 offset by $1,500,000 in cash paid for acquisition of Singular Payments, LLC.

We reported a net loss of $3,008,785 and a net loss of $1,196,642 for the years ended December 31, 2017 and December 31, 2016, respectively. Additionally, we reported working capital of $4,790,715 and $4,522,151 at December 31, 2017 and 2016, respectively.

On December 21, 2017, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 1,176,000 shares of common stock at an offering price of $2.55 per share in a public offering. We agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $50,000. The net proceeds to us from the public offering were $2,725,340, after deducting the offering expenses and fees payable by us.

The net cash used by operating activities totaled $110,277 for 2017 as compared to net cash provided by operating activities of $848,438 in 2016. The reduction in net cash provided by operating activities was primarily attributable to higher operating expenses and a higher net loss for 2017.

Net cash used by investing activities was $1,822,337 for 2017 and $355,551 for 2016. The increase in net cash used by investing activities for 2017, as compared to the prior year was related to the $1,500,000 of cash paid for the Singular Payments, LLC acquisition.

Net cash provided by financing activities for 2017 was $2,612,430 compared to cash used by financing activities of $431,755 for 2016. The 2017 cash provided by financing activities was a result of a public offering which raised $2,725,340 in December 2017. In 2016 net cash used by financing activities represents purchases of certain shares of common stock owned by employees and directors to offset taxes owed.

Loan and Security Agreement with C2Go, Inc.

Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $150,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 is due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. There are no assurances that we will be able to recover the remaining $150,000 principal and that there are no assurances there will be any assets for us to recover from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made.

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
San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two-years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 30, 2018

We have served as the Company's auditor since 2004.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$4,800,554	$4,120,738
Accounts receivable, net	969,674	907,750
Settlement processing assets	38,027,984	43,851,311
Prepaid expenses and other	176,945	142,029
Note receivable	150,000	200,000
Current assets before restricted cash	44,125,157	49,221,828
Restricted cash	14,977,468	15,803,641
Total current assets	59,102,625	65,025,469

Property and equipment, net	2,105,186	2,494,510

Other assets:
Intangibles, net	4,676,427	172,899
Deferred tax asset	1,394,000	1,621,000
Other assets	157,565	200,808
Total other assets	6,227,992	1,994,707

Total Assets	$67,435,803	$69,514,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$300,736	$145,044
Accrued expenses	1,006,262	703,322
Settlement processing obligations	38,027,984	43,851,311
Current liabilities before restricted cash	39,334,982	44,699,677
Restricted cash	14,977,468	15,803,641
Total current liabilities	54,312,450	60,503,318

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding in 2017 and 2016	—	—

Common stock, $0.001 par value, 200,000,000 shares authorized; 16,874,235 and 12,392,288 issued and 16,201,634 and 11,795,939 outstanding in 2017 and 2016 (see Note 11)	186,299	181,818
Additional paid-in capital	74,041,083	63,881,365
Treasury stock, at cost; 672,601 and 596,349 shares in 2017 and 2016 (see Note 11)	(831,059)	(718,149)
Deferred compensation	(7,012,544)	(4,082,025)
Accumulated deficit	(53,260,426)	(50,251,641)
Total stockholders' equity	13,123,353	9,011,368

Total Liabilities and Stockholders' Equity	$67,435,803	$69,514,686

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2017	December 31, 2016
Revenues	$14,571,158	$12,076,358
Operating expenses:
Cost of services	10,802,932	8,293,354
Selling, general and administrative:
Stock-based compensation	968,141	1,314,778
Cancellation of stock-based compensation	—	(261,208)
Other expenses	4,378,969	3,188,407
Depreciation and amortization	1,258,132	901,600
Total operating expenses	17,408,174	13,436,931

Operating (loss)	(2,837,016)	(1,360,573)

Other income:
Interest income	100,964	97,322
Other income	1,583	99,277
Other income, net	102,547	196,599

(Loss) before income taxes	(2,734,469)	(1,163,974)
Income taxes	274,316	32,668

Net (Loss)	$(3,008,785)	$(1,196,642)

Earnings (Loss) Per Share
Basic earnings (loss) per common share:	$(0.33)	$(0.15)
Diluted earnings (loss) per common share:	$(0.33)	$(0.15)
Weighted average common shares outstanding (see Note 12)
Basic	8,995,883	7,838,197
Diluted	8,995,883	7,838,197

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholder's Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2015	12,379,537	$185,533	$64,302,498	$(286,394)	$(6,031,362)	$(49,054,999)	$9,115,276

Issuance of common stock, restricted	30,000	30	51,670	—	—	—	51,700
Issuance of common stock, restricted, Akimbo settlement	167,153	168	419,053	—	—	—	419,221
Deferred compensation amortization	—	—	—	—	914,902	—	914,902
Issuance of common stock under equity incentive plan	82,265	87	329,019	—	70,768	—	399,874
Purchase of treasury stock	—	—	—	(431,755)	—	—	(431,755)
Reversal of deferred compensation amortization that did not vest	(266,667)	(4,000)	(1,220,875)	—	963,667	—	(261,208)
Net (loss) for the year	—	—	—	—	—	(1,196,642)	(1,196,642)

Balance at December 31, 2016	12,392,288	$181,818	$63,881,365	$(718,149)	$(4,082,025)	$(50,251,641)	$9,011,368

Issuance of common stock, restricted	20,000	20	40,180	—	—	—	40,200
Issuance of common stock, employees, restricted	1,395,334	1,395	3,082,293	—	(3,083,688)	—	—
Issuance of common stock under equity incentive plan	375,461	375	814,596	—	(630,000)	—	184,971
Issuance of common stock, Singular Payments, LLC acquisition	1,515,152	1,515	3,498,485	—	—	—	3,500,000
Issuance of common stock, public offering	1,176,000	1,176	2,724,164	—	—	—	2,725,340
Deferred compensation amortization	—	—	—	—	783,169	—	783,169
Purchase of treasury stock	—	—	—	(112,910)	—	—	(112,910)
Net (loss) for the year	—	—	—	—	—	(3,008,785)	(3,008,785)

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)	$(7,012,544)	$(53,260,426)	$13,123,353

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2017	December 31, 2016
Operating Activities
Net (loss)	$(3,008,785)	$(1,196,642)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation	761,660	738,461
Amortization	496,472	163,139
Bad debt expense	71,667	—
Goodwill	—	5,777
Non-cash stock based compensation	968,141	1,314,778
Cancellation of stock based compensation	—	(261,208)
Issuance of stock to consultant	40,200	51,700
Issuance of stock to Akimbo to settle Indemnification liability	—	419,221
Deferred income tax	227000	—
Changes in operating assets and liabilities:
Accounts receivable	(133,591)	227,634
Prepaid expenses and other	(34,916)	7,089
Other assets	43,243	2,041
Accounts payable and accrued expenses	458,632	(623,552)
Net cash (used) provided by operating activities	(110,277)	848,438

Investing Activities
Purchases of property and equipment	(372,337)	(155,551)
Purchase of Singular Payments, LLC	(900,000)	—
Advance to Singular Payments, LLC	(600,000)	—
Note receivable	50,000	(200,000)
Net cash (used) by investing activities	(1,822,337)	(355,551)

Financing Activities
Proceeds from public offering, net of expenses	2,725,340	—
Purchases of treasury stock	(112,910)	(431,755)
Net cash (used) by financing activities	2,612,430	(431,755)

Change in cash and cash equivalents	679,816	61,132
Cash and cash equivalents, beginning of year	4,120,738	4,059,606

Cash and Cash Equivalents, End of Year	$4,800,554	$4,120,738

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$45,000	$48,164
Non-cash transactions:
Issuance of common stock in exchange for purchases of Singular Payments, LLC	3,500,000	—
Forgiveness of note receivable in exchange for purchase of Singular Payments, LLC	600,000	—
Issuance of deferred stock compensation	3,713,688	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House (“ACH”) network to billers and retailers. In addition, the Company operates an Internet electronic payment processing service for consumers under the domain name www.billx.com and various other product websites, such as akimbocard.com and singularpayments.com.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. The Company complies with ASC 605-45-45 and reports revenues gross as a principal versus net as an agent. Although some of the Company’s processing agreements vary with respect to specific credit risks, the Company has determined that for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations (Visa, MasterCard, and Discover). Revenue also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Restricted Cash: Restricted cash includes certain funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under our agreement with the merchant. The funds may be used to offset any returned items or chargebacks to the Company and to indemnify the Company against third-party claims and any expenses that may be created by the customer as a result of any claim or fine. The Company may require the customer to provide a security deposit based on estimated transaction volumes, amounts and chargebacks and may revise the deposit based on periodic review of the same items. Repayment of the deposit to the customer is generally within 90 to 180 days beyond the date the last item is processed by the Company on behalf of the customer. The customer security deposit does not accrue interest to the benefit of the customer.

Accounts Receivable/Allowance for Estimated Losses: Accounts Receivable are reported as outstanding principal net of an allowance for doubtful accounts of $61,223 and $26,556 at December 31, 2017 and 2016, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2017 and December 31, 2016, the Company capitalized $267,869 and $136,537, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC ($250,000). Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed although the relatively small number of customers increases the risk. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2017 or 2016.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Impairment of Long-Lived Assets and Intangible Assets: The Company reviews periodically, on at least an annual basis, the carrying value of its long-lived assets and intangible assets and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2017 and, 2016, the Company’s reserve for processing losses was $172,832.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $100,000 and $46,000 in advertising costs in 2017 and 2016, respectively.

Income Taxes: Deferred tax assets and liabilities are recorded based on difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

The Company has approximately $41.3 million of net operating loss carryforwards. However, the Company cannot predict with reasonable certainty that all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $1.4 million. Management does not anticipate a significant change in the 6 months after the assessment and will review the deferred tax asset balance at June 30, 2018, or earlier as events may warrant.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2017, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%.  The Company made matching contributions of $65,478 and $52,905 in 2017 and 2016, respectively.

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

New Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update, ASU 2014-9, “Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-8 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has evaluated the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The Company's clients contract with the Company for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obligor in the contractual relationship with its customers and therefor, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process will remain intact and we will continue to record revenues at the gross amount billed due to its primary responsibility for providing end-to-end payment processing services for its clients.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230):Restricted Cash. The update requires that companies should include cash and cash equivalents with restrictions in total cash and cash equivalents on the statement of cash flows. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation between the statement of financial position and the statement of cash flow must be disclosed. The update requires retrospective application to all periods presented. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has evaluated this updated requirement and will adopt this policy in 2018.

Note 2.  Acquisition of Singular Payments, LLC.

On September 1, 2017, the Company entered into a membership interest purchase agreement with Singular Payments, LLC (“Singular”), a Florida limited liability company in the business of credit card processing, pursuant to which the Company agreed to purchase all of the membership interest in Singular Payments, LLC. The aggregate purchase price was $5,000,000 and consisted of a cash payment of $1,500,000 at closing, minus the balance on the outstanding note receivable of $600,000 and subject to adjustment based on net working capital, and $3,500,000 in shares of common stock, or 1,515,152 shares of the Company's common stock, $0.001 par value per share, valued at $2.31 per share. Such shares are unregistered and subject to a lock-up agreement of 24 months.

The final number of shares issued, and the related value per each such share, was determined using the volume-weighted average daily closing price for the shares of common stock for the 5 business days immediately preceding September 1, 2017, or $2.31.

The purchase price was allocated to the net assets acquired based upon their estimated fair values as follows:

	Estimated Fair	Estimated Useful
	Value	Life

Customer list	$5,000,000	5 Years
Total	$5,000,000

The 2017 consolidated statement of operations includes 4 months of Singular operations, which is approximately $3.7 million of revenue and $0.6 million of operating loss.

Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Singular acquisition would have taken place on the first day of the Company's 2016 calendar year would be as follows:

	2017	2016
Revenues	$22,079,244	$23,000,000
Gross Profit	4,521,507	5,146,325
Net (Loss)	(3,804,700)	(2,568,074)
Income per share:
Basic	$(0.37)	$(0.27)
Diluted	$(0.37)	$(0.27)

Amounts set forth above are not necessarily indicative of the results that would have been obtained had the Singular acquisition had taken place on the first day of the Company's 2016 calendar year or of the results that may be achieved by the combined enterprise in the future.

Note 3. Note Receivable

On February 2, 2016, the Company entered into a loan and security agreement with C2Go, Inc., a Nevada corporation, pursuant to which the Company loaned a principal amount of $200,000 to C2Go with an interest rate of 10% per annum for a term of 18 months. C2Go’s obligations under the loan and security agreement are secured by a first lien on all assets of C2Go. The debt is senior, and any future debt incurred by C2Go must be subordinated to the debt of the loan and security agreement. Upon maturity of the debt, C2Go was required to issue to the Company 5% of the issued and outstanding shares of common stock of C2Go, on a fully diluted basis, giving effect to any convertible securities, warrants, etc., such shares being validly issued, fully-paid and non-assessable shares for no additional consideration. C2Go defaulted on the Note, therefore the interest rate under the loan and security agreement rose to 18% per annum. The full principal of the note, plus accrued and unpaid interest, was due to be repaid on or before August 2, 2017.  C2Go did not make any payment on that date.  Pursuant to the Note, C2Go had until August 16, 2017 to cure the payment default.  The default was not cured. On August 28, 2017, the Company filed a lawsuit against C2Go, Inc, alleging multiple defaults under the loan and security agreement. The case is pending in Bexar County, San Antonio, TX. On December 7, 2017, the Company entered into an agreement jointly with C2Go and Mercury Investment Partners LLC whereby upon the receipt in full of the $200,000, full release of all obligations of C2Go to the Company will occur. Under the agreement, FiCentive, Inc. received $50,000 due upon signing of the agreement on December 7, 2017. The Company is owed $50,000 due on April 30, 2018 and a final payment of $100,000 due on or before October 31, 2018. Upon payment in full of the $200,000 owed, the Company agreed to waive all interest due and payable under the terms of the loan. There are no assurances that the Company will be able to recover the remaining $150,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. At September 30, 2017, the Company wrote off the accrued interest of $31,667 previously recognized on the C2Go note receivable. As of December 31, 2017, the Company has $ 0 recorded as an allowance for credit losses on this note receivable.

On March 7, 2017, the Company agreed to provide $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note did not accrue until the earlier of August 31, 2017, the date of closing and funding the Company’s proposed acquisition of Singular Payments or the termination of a non-binding letter of intent regarding the proposed acquisition; or until such mutually agreed upon extended date. The loan was increased to $600,000 on August 2, 2017. The Singular Payments, LLC acquisition closed on September 1, 2017. The note receivable was applied to the cash purchase price as part of the Purchase Agreement.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2017	2016
Software	$4,060,964	$3,692,474
Equipment	813,000	812,049
Furniture and fixtures	217,345	214,450
Leasehold improvements	25,353	25,353
Total property and equipment	5,116,662	4,744,326
Less: accumulated depreciation	(3,011,476)	(2,249,816)
Net property and equipment	$2,105,186	$2,494,510

Note 5. Intangibles

Akimbo Acquisition (2015)

Akimbo intangibles consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824) and goodwill of $9,759 acquired in the purchase of the assets of Akimbo Financial, Inc. in 2015. The intangible asset is fully amortized at December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

Singular Payments, LLC intangibles consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $333,333) acquired in the purchase of the membership interest of Singular Payments, LLC in 2017. The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over the next 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2017 was $333,333. Annual amortization expense will be $1,000,000.

Note 6. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2017
Allowance for doubtful accounts	$26,556	$71,667	$—	$(37,000)	$61,223
Reserve for processing losses	$172,832		—	—	$172,832
2016
Allowance for doubtful accounts	$35,033	$—	$—	$(8,477)	$26,556
Reserve for processing losses	$248,868	—	—	$(76,036)	$172,832

Note 7. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2017	2016
Accrued commissions	$331,214	$221,837
Reserve for merchant losses	172,832	172,832
Other accrued expenses	387,882	192,769
Accrued taxes	45,129	38,469
Accrued salaries	69,205	77,415
Total accrued expenses	$1,006,262	$703,322

Note 8. Operating Leases

The Company leases approximately 7,200 square feet of office space that houses its principal executive offices and operations. Rental expense under the operating lease was approximately $197,300 and $158,200 for the years ended December 31, 2017 and 2016, respectively. The lease expires on April 30, 2018.

The Company assumed ongoing obligations of the Singular Payments' leased space in Nashville, TN and St. Augustine, FL to house their sales offices and operations. Rental expense under the operating leases was $25,236 for the year ended December 31, 2017.

The Company also leases select computer equipment over a 36 month period initiated in May, 2016. The lease expires in April, 2019. Rental expense under the operating lease was $72,000 for the year ended December 31, 2017 and $45,500 for the year ended December 31, 2016.

The future operating lease payments as December 31, 2017 are as follows:

Year ended December 31,
2018	$125,400
2019	72,000
2020	28,000
2021	1,000

Note 9. Related Party Transactions

Louis Hoch

During the year ended December 31, 2017 and 2016, the Company purchased $1,826 and $2,250, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer is a 50% owner of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2017 and 2016, the Company received $29,555 and $51,500 in revenue from Lush Rooftop. Miguel Chapa, a member of our Board of Directors, is an owner in Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. corporate income tax system. The impact of U.S. Tax Reform primarily represents the Company’s estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on the Company’s historical financial performance, at December 31, 2017, the net deferred tax asset position was remeasured at the lower corporate rate of 21% and a tax expense was recognized to adjust net deferred tax assets to the reduced value.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$8,665,000	$13,676,000
Depreciation and amortization	322,000	313,000
Non-cash compensation	627,000	279,000
Other	23,000	23,000
Valuation Allowance	(8,243,000)	(12,670,000)
Deferred tax asset	$1,394,000	$1,621,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2017 and December 31, 2016 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2017, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $41.3 million that begin to expire in the year 2021. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the year ended December 31:

	2017	2016
Current provision:
Federal	$—	$—
State	47,316	32,668
	47,316	32,668

Deferred provision:
Federal expense	227,000	—

Expense for income taxes	$274,316	$32,668

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the year ended December 31:

	2017	2016
Income tax expense (benefit) at 34%	$(1,023,000)	$(407,000)
Change in valuation allowance	4,427,000	331,000
Permanent and other differences	(2,557,000)	76,000
Deferred tax impact of enacted tax rate and law changes	(620,000)	—
Alternative minimum tax and Texas margin tax	47,316	32,668

Income tax expense (benefit)	$274,316	$32,668

Note 11. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Stock Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2017, the Company granted 1,695,334 restricted shares of stock to employees, officers and directors. During 2017, the Company granted 66,667 restricted stock units to one director and 105,000 restricted stock units to employees either as a new hire bonus, or performance bonus.

Treasury Stock: During 2017, the Company purchased 56,973 shares with a value of $89,250 to cover the employee’s and director’s share to tax liabilities related to stock grants maturing on December 27, 2016. The Company also purchased 19,379 shares of common stock with a value of $23,760 through Wedbush under an agreement where shares were purchased at market at the discretion of Wedbush.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2017. The majority of the shares granted to those employees vest 10 years from the grant date, and is forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

The Company granted 300,000 shares of common stock with a 10 year vesting period to Vaden Landers as a part of his employment agreement. The Company granted 1,395,334 shares of stock to employees and directors as a performance bonus. Executive offices included in the grant were Louis Hoch (300,000 shares) and Tom Jewell (150,000 shares).

The Company entered into a Director’s agreement with Brad Rollins in 2017 where the director received 66,667 restricted stock units, pursuant and subject to the terms of the Company’s 2015 Equity Incentive Plan.  The initial 22,223 shares vests on May 1, 2018, the second installment of 22,222 shares vesting on May 1, 2019, and the third installment of 22,222 shares vests on May 1, 2020. During 2017, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2017. Stock-based compensation expense related to stock options and restricted stock awards was $968,141 for 2017 and $968,141 for 2016.

A summary of stock awards outstanding and 2017 activities are as follows:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,361,276	$1.85
Granted	1,695,334	2.23
Vested	36,674	—
Forfeited	—	—

Outstanding, December 31, 2017	5,019,936	$1.98	8.51	$2,773,236

Expected to Vest after December 31, 2017	5,019,936	$1.98	8.51	$2,773,236

As of December 31, 2017, there were $7,012,544 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 8.51 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2017, or $2.53.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2017 and 2016, respectively. The ESPP is no longer active.

Stock Warrants: There were no stock warrants as of December 31, 2017 and December 31, 2016.

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

	2017	2016
Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(3,008,785)	$(1,196,642)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	8,995,883	7,838,197
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	8,995,883	7,838,197
Basic (loss) per common share	$(0.33)	$(0.15)
Diluted (loss) per common share and common share equivalent	$(0.33)	$(0.15)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2017 and 2016 that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended December 31,
	2017	2016
Anti-dilutive awards and options	3,595,939	3,361,276

Note 13. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash and cash equivalent balance with one financial institution.

Note 14. Legal Proceedings

Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $150,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 is due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. There are no assurances that the Company will be able to recover the remaining $150,000 principal and that there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made.

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

Note 15. Subsequent Events

On January 9, 2018, the Board of Directors amended the Stock Buyback Plan adding an additional $2 million dollars to the plan to be available for stock buybacks. After the amendment, the total plan amount available is now $3 million. With the incremental plan funds available, the net funds available after the authorized incremental funds is $2,455,030.

On January 8, 2018 and January 9, 2018, the Company repurchased 397,845 shares in a private transaction at the closing price on January 8, 2018 and January 9, 2018 from officers, employees and director's to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. The value of the treasury shares purchased to cover the taxes was $956,128. The share buyback included share purchases for Michael Long, Chairman of the Board, Louis Hoch, President and Chief Executive Officer and Tom Jewell, Chief Financial Officer as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

In mid-January 2018, Pueblo Bank and Trust, terminated their relationship with the Company's gateway provider and as a result the Company stopped processing PINless debit transactions. The Company has secured a relationship with another gateway and bank sponsorship relationship, but has not yet resumed processing of PINless debit transactions.

In anticipation of the existing principal executive office lease expiration on April 30, 2018, the Company entered into a new lease in San Antonio, TX commencing on or about May 1, 2018. The operating lease is for a period of 76 months and expires on or about July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000.

In order to consolidate the Singular Payments' sales offices and operations, the company entered into a lease in Nashville, Tennessee commencing on or about March 1, 2018. The operating lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $109,000 to $122,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amendment to Restated Articles of Incorporation (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

3.3	Certificate of Change Filed Pursuant to NRS 78.209 (included as exhibit 3.1 to the Form 8-K filed July 23, 2015, and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

4.1	1999 Employee Stock Purchase Plan (included as exhibit 4.3 to the Form S-8, File No. 333-30958, filed February 23, 2000, and incorporated herein by reference).

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

10.5
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

10.7
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

10.9
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

10.12
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

10.14
Second Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 7, 2009 (included as exhibit 10.18 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.15
Third Amendment to Lease Agreement dated August 22, 2003 between the Company and Frost National Bank, Trustee for a Designated Trust, dated October 12, 2013 (included as exhibit 10.19 to the Form 10-K filed April 1, 2013 and incorporated herein by reference).

10.16
Asset Purchase Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.1 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.17
Transition Services Agreement, dated December 22, 2014, by and between Akimbo Financial, Inc. and Payment Data Systems, Inc. (included as exhibit 10.2 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.18
Fourth Amendment to Lease Agreement, dated August 22, 2003, by and between Payment Data Systems, Inc. and Domicilio OC, LLC as successor-in-interest to Frost National Bank, dated February 12, 2015 (included as exhibit 10.24 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.19	Lease Agreement, dated February 12, 2015, by and between FiCentive, Inc. and Domicilio OC, LLC (included as exhibit 10.25 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.20
Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.21
Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.22
Loan and Security Agreement, dated February 2, 2016, by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.23†
Prepaid Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.24
Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.25
Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.26
Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.27
Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.28	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.29
Line of Credit Promissory Note, dated March 7, 2017, by and between Singular Payments, LLC, as Borrower and Payment Data Systems, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.30
Security Agreement, dated March 7, 2017, by and between Singular Payments, LLC, as Debtor and Payment Data Systems, Inc., as Secured Party (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.31
Membership Interest Pledge Agreement, dated March 7, 2017, by and between Vaden Landers as Pledgor and Payment Data Systems, Inc. (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.32
Guaranty Agreement, dated March 7, 2017, by and between Vaden Landers as Guarantor and Payment Data Systems, Inc. (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.33
Independent Director Agreement, dated November 11, 2016, by and between Payment Data Systems, Inc. and Steve Huffman (included as exhibit 10.41 to the Form 10-K, filed April 6, 2017, and incorporated herein by reference).

10.34
Independent Director Agreement, dated May 5, 2017, by and between Payment Data Systems, Inc. and Brad Rollins (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.35
Amendment No. 1 to Line of Credit Promissory Note, dated June 6, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed June 8, 2017, and incorporated herein by reference).

10.36
First Amended and Restated Line of Credit Promissory Note, dated August 2, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed August 7, 2017, and incorporated herein by reference).

10.37†
Membership Interest Purchase Agreement, dated September 1, 2017, by and among Payment Data Systems, Inc., Singular Payments, LLC and Vaden Landers (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.38
Employment Agreement, dated September 1, 2017, by and between Payment Data Systems, Inc. and Vaden Landers (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.39
First Amendment to Employment Agreement, dated November 27, 2017, by and between Payment Data Systems, Inc. and Tom Jewell (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.40
Placement Agency Agreement, dated December 21, 2017, by and between Payment Data Systems, Inc. and Maxim Group, LLC (included as exhibit 10.1 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.41
Share Purchase Agreement, dated December 21, 2017, by and among Payment Data Systems, Inc., CVI Investments, Inc., Hudson Bay Maser Fund Ltd., Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (included as exhibit 10.2 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.42	Settlement Agreement, dated December 7, 2017, by and among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC (filed herewith).

10.43	Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (filed herewith).

10.44	Lease Agreement between Payment Data Systems, Inc. and RP Circle 1 Building, LLC dated December 11, 2017 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

ITEM 16. FORM 10-K SUMMARY

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payment Data Systems, Inc.

Date: March 30, 2018	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2018	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2018	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: March 30, 2018	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2018	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Executive Officer, and Director (Principal Executive Officer

Date: March 30, 2018	By:	/s/ Steve Huffman
Steve Huffman
Director

Date: March 30, 2018	By:	/s/ Miguel A. Chapa
Miguel A. Chapa
Director

Date: March 30, 2018	By:	/s/ Bradley Rollins
Bradley Rollins
Director