Form 10-Q
period 2018-03-31
PAYMENT DATA SYSTEMS INC
filed 2018-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
On May 9, 2018, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 15,859,515.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,473,066	$4,800,554
Accounts receivable, net	892,156	969,674
Settlement processing assets	37,751,361	38,027,984
Prepaid expenses and other	369,514	176,945
Notes receivable	150,000	150,000
Current assets before merchant reserves	42,636,097	44,125,157
Merchant reserves	15,080,233	14,977,468
Total current assets	57,716,330	59,102,625

Property and equipment, net	1,926,026	2,105,186

Other assets:
Intangibles, net	4,426,426	4,676,427
Deferred tax asset	1,394,000	1,394,000
Other assets	182,690	157,565
Total other assets	6,003,116	6,227,992

Total assets	$65,645,472	$67,435,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$225,757	$300,736
Accrued expenses	1,007,080	1,006,262
Settlement processing obligations	37,751,361	38,027,984
Deferred revenues	90,250	—
Current liabilities before merchant reserve obligations	39,074,448	39,334,982
Merchant reserve obligations	15,080,233	14,977,468
Total current liabilities	54,154,681	54,312,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 16,943,124 and 16,874,235 issued, and 15,859,515 and 16,201,634 outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	186,368	186,299
Additional paid-in capital	74,188,314	74,041,083
Treasury stock, at cost; 1,070,539 and 672,601 shares at March 31, 2018 (unaudited) and December 31, 2017, respectively	(1,787,193)	(831,059)
Deferred compensation	(6,785,466)	(7,012,544)
Accumulated deficit	(54,311,232)	(53,260,426)
Total stockholders’ equity	11,490,791	13,123,353

Total liabilities and stockholders’ equity	$65,645,472	$67,435,803

1

See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues	$5,843,665	$2,810,744

Operating expenses:
Cost of services	4,572,758	1,867,945
Selling, general and administrative:
Stock-based compensation	374,378	207,920
Other expenses	1,498,651	828,272
Depreciation and amortization	458,663	228,545
Total operating expenses	6,904,450	3,132,682

Operating (loss)	(1,060,785)	(321,938)

Other income and (expense):
Interest income	11,521	33,816
Other income (expense)	(1,542)	1,539
Other income and (expense), net	9,979	35,355

Income (loss) before income taxes	(1,050,806)	(286,583)
Income taxes	—	—

Net (loss)	$(1,050,806)	$(286,583)

Basic earnings (loss) per common share:	$(0.09)	$(0.03)
Diluted earnings (loss)per common share:	$(0.09)	$(0.03)
Weighted average common shares outstanding
Basic	12,026,622	8,485,183
Diluted	12,026,622	8,485,183
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net (loss)	$(1,050,806)	$(286,583)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	208,662	187,760
Amortization	250,001	40,785
Non-cash stock based compensation	374,378	207,920
Changes in current assets and current liabilities:
Accounts receivable	77,518	56,918
Prepaid expenses and other	(192,569)	(130,557)
Other assets	(25,125)	(28,763)
Accounts payable and accrued expenses	(74,161)	191,103
Merchant reserves	102,765	(1,078,211)
Deferred revenue	90,250	—
Net cash (used) by operating activities	(239,087)	(839,628)

Investing activities:
Purchases of property and equipment	(29,502)	(210,052)
Notes receivable	—	(500,000)
Net cash (used) by investing activities	(29,502)	(710,052)

Financing activities:
Purchases of treasury stock	(956,134)	(30,964)
Net cash (used) by financing activities	(956,134)	(30,964)

Change in cash, cash equivalents and merchant reserves	(1,224,723)	(1,580,644)
Cash, cash equivalents and merchant reserves, beginning of period	19,778,022	19,924,379

Cash, cash equivalents and merchant reserves, end of period	$18,553,299	$18,343,735

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	—	—
Income taxes	—	—
See accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 30, 2018. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. The Company reports revenues as gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.
Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
Merchant Reserves: The Company has merchant reserve requirements associated with ACH transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant Reserves are set for each merchant. Funds are collected from each merchant and held as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks.
The reconciliation of cash and cash equivalents to cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	March 31, 2018	March 31, 2017

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$4,800,554	$4,120,738
Merchant reserves	14,977,468	15,803,641
Total	$19,778,022	$19,924,379

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$3,473,066	$3,618,305
Merchant reserves	15,080,233	14,725,430
Total	$18,553,299	$18,343,735

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful account losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2018 and December 31, 2017, the Company’s allowance for estimated doubtful accounts was $60,144 and $61,223, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended March 31, 2018, the Company capitalized $15,878 of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2017 or during the three months ended March 31, 2018. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2018 and December 31, 2017, the Company’s reserve for processing losses was $172,832.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)"  and a subsequent amendment to the standard in March 2016,  ASU 2016-08 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net)." The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has evaluated the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and has adopted the provisions of this new standard in the first quarter of 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The Company's clients contract with the Company for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obliger in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obliger in the contractual relationship with its customers and therefor, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process will remain intact and we will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"), which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents and restricted cash and the prior period reported information has been recast to reflect the new presentation.

New Accounting Pronouncement: In February 2016, the FASB issued, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management does not expect that adopting this standard will have a significant impact on its financial statements and related disclosures.

Note 2.  Acquisition of Singular Payments, LLC

On September 1, 2017, the Company entered into a membership interest purchase agreement with Singular Payments, LLC (“Singular Payments”), a Florida limited liability company in the business of credit card processing, pursuant to which the Company agreed to purchase all of the membership interest in Singular Payments, LLC. The aggregate purchase price was $5,000,000 and consisted of a cash payment of $1,500,000 at closing, minus the balance on the outstanding note receivable of $600,000 and subject to adjustment based on net working capital, and $3,500,000 in shares of common stock, or 1,515,152 shares of the Company's common stock, $0.001 par value per share, valued at $2.31 per share. Such shares are unregistered and subject to a lock-up agreement of 24 months.

The final number of shares issued, and the related value per each such share, was determined using the volume-weighted average daily closing price for the shares of common stock for the 5 business days immediately preceding September 1, 2017, or $2.31.

The purchase price was allocated to the net assets acquired based upon their estimated fair values as follows:

	Estimated Fair Value	Estimated Useful Life
Customer list	$5,000,000	5 years
Total	$5,000,000

The unaudited proforma results including the effects of the Singular Payments acquisition as if it had been consummated on January 1, 2016 were included in a Form 8-K/A filed November 17, 2017 and summarized in the Form 10-K filed March 30, 2018.

Note 3. Notes Receivable

Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due on April 30, 2018. FiCentive has issued a letter of default. In principle, FiCentive has agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. There are no assurances that the Company will be able to recover the remaining $150,000 principal due and there are no assurances the Company will be able to recover any value from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of March 31, 2018, the Company has not recorded a loss reserve on the note receivable.

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

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	March 31, 2018	December 31, 2017

Accrued commissions	$222,439	$331,214
Reserve for merchant losses	172,832	172,832
Other accrued expenses	437,714	387,882
Accrued taxes	46,448	45,129
Accrued salaries	127,647	69,205
Total accrued expenses	$1,007,080	$1,006,262

Note 5. Net Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(1,050,806)	$(286,583)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	12,026,622	8,485,183
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,026,622	8,485,183
Basic earnings (loss) per common share	$(0.09)	$(0.03)
Diluted earnings (loss) per common share and common share equivalent	$(0.09)	$(0.03)
The awards and options to purchase shares of common stock that were outstanding at March 31, 2018 and March 31, 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive awards and options	3,877,750	3,357,831

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

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $8.2 million to reduce the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate a change to the valuation allowance may be warranted.

At December 31, 2017, the Company had available net operating loss carryforwards of approximately $41.3 million, which expire beginning in the year 2021. Approximately $0.1 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 7. Related Party Transactions
Louis Hoch
During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company purchased a total of $0 and $1,826, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa
During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company received $7,709 and $29,555, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

Directors and Officers

On January 8, 2018 and January 9, 2018, the Company repurchased 397,845 shares for $956,128 in a private transaction at the closing price on January 8, 2018 and January 9, 2018 from officers, employees and director's to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. In particular, the Company repurchased the following shares from Named Executive Officers and directors:

•	Michael Long (Chairman of the Board): 158,476 shares valued at $2.40 per share or total of $380,342;

•	Louis Hoch (President and Chief Executive Officer): 158,476 shares valued at $2.40 per share or total of $380,342; and

•	Tom Jewell (Chief Financial Officer): 13,060 shares valued at $2.50 per share or total of $32,650.

Note 8. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018. FiCentive has issued a letter of default. In principle, FiCentive has agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. There are no assurances that the Company will be able to recover the remaining $150,000 principal and there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of March 31, 2018, the Company has not recorded a loss reserve on the note receivable.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS DISCLAIMER
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "anticipate," "believe," "estimate," "intend," and words or phases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 30, 2018, including the audited consolidated financial statements and the notes contained therein.
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
On September 1, 2017, we closed the acquisition of Singular Payments, LLC. Singular Payments is a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple to use electronic bill payment presentment and payment platform which allows merchants to streamline the costly and labor-intensive process of invoicing and collections.
We reported a net loss of $1,050,806 for the three months ended March 31, 2018 and a net loss of $286,583 for the three months ended March 31, 2017.
During the first quarter of 2018, the volume of credit card transactions we processed increased by 307% compared to the first quarter of 2017.  Accordingly, the amount of credit card dollars processed during the first quarter of 2018 increased by 305% compared to the same time period in 2017. Credit card transactions processed during the first quarter of 2018 increased by 6% compared to the fourth quarter of 2017. Credit card dollars processed during the first quarter of 2018 increased by 5% compared to the fourth quarter of 2017. The growth in both the number of transactions processed and the dollar amounts processed is due to the acquisition of the business of Singular Payments on September 1, 2017.
ACH (eCheck) transaction volumes during the first quarter of 2018 increased by 5% compared to the fourth quarter of 2017, representing the third consecutive quarter of growth. eCheck volumes during the first quarter of 2018 were down 2% compared to the first quarter of 2017. Returned check transactions processed during the first quarter of 2018 increased 6% compared to the fourth quarter of 2017 and decreased by 2% compared to the first quarter of 2017.
Total dollars processed for the first quarter of 2018 exceeded $782 million.
For the second quarter of 2018, we expect to report significant revenue increases versus the comparable prior year period due to the business acquired as a part of the Singular Payments acquisition coupled with modest sequential growth versus the first quarter of 2018. We expect continued improvement in our ACH and returned check revenues versus the first quarter of 2018. We expect to see an increase in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. Our prepaid credit card transactions should continue to grow modestly.

We may incur future operating losses. To regain and sustain profitability, we must, among other things, significantly grow and maintain our customer base, implement successful marketing strategies, continue to maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors.
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) properly assimilate current and future acquisitions of companies and customer portfolios. The acquisition of Singular Payments and their sales force complements our existing resources. The acquisition leverages our existing customer set and service offerings providing a near term impact on revenues and profits. We are focused on adding new software integrators and cross-selling incremental services to existing merchants. In addition to our near term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the combined organization and continuing to leverage and outsource our data center operations allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

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
For a summary of Critical Accounting Policies, please refer to the Notes to Interim Condensed Consolidated Financial Statements, Note 1, Basis of Presentation.
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

Revenues for the quarter ended March 31, 2018 increased 108% to $5,843,665, as compared to $2,810,744 for the quarter ended March 31, 2017. The increase for the quarter ended March 31, 2018 versus the same period in 2017 was primarily due to acquisition of the business of Singular Payments, LLC on September 1, 2017 combined with organic growth.
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
Cost of services increased 145% to $4,572,758 for the quarter ended March 31, 2018, as compared to $1,867,945 for the same period in the prior year. The increase for the quarter ended March 31, 2018, as compared to the same period in the prior year, was primarily due to the increase in the volume of credit card processing transactions associated with the business acquired from the Singular Payments acquisition.
Stock-based Compensation
Stock-based compensation expenses were $374,378 and $207,920 for the quarters ended March 31, 2018 and 2017, respectively. The increase in stock-based compensation expense was due to the incremental expenses associated with the stock grants issued in November, 2017.
Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased by 81% to $1,498,651 for the quarter ended March 31, 2018, as compared to $828,272 for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended March 31, 2018, as compared to the same period in the prior year, was primarily attributable to employee salaries and other employee related expenses associated with the Singular Payments acquisition.

Depreciation and Amortization
Depreciation and amortization totaled $458,663 for the quarter ended March 31, 2018, compared to depreciation and amortization of $228,545 for the same period in 2017. Increased amortization expense was as a result of the Singular Payments acquisition in September, 2017.
Other Income (Expense)
Other income (expense) netted income of $9,979 for the quarter ended and March 31, 2018 compared to income of $35,355 for the quarter ended March 31, 2017, respectively. The decrease in other income is primarily due to lower interest-bearing cash balances.
Interest income was $11,521 and $33,816, for the quarters ended March 31, 2018 and March 31, 2017, respectively.
Net Loss
We reported a net loss of $1,050,806 for the quarter ended March 31, 2018, as compared to a net loss of $286,583 for the same period in the prior year. The key drivers in the decrease in profitability include efforts to expand our sales and marketing organization, higher employee and other employee related expenses and incremental amortization expense associated with the Singular Payments acquisition.
Liquidity and Capital Resources
At March 31, 2018, we had $3,473,066 of cash and cash equivalents, as compared to $4,800,554 of cash and cash equivalents at December 31, 2017. The decrease in cash for the quarter ended March 31, 2018 was primarily due to $239,087 of net funds used by operations for the period and $956,134 of treasury stock purchases to cover employee taxes associated with the January 9, 2018 stock vesting.
We reported a net loss of $1,050,806 for the quarter ended March 31, 2018 and a net loss of $286,583 for the quarter ended March 31, 2017. At March 31, 2018, we have an accumulated deficit of $54,311,232. Additionally, we have working capital of $3,561,649 and $4,790,175 at March 31, 2018 and December 31, 2017, respectively.
Net cash used by operating activities including merchant reserve funds was $239,087 and $839,628 for the quarter ended March 31, 2018 and March 31, 2017, respectively. The decrease in net cash provided by operating activities for the quarter ended March 31, 2018 as compared to the same period in the prior year was attributable to a higher operating loss as we integrate the Singular Payments acquisition and incrementally grow our business.
Net cash used by investing activities was $29,502 for the quarter ended March 31, 2018, as compared to net cash used by investing activities of $710,052 for the same period in the prior year. The investing activities relate to normal asset purchases. Prior year investing activities included higher asset purchases and a note receivable associated with the Singular Payments acquisition on September 1, 2017.
Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the $50,000 due April 30, 2018. FiCentive has issued a letter of default. In principle, FiCentive has agreed to extend the due date of the payment due April 30, 2018 to May 16, 2018. There are no assurances that we will be able to recover the remaining $150,000 principal and there are no assurances we will be able to recover any value from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of March 31, 2018, we have not recorded a loss reserve on the note receivable.

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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2018 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018. FiCentive has issued a letter of default. In principle, FiCentive has agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. There are no assurances that we will be able to recover the remaining $150,000 principal and there are no assurances we will be able to recover any value from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of March 31, 2018, we have not recorded a loss reserve on the note receivable.

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

Item 1A. RISK FACTORS.
There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 30, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no issuances of unregistered equity securities during the quarter ended March 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2017 were $455,030 and after the increase were $2,455,030. At March 31, 2018, $1,498,902 are available under the repurchase plan. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the three months ended March 31, 2018, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 -31, 2018	397,845	$2.40	720,914	$1,498,902
Total	397,845

On January 8, 2018 and January 9, 2018, we repurchased 397,845 shares for $956,128 in a private transaction at the closing price on January 8 and January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases for Michael Long, Chairman of the Board, ($380,342), Louis Hoch, President and Chief Executive Officer, ($380,342), and Tom Jewell, Chief Financial Officer, ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

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

10.42
Settlement Agreement, dated December 7, 2017, by and among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC (included as exhibit 10.42 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.43
Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (included as exhibit 10.43 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.44
Lease Agreement between Payment Data Systems, Inc. and RP Circle 1 Building, LLC dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

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

PAYMENT DATA SYSTEMS, INC

Date: May 15, 2018	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)