Form 10-Q
period 2018-06-30
PAYMENT DATA SYSTEMS INC
filed 2018-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number:000-30152
PAYMENT DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Paesanos Parkway, Suite 300, San Antonio, TX	78231
(Address of principal executive offices)	(Zip Code)
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
On August 9, 2018, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 15,997,361.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,722,357	$4,800,554
Accounts receivable, net	939,394	969,674
Settlement processing assets	40,130,936	38,027,984
Prepaid expenses and other	242,606	176,945
Notes receivable, net	77,500	150,000
Current assets before merchant reserves	44,112,793	44,125,157
Merchant reserves	14,782,305	14,977,468
Total current assets	58,895,098	59,102,625

Property and equipment, net	2,121,062	2,105,186

Other assets:
Intangibles, net	4,176,426	4,676,427
Deferred tax asset	1,394,000	1,394,000
Other assets	302,287	157,565
Total other assets	5,872,713	6,227,992

Total assets	$66,888,873	$67,435,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$237,545	$300,736
Accrued expenses	901,872	1,006,262
Settlement processing obligations	40,130,936	38,027,984
Deferred revenues	50,000	—
Current liabilities before merchant reserve obligations	41,320,353	39,334,982
Merchant reserve obligations	14,782,305	14,977,468
Total current liabilities	56,102,658	54,312,450

Non-current liabilities:
Deferred rent	27,416	—
Total liabilities	56,130,074	54,312,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 17,069,680 and 16,874,235 issued, and 15,997,361 and 16,201,634 outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	185,501	186,299
Additional paid-in capital	74,434,439	74,041,083
Treasury stock, at cost; 1,072,319 and 672,601 shares at June 30, 2018 (unaudited) and December 31, 2017, respectively	(1,790,135)	(831,059)

1

Deferred compensation	(6,724,336)	(7,012,544)
Accumulated deficit	(55,346,670)	(53,260,426)
Total stockholders’ equity	10,758,799	13,123,353

Total liabilities and stockholders’ equity	$66,888,873	$67,435,803
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$6,283,875	$2,550,441	$12,127,540	$5,361,185
Cost of services	4,964,260	1,854,406	9,537,018	3,722,351
Gross profit	1,319,615	696,035	2,590,522	1,638,834

Selling, general and administrative:
Stock-based compensation	298,477	217,759	672,855	425,679
Other expenses	1,595,276	799,740	3,093,927	1,628,012
Depreciation and amortization	457,276	227,273	915,939	455,818
Total selling, general and administrative expenses	2,351,029	1,244,772	4,682,721	2,509,509

Operating (loss)	(1,031,414)	(548,737)	(2,092,199)	(870,675)

Other income and (expense):
Interest income	15,396	38,730	26,917	72,546
Other income (expense)	(420)	(2,653)	(1,962)	(1,114)
Other income and (expense), net	14,976	36,077	24,955	71,432

(Loss) before income taxes	(1,016,438)	(512,660)	(2,067,244)	(799,243)
Income taxes	19,000	21,677	19,000	21,677

Net (loss)	$(1,035,438)	$(534,337)	$(2,086,244)	$(820,920)

Basic (loss) per common share:	$(0.09)	$(0.06)	$(0.17)	$(0.10)
Diluted (loss) per common share:	$(0.09)	$(0.06)	$(0.17)	$(0.10)
Weighted average common shares outstanding
Basic	12,075,580	8,471,494	12,124,538	8,478,339
Diluted	12,075,580	8,471,494	12,124,538	8,478,339
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net (loss)	$(2,086,244)	$(820,920)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	415,939	374,249
Amortization	500,001	81,569
Provision for loss on note receivable	72,500	—
Stock based compensation	672,855	425,679
Issuance of stock to consultant for services	7,911	15,400
Changes in current assets and current liabilities:
Accounts receivable	30,280	25,647
Prepaid expenses and other	(65,661)	(86,710)
Other assets	(144,722)	(22,567)
Accounts payable and accrued expenses	(167,581)	20,731
Merchant reserves	(195,163)	(851,121)
Deferred revenue	50,000	—
Deferred rent	27,416	—
Net cash (used) by operating activities	(882,469)	(838,043)

Investing activities:
Purchases of property and equipment	(431,815)	(298,426)
Notes receivable	—	(500,000)
Net cash (used) by investing activities	(431,815)	(798,426)

Financing activities:
Purchases of treasury stock	(959,076)	(108,939)
Net cash (used) by financing activities	(959,076)	(108,939)

Change in cash, cash equivalents and merchant reserves	(2,273,360)	(1,745,408)
Cash, cash equivalents and merchant reserves, beginning of period	19,778,022	19,924,379

Cash, cash equivalents and merchant reserves, end of period	$17,504,662	$18,178,971

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	—	—
Income taxes	49,000	21,677
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
The reconciliation of cash and cash equivalents to cash, cash equivalents and merchant reserves is as follows for each period presented:

	June 30, 2018	June 30, 2017

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$4,800,554	$4,120,738
Merchant reserves	14,977,468	15,803,641
Total	$19,778,022	$19,924,379

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$2,722,357	$3,226,451
Merchant reserves	14,782,305	14,952,520
Total	$17,504,662	$18,178,971

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2018 and December 31, 2017, the Company’s allowance for estimated doubtful accounts was $59,348 and $61,223, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the six months ended June 30, 2018, the Company capitalized $66,705 of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2017 or during the six months ended June 30, 2018. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2018 the Company’s reserve for processing losses was $172,252 and $172,832 at December 31, 2017.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting standards update, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)" and a subsequent amendment to the standard in March 2016,  ASU 2016-08 “Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net)." The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has evaluated the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and has adopted the provisions of this new standard beginning January 1, 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The Company's clients contract with the Company for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obliger in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obliger in the contractual relationship with its customers and therefor, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process will remain intact and the Company will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"), which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents and merchant reserves and the prior period reported information has been recast to reflect the new presentation.

New Accounting Pronouncements:

In February 2016, the FASB issued, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for this Company for the fiscal year beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management does not expect that adopting this standard will have a significant impact on its financial statements and related disclosures.

In June 2018, the FASB issued Accounting Standards Update “ASU No. 2018-07 - Compensation - Stock Compensation". The ASU expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods or services from both non-employees and employees. The guidance in the ASU is effective for the Company in all fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements, if any.

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

Note 3. Notes Receivable

Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due on April 30, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due May 16, 2018 was received after June 30, 2018. There are no assurances the Company will be able to recover the remaining $145,000 principal due and there are no assurances the Company will be able to recover any value from its lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2018, the Company recorded a loss reserve on the note receivable of $72,500.

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

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	June 30, 2018	December 31, 2017

Accrued commissions	$62,469	$331,214
Reserve for merchant losses	172,252	172,832
Other accrued expenses	583,910	387,882
Accrued taxes	17,805	45,129
Accrued salaries	65,436	69,205
Total accrued expenses	$901,872	$1,006,262

Note 5. Net (Loss) Per Share
Basic (loss) per share (EPS) were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted (loss) per share, net income (loss) available to common shareholders	$(1,035,438)	$(534,337)	(2,086,244)	(820,920)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	12,075,580	8,471,494	12,124,538	8,478,339
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,075,580	8,471,494	12,124,538	8,478,339
Basic (loss) per common share	$(0.09)	$(0.06)	(0.17)	$(0.10)
Diluted (loss) per common share and common share equivalent	$(0.09)	$(0.06)	(0.17)	$(0.10)
The awards and options to purchase shares of common stock that were outstanding at June 30, 2018 and June 30, 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2018	2017
Anti-dilutive awards and options	3,846,141	3,352,831

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

Note 7. Related Party Transactions
Louis Hoch
During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company purchased a total of $826 and $1,826, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa
During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company received $10,181 and $29,555, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

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

Note 8. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received subsequent to the end of the quarter. There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2018, the Company has recorded a $72,500 loss reserve on the note receivable.

Aside from the lawsuit described above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations.

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
During the second quarter of 2018, the volume of credit card transactions processed increased by 415% compared to the second quarter of 2017.  The amount of credit card dollars processed during the second quarter of 2018 increased by 291% compared to the same time period in 2017. Credit card transactions processed during the second quarter of 2018 increased by 1% compared to the first quarter of 2018. Credit card dollars processed during the second quarter of 2018 increased by 7% compared to the first quarter of 2018. The growth in both the number of transactions processed and the dollar amounts processed is primarily due to the acquisition of the legacy business of Singular Payments on September 1, 2017.
ACH (eCheck) transaction volumes during the second quarter of 2018 increased by 17% compared to the second quarter of 2017. eCheck volumes during the second quarter of 2018 were up 1% compared to the first quarter of 2018, representing the fourth consecutive quarter of growth. Returned check transactions processed during the second quarter of 2018 increased 30% compared to the second quarter of 2017 and increased by 6% compared to the first quarter of 2018.
Total dollars processed for the second quarter of 2018 exceeded $821 million as compared to $783 million in the first quarter of 2018.
We reported a net loss of $1.0 million and $2.1 million for the three and six months ended June 30, 2018 compared to a net loss of $0.5 million and $0.8 million for the three and six months ended June 30, 2017.
For the third quarter of 2018, we anticipate continued revenue increases in our ACH and returned check revenues versus the comparable period in the prior year. We also expect to report revenue increases versus the comparable prior year period due to the legacy business acquired as a part of the Singular Payments acquisition coupled with sequential growth versus the third quarter of 2017. We expect to see increases in the number of enrolled merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. Our prepaid credit card transactions should continue to gain traction.

We may incur future operating losses. To regain and sustain profitability, we must, among other things, incrementally grow and maintain our customer base, cross sell our ACH, credit card and prepaid product offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments and other factors.
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) properly assimilate current and future acquisitions of companies and customer portfolios. The acquisition of Singular Payments and their sales force complements our existing resources. The acquisition leverages our existing customer and service offerings providing a near-term impact on revenues and profits. We are focused on adding new software integrators and cross-selling incremental services to existing merchants. In addition to our near term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the accounting policies described in Note 1 to the Notes to the Interim Condensed Consolidated Financial Statements to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.
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

Revenues for the quarter ended June 30, 2018 increased 146% to $6.3 million, as compared to $2.6 million for the quarter ended June 30, 2017. Revenues for the six months ended June 30, 2018 increased 126% to $12.1 million, as compared to $5.4 million for the six months ended June 30, 2017. The increase for the quarter and six months ended June 30, 2018 versus the same period in 2017 was due to 13.5% and 4.7% organic growth (excluding Singular results) for the three and six months ended June 30, 2018 plus the acquisition of the legacy business of Singular Payments, LLC on September 1, 2017.
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
Cost of services increased 168% to $5.0 million for the quarter ended June 30, 2018, as compared to $1.9 million for the same period in the prior year. Cost of services increased 156% to $9.5 million for the six months ended June 30, 2018, as compared to $3.7 million for the same period in the prior year. The increase for the quarter and six months ended June 30, 2018, as compared to the same period in the prior year, was primarily due to the increase in the volume of credit card processing transactions associated with the business acquired from the Singular Payments acquisition plus organic growth in the other lines of business.
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased 90% to $1.3 million for the quarter ended June 30, 2018, as compared to $0.7 million for the same period in the prior year. Gross profits increased 58% to $2.6 million for the six months ended June 30, 2018, as compared to $1.6 million for the same period in the prior year. The increase for the quarter and six months ended June 30, 2018, as compared to the same period in the prior year, was due to organic growth plus the gross profits associated with the credit card portfolio acquired through the Singular Payments acquisition.

Stock-based Compensation
Stock-based compensation expenses were $0.3 million and $0.2 million for the quarters ended June 30, 2018 and 2017, respectively. Stock-based compensation expenses were $0.7 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase in stock-based compensation expense was due to the incremental expenses recorded for financial statement purposes associated with the stock grants issued in November 2017.
Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased by 99% to $1.6 million for the quarter ended June 30, 2018, as compared to $0.8 million for the same period in the prior year. Other selling, general and administrative expenses increased by 90% to $3.1 million for the six months ended June 30, 2018, as compared to $1.6 million for the same period in the prior comparative period. The increase in other selling, general and administrative expenses for the three months ended June 30, 2018, as compared to the same period in the prior year, was primarily attributable to employee salaries and other employee related expenses primarily associated with the Singular Payments acquisition.
Depreciation and Amortization
Depreciation and amortization totaled $0.5 million for the quarter ended June 30, 2018, compared to depreciation and amortization of $0.2 million for the same period in 2017. Depreciation and amortization totaled $0.9 million for the six months ended June 30, 2018, compared to depreciation and amortization of $0.5 million for the same period in 2017. Increased amortization expense was as a result of the Singular Payments acquisition in September, 2017.
Other Income (Expense)
Other income (expense) was $15 thousand for the quarter ended June 30, 2018 compared to income of $36 thousand for the quarter ended June 30, 2017, respectively. Other income (expense) was $25 thousand for six months ended June 30, 2018 compared to income of $71 thousand for the six months ended June 30, 2017, respectively.
Net Loss
We reported a net loss of $1.0 million for the quarter ended June 30, 2018, as compared to a net loss of $0.5 million for the same period in the prior year and a net loss of $2.1 million for the six months ended June 30, 2018, as compared to a net loss of $0.8 million for the same period in the prior year. The key drivers in the decrease in profitability include continuing resource investments in developing our technology and sales efforts designed to grow and expand our capabilities across our ACH, PayFac and Prepaid businesses.
Liquidity and Capital Resources
At June 30, 2018, we had $2.7 million of cash and cash equivalents, as compared to $4.8 million of cash and cash equivalents at December 31, 2017. The decrease in cash for the six months ended June 30, 2018 was primarily due to $0.9 million of net funds used by operations for the period and $1.0 million of treasury stock purchases to cover employee taxes associated with the January 9, 2018 stock vesting and $0.4 million of capital expenditures. We are focused on efforts to drive gross profits and optimize expenditures to achieve positive cash flow from operating activities.
We reported a net loss of $1.0 million for the quarter ended June 30, 2018 and a net loss of $0.8 million for the quarter ended June 30, 2017 and a net loss of $2.1 million for the quarter ended June 30, 2018 and a net loss of $0.8 million for the quarter ended June 30, 2017. At June 30, 2018, we have an accumulated deficit of $55.3 million. Additionally, we had working capital of $2.8 million and $4.8 million at June 30, 2018 and December 31, 2017, respectively.
Net cash used by operating activities including merchant reserve funds was $0.9 million and $0.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in net cash used by operating activities for the six months ended June 30, 2018 as compared to the same period in the prior year was attributable to a higher operating loss as we continue to invest in resources and infrastructure to scale our business. We are focused on efforts to achieve positive cash flows from operations.
Net cash used by investing activities was $0.4 million for the six months June 30, 2018, as compared to net cash used by investing activities of $0.8 million for the same period in the prior year. The investing activities related to normal asset purchases plus expenditures associated with the establishment of two new offices as a result of lease expirations. Prior year investing activities included purchases and a note receivable associated with the acquisition of Singular Payments on September 1, 2017.

Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the $50,000 due April 30, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received subsequent to the end of the period. There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances we will be able to recover any value from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2018, we have recorded a $72,500 loss reserve on the note receivable.
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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2018 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Under a loan and security agreement dated February 2, 2016, our wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 is due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018. FiCentive has issued a letter of default. In principle, FiCentive has agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received after June 30, 2018. There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances we will be able to recover any value from our lien on all the assets of C2Go, Inc. if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of June 30, 2018, we have recorded a $72,500 loss reserve on the note receivable.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no issuances of unregistered equity securities during the quarter ended June 30, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2017 were $455,030 and after the increase were $2,455,030. At June 30, 2018, $1,496,438 are available under the repurchase plan. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the three months ended June 30, 2018, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2018	1,187	$1.67	722,101	$1,496,927
June 1 - June 30, 2018	742	$1.66	722,843	$1,496,438
Total	1,929

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

PAYMENT DATA SYSTEMS, INC

Date: August 14, 2018	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)