Form 10-Q
period 2018-09-30
PAYMENT DATA SYSTEMS INC
filed 2018-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [_] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [X] No
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:
On November 9, 2018, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 15,943,624.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,716,316	$4,800,554
Accounts receivable, net	1,147,482	969,674
Settlement processing assets	34,767,837	38,027,984
Prepaid expenses and other	179,330	176,945
Notes receivable, net	72,500	150,000
Current assets before merchant reserves	38,883,465	44,125,157
Merchant reserves	13,602,562	14,977,468
Total current assets	52,486,027	59,102,625

Property and equipment, net	2,050,221	2,105,186

Other assets:
Intangibles, net	3,926,426	4,676,427
Deferred tax asset	1,394,000	1,394,000
Other assets	303,759	157,565
Total other assets	5,624,185	6,227,992

Total assets	$60,160,433	$67,435,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$251,906	$300,736
Accrued expenses	1,217,307	1,006,262
Settlement processing obligations	34,767,837	38,027,984
Deferred revenues	35,000	—
Current liabilities before merchant reserve obligations	36,272,050	39,334,982
Merchant reserve obligations	13,602,562	14,977,468
Total current liabilities	49,874,612	54,312,450

Non-current liabilities:
Deferred rent	58,457	—
Total liabilities	49,933,069	54,312,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 17,020,180 and 16,874,235 issued, and 15,943,624 and 16,201,634 outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	185,447	186,299

1

Additional paid-in capital	74,371,930	74,041,083
Treasury stock, at cost; 1,076,556 and 672,601 shares at September 30, 2018 (unaudited) and December 31, 2017, respectively	(1,797,442)	(831,059)
Deferred compensation	(6,372,735)	(7,012,544)
Accumulated deficit	(56,159,836)	(53,260,426)
Total stockholders’ equity	10,227,364	13,123,353

Total liabilities and stockholders’ equity	$60,160,433	$67,435,803
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$6,473,743	$3,588,853	$18,601,283	$8,950,038
Cost of services	5,014,603	2,764,236	14,551,621	6,486,587
Gross profit	1,459,140	824,617	4,049,662	2,463,451

Selling, general and administrative:
Stock-based compensation	289,038	230,206	961,893	655,885
Other expenses	1,519,793	1,172,021	4,613,720	2,800,033
Depreciation and amortization	473,225	314,789	1,389,164	770,607
Total selling, general and administrative expenses	2,282,056	1,717,016	6,964,777	4,226,525

Operating (loss)	(822,916)	(892,399)	(2,915,115)	(1,763,074)

Other income and (expense):
Interest income	23,327	16,381	50,244	88,927
Other income (expense)	1,423	993	(539)	(121)
Other income and (expense), net	24,750	17,374	49,705	88,806

(Loss) before income taxes	(798,166)	(875,025)	(2,865,410)	(1,674,268)
Income taxes	15,000	15,000	34,000	36,677

Net (loss)	$(813,166)	$(890,025)	$(2,899,410)	$(1,710,945)

Basic (loss) per common share:	$(0.07)	$(0.10)	$(0.24)	$(0.20)
Diluted (loss) per common share:	$(0.07)	$(0.10)	$(0.24)	$(0.20)
Weighted average common shares outstanding
Basic	12,145,323	8,954,831	12,098,828	8,637,169
Diluted	12,145,323	8,954,831	12,098,828	8,637,169
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net (loss)	$(2,899,410)	$(1,710,945)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	639,164	564,920
Amortization	750,000	205,687
Provision for loss on note receivable	72,500	—
Bad debt expense	—	71,667
Stock based compensation	961,893	655,885
Issuance of stock to consultant for services	7,911	15,400
Changes in current assets and current liabilities:
Accounts receivable	(177,808)	30,733
Prepaid expenses and other	(2,385)	(84,783)
Other assets	(146,194)	64,440
Accounts payable and accrued expenses	162,215	220,100
Merchant reserves	(1,374,906)	(894,741)
Deferred revenue	35,000	—
Deferred rent	58,457	—
Net cash (used) by operating activities	(1,913,563)	(861,637)

Investing activities:
Purchases of property and equipment	(584,198)	(344,611)
Purchase of Singular Payments, LLC	—	(900,000)
Notes receivable	5,000	(600,000)
Net cash (used) by investing activities	(579,198)	(1,844,611)

Financing activities:
Purchases of treasury stock	(966,383)	(109,382)
Net cash (used) by financing activities	(966,383)	(109,382)

Change in cash, cash equivalents and merchant reserves	(3,459,144)	(2,815,630)
Cash, cash equivalents and merchant reserves, beginning of period	19,778,022	19,924,379

Cash, cash equivalents and merchant reserves, end of period	$16,318,878	$17,108,749

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	—	—
Income taxes	$49,000	$21,677
Non-cash transactions:
Issuance of common stock in exchange for purchase of Singular Payments, LLC	—	3,500,000

Forgiveness of note receivable in exchange for purchase of Singular Payments, LLC	—	600,000
Issuance of deferred compensation to Vaden Landers	—	630,000
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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues as gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.
Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
Merchant Reserves: The Company has merchant reserve requirements associated with Automated Clearing House ("ACH") transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant Reserves are set for each merchant. Funds are collected from each merchant and held as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks.
The reconciliation of cash and cash equivalents to cash, cash equivalents and merchant reserves is as follows for each period presented:

	September 30, 2018	September 30, 2017

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$4,800,554	$4,120,738
Merchant reserves	14,977,468	15,803,641
Total	$19,778,022	$19,924,379

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$2,716,316	$2,199,849
Merchant reserves	13,602,562	14,908,900
Total	$16,318,878	$17,108,749

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2018 and December 31, 2017, the Company’s allowance for estimated doubtful accounts was $58,731 and $61,223, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the nine months ended September 30, 2018 and September 30, 2017, the Company capitalized $163,888 and $243,039, respectively of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2017 or during the nine months ended September 30, 2018. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2018 and December 31, 2017, the Company’s reserve for processing losses was $313,614 and $172,832, respectively.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016,  ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has evaluated the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and has adopted the provisions of this new standard beginning January 1, 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The Company's clients contract with the Company for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obliger in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obliger in the contractual relationship with its customers and therefor, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process will remain intact and the Company will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that the reconciliation of the beginning of period and the end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents and merchant reserves and the prior period reported information has been recast to reflect the new presentation.

New Accounting Pronouncements:

In February 2016, the FASB issued, Leases (Topic 842), which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for this Company for the fiscal year beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management does not expect that adopting this standard will have a significant impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation which expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods or services from both non-employees and employees. The guidance is effective for the Company in all fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements, if any.

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

The final number of shares issued, and the related value per each such share, was determined using the volume-weighted average daily closing price for the shares of common stock for the five business days immediately preceding September 1, 2017, or $2.31.

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

Note 3. Notes Receivable

Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due on April 30, 2018 or the amount due on October 31, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due May 16, 2018 was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to FiCentive. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court and litigation is continuing. There are no assurances the Company will be able to recover the remaining $145,000 principal due and there are no assurances the Company will be able to recover any value from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of September 30, 2018, the Company recorded a loss reserve on the note receivable of $72,500 as of June 30, 2018 and the reserve remains unchanged as of September 30, 2018.

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

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	September 30, 2018	December 31, 2017

Accrued commissions	$57,224	$331,214
Reserve for merchant losses	313,614	172,832
Other accrued expenses	658,670	387,882
Accrued taxes	34,689	45,129
Accrued salaries	153,110	69,205
Total accrued expenses	$1,217,307	$1,006,262

Note 5 -Stockholders' Equity

Common Stock Purchase Warrants: On August 21, 2018, the Company entered into a warrant agreement with University Fancards, LLC in conjunction with a Prepaid Card Marketing and Processing Agreement (the "Prepaid Agreement"). On the date the first financial transaction is processed on a card issued (the "Issue Date") under the Prepaid agreement, the Company issued Fancards a warrant to purchase an aggregate of up to 150,000 shares of the Company's common stock. Warrants to purchase 30,000 shares vested immediately on the Issue Date. The additional warrants will vest in 30,000 share increments on July 31, 2019, July 31, 2020, July 31, 2021 and July 31, 2022. The strike price for the warrants will be $1.80 per share when the warrants vest on the Issue Date. The strike price for the remaining warrants will be the lesser of $2.00 per share or 120% of the market price of the common stock on the vesting date of the warrant.

As of September 30, 2018, the first financial transaction had not been processed on a card issued under the Prepaid Agreement. The Company will estimate the fair value of the warrant as of the Issue Date based upon a Black-Sholes valuation.
Note 6. Net (Loss) Per Share
Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted (loss) per share, net income (loss) available to common shareholders	$(813,166)	$(890,025)	(2,899,410)	(1,710,945)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	12,145,323	8,954,831	12,098,828	8,637,169
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,145,323	8,954,831	12,098,828	8,637,169
Basic (loss) per common share	$(0.07)	$(0.10)	$(0.24)	$(0.20)
Diluted (loss) per common share and common share equivalent	$(0.07)	$(0.10)	$(0.24)	$(0.20)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2018 and September 30, 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2018	2017
Anti-dilutive awards and options	3,848,336	3,433,543

Note 7. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax basis of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

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

Note 8. Related Party Transactions
Louis Hoch
During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company purchased a total of $8,633 and $1,826, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa
During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company received $21,745 and $29,555, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

Directors and Officers

On January 8, 2018 and January 9, 2018, the Company repurchased 397,845 shares for $956,128 in a private transaction at the closing prices on January 8, 2018 and January 9, 2018 from officers, employees and director's to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. In particular, the Company repurchased the following shares from Named Executive Officers and directors:

•	Michael Long (Chairman of the Board): 158,476 shares valued at $2.40 per share or total of $380,342;

•	Louis Hoch (President and Chief Executive Officer): 158,476 shares valued at $2.40 per share or total of $380,342; and

•	Tom Jewell (Chief Financial Officer): 13,060 shares valued at $2.50 per share or total of $32,650.

Note 9. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to FiCentive. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court and litigation is continuing. There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of September 30, 2018, the Company has recorded a $72,500 loss reserve on the note receivable of $72,500 as of June 30, 2018 and the reserve remains unchanged as of September 30, 2018.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS DISCLAIMER
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "anticipate," "believe," "estimate," "intend," and words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 30, 2018, including the audited consolidated financial statements and the notes contained therein.
Overview
We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, PINless debit, prepaid card and debit card-based processing services. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, to manage allowances and to share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™ and Samsung Pay™.
On September 1, 2017, we closed the acquisition of Singular Payments, LLC. Singular Payments is a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular Payments is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple to use electronic bill payment presentment and payment platform which allows merchants to streamline the costly and labor-intensive process of invoicing and collections.
During the third quarter of 2018, the volume of credit card transactions processed increased by 109% versus the third quarter of 2017.  The amount of credit card dollars processed during the third quarter of 2018 increased by 112% compared to the same time period in 2017. The growth in both the number of transactions processed and the dollar amounts processed is primarily due to the acquisition of Singular Payments on September 1, 2017.
ACH (eCheck) transaction volumes during the third quarter of 2018 increased by 28% compared to the third quarter of 2017. Returned check transactions processed during the third quarter of 2018 increased 34% compared to the third quarter of 2017.
Total dollars processed for the third quarter of 2018 exceeded $885 million compared to $704 million in the third quarter of 2017.
We reported a net loss of $0.8 million and $2.9 million for the three and nine months ended September 30, 2018 compared to a net loss of $0.9 million and $1.7 million for the three and nine months ended September 30, 2017.
For the fourth quarter of 2018, we anticipate continued revenue increases in our ACH and returned check revenues versus the comparable period in the prior year. We also expect to report revenue increases versus the comparable prior year period due to growth in our Integrated Payments and Prepaid business lines versus the fourth quarter of 2017. We expect to see increases in the number of contracted merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. We believe our prepaid credit card transactions should continue to gain traction.
We may incur future operating losses. To regain and sustain profitability, we must, among other things, incrementally grow and maintain our customer base, sell our ACH, credit card and prepaid product offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments and other factors.
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) effectively manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) properly assimilate current and future acquisitions of companies and customer portfolios. The acquisition of Singular Payments and their sales force continues to complement our existing resources. The acquisition leverages our existing customer and service offerings providing a near-term impact on revenues and profits. We are focused on adding new software integrators and providing incremental services to existing merchants. In addition to our near term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the accounting policies described in Note 1 to the Notes to the Interim Condensed Consolidated Financial Statements to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.
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

Revenues for the quarter ended September 30, 2018 increased 80% to $6.5 million, as compared to $3.6 million for the quarter ended September 30, 2017. Revenues for the nine months ended September 30, 2018 increased 108% to $18.6 million, as compared to $9.0 million for the nine months ended September 30, 2017. The increase for the quarter and nine months ended September 30, 2018 versus the same period in 2017 was due to 17.9% and 9.2% organic growth (excluding Singular Payments' results) for the three and nine months ended September 30, 2018, and the growth from the acquired business of Singular Payments, LLC on September 1, 2017.
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
Cost of services increased 81% to $5.0 million for the quarter ended September 30, 2018, as compared to $2.8 million for the same period in the prior year. Cost of services increased 124% to $14.6 million for the nine months ended September 30, 2018, as compared to $6.5 million for the same period in the prior year. The increase for the quarter and nine months ended September 30, 2018, as compared to the same period in the prior year, was primarily due to the increase in the volume of credit card processing transactions associated with the business acquired from Singular Payments plus organic growth in the other lines of our business.
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased 77% to $1.5 million for the quarter ended September 30, 2018, as compared to $0.8 million for the same period in the prior year. Gross profits increased 64% to $4.0 million for the nine months ended September 30, 2018, as compared to $2.5 million for the same period in the prior year. The increase for the quarter and nine months ended September 30, 2018, as compared to the same period in the prior year, was due to organic growth plus the gross profits associated with the credit card portfolio acquired through Singular Payments on September 1, 2017.

Stock-based Compensation
Stock-based compensation expenses were $0.3 million and $0.2 million for the quarters ended September 30, 2018 and 2017, respectively. Stock-based compensation expenses were $1.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The year over year increases in stock-based compensation expense were due to the incremental expenses recorded for financial statement purposes associated with the stock grants issued in November 2017.
Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased by 30% to $1.5 million for the quarter ended September 30, 2018, as compared to $1.2 million for the same period in the prior year. Other selling, general and administrative expenses increased by 65% to $4.6 million for the nine months ended September 30, 2018, as compared to $2.8 million for the same period in the prior comparative period. The increase in other selling, general and administrative expenses for the three months and nine months ended September 30, 2018, as compared to the same period in the prior year, was primarily attributable to the incremental employee salaries and other employee related expenses associated with the Singular Payments acquisition.
Depreciation and Amortization
Depreciation and amortization totaled $0.5 million for the quarter ended September 30, 2018, compared to depreciation and amortization of $0.3 million for the same period in 2017. Depreciation and amortization totaled $1.4 million for the nine months ended September 30, 2018, compared to depreciation and amortization of $0.8 million for the same period in 2017. Increased amortization expense was primarily associated with the Singular Payments acquisition in September 2017.
Other Income (Expense)
Other income (expense) was $24,750 for the quarter ended September 30, 2018 compared to income of $17,374 for the quarter ended September 30, 2017, respectively. Other income (expense) was $49,705 for the nine months ended September 30, 2018 compared to income of $88,806 for the nine months ended September 30, 2017, respectively.
Net Loss
We reported a net loss of $0.8 million for the quarter ended September 30, 2018, as compared to a net loss of $0.9 million for the same period in the prior year and a net loss of $2.9 million for the nine months ended September 30, 2018, as compared to a net loss of $1.7 million for the same period in the prior year. The key drivers in the decrease in profitability include continuing resource investments in developing our technology and sales efforts designed to grow and expand our capabilities across our ACH, Integrated Payments and Prepaid businesses. Our reported net loss of $0.8 million for the quarter ended September 30, 2018 decreased $0.2 million or 21% versus our reported net loss of $1.0 million for the quarter ended June 30, 2018.
Liquidity and Capital Resources
At September 30, 2018, we had $2.7 million of cash and cash equivalents, as compared to $4.8 million of cash and cash equivalents at December 31, 2017. The decrease in cash for the nine months ended September 30, 2018 was primarily due to $0.6 million of net funds used by operations for the period (excluding $1.3 million of merchant reserve requirements) and $1.0 million of treasury stock purchases to cover employee taxes associated with the January 9, 2018 stock vesting and $0.6 million of capital expenditures. We saw the results of our focused efforts to drive gross profits and optimize expenditures to achieve positive cash flow from operating activities and intend to drive improved results going forward.
Cash Flows
We reported a net loss of $0.8 million for the quarter ended September 30, 2018 and a net loss of $0.9 million for the quarter ended September 30, 2017 and a net loss of $2.9 million for the nine months ended September 30, 2018 and a net loss of $1.7 million for the nine months ended September 30, 2017. At September 30, 2018, we have an accumulated deficit of $56.2 million. Additionally, we had working capital of $2.6 million and $4.8 million at September 30, 2018 and December 31, 2017, respectively.
Net cash used by operating activities including merchant reserve funds was $1.9 million and $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Excluding merchant reserves, our cash used by operating activities was $0.6 million and cash provided by operations of $33,104 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in net cash used by operating activities for the nine months ended September 30, 2018 as compared to the same period in the prior year was attributable to a higher operating loss.

Our legacy business is profitable. While focusing our efforts on achieving positive cash flows from operations and driving revenue growth, we continue to invest resources and infrastructure in our Prepaid and Integrated Payments growth initiatives to achieve scale in these business lines.
Net cash used by investing activities was $0.6 million for the nine months September 30, 2018, as compared to net cash used by investing activities of $1.8 million for the same period in the prior year. The investing activities related to normal asset purchases plus expenditures associated with the establishment of two new offices in San Antonio, Texas and Memphis, Tennessee as a result of lease expirations. Prior year investing activities included costs associated with the acquisition of Singular Payments on September 1, 2017.
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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2018 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. A lawsuit filed by FiCentive is pending in Bexar County, San Antonio, Texas. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to FiCentive. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court and the litigation is continuing. There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold as of September 30, 2018, the Company has recorded a $72,500 loss reserve on the note receivable of $72,500 as of June 30, 2018 and the reserve remains unchanged as of September 30, 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no issuances of unregistered equity securities during the quarter ended September 30, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2017 were $455,030 and after the increase were $2,455,030. At September 30, 2018, $1,488,388 is available under the repurchase plan. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the three months ended September 30, 2018, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2018	4,088	$1.72	726,931	$1,488,664
August 1 - August 31, 2018	149	$1.85	727,080	$1,488,388
Total	4,237

On January 8, 2018 and January 9, 2018, we repurchased 397,845 shares for $956,128 in a private transaction at the closing prices on January 8 and January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases from Michael Long, Chairman of the Board, ($380,342), Louis Hoch, President and Chief Executive Officer, ($380,342), and Tom Jewell, Chief Financial Officer, ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amendment to Restated Articles of Incorporation (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

3.3	Certificate of Change Filed Pursuant to NRS 78.209 (included as exhibit 3.1 to the Form 8-K filed July 23, 2015, and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

10.1	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.8
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

10.13
Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.14
Independent Director Agreement, dated April 24, 2015, by and between Payment Data Systems, Inc. and Miguel A. Chapa (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.15
Loan and Security Agreement, dated February 2, 2016, by and between C2Go, Inc., as Debtor and FiCentive, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.16†
Prepaid Card Marketing and Processing Agreement, dated February 2, 2016, by and between FiCentive, Inc. and C2Go, Inc. (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.17
Fifth Amendment to Employment Agreement between the Company and Michael R. Long, dated August 3, 2016 (included as exhibit 10.1 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.18
Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.19
Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.20
Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.21	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.22
Line of Credit Promissory Note, dated March 7, 2017, by and between Singular Payments, LLC, as Borrower and Payment Data Systems, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.23
Security Agreement, dated March 7, 2017, by and between Singular Payments, LLC, as Debtor and Payment Data Systems, Inc., as Secured Party (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.24
Membership Interest Pledge Agreement, dated March 7, 2017, by and between Vaden Landers as Pledgor and Payment Data Systems, Inc. (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.25
Guaranty Agreement, dated March 7, 2017, by and between Vaden Landers as Guarantor and Payment Data Systems, Inc. (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.26
Independent Director Agreement, dated November 11, 2016, by and between Payment Data Systems, Inc. and Steve Huffman (included as exhibit 10.41 to the Form 10-K, filed April 6, 2017, and incorporated herein by reference).

10.27
Independent Director Agreement, dated May 5, 2017, by and between Payment Data Systems, Inc. and Brad Rollins (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.28
Amendment No. 1 to Line of Credit Promissory Note, dated June 6, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed June 8, 2017, and incorporated herein by reference).

10.29
First Amended and Restated Line of Credit Promissory Note, dated August 2, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed August 7, 2017, and incorporated herein by reference).

10.30†
Membership Interest Purchase Agreement, dated September 1, 2017, by and among Payment Data Systems, Inc., Singular Payments, LLC and Vaden Landers (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.31
Employment Agreement, dated September 1, 2017, by and between Payment Data Systems, Inc. and Vaden Landers (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.32
First Amendment to Employment Agreement, dated November 27, 2017, by and between Payment Data Systems, Inc. and Tom Jewell (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.33
Placement Agency Agreement, dated December 21, 2017, by and between Payment Data Systems, Inc. and Maxim Group, LLC (included as exhibit 10.1 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.34
Share Purchase Agreement, dated December 21, 2017, by and among Payment Data Systems, Inc., CVI Investments, Inc., Hudson Bay Maser Fund Ltd., Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (included as exhibit 10.2 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.35
Settlement Agreement, dated December 7, 2017, by and among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC (included as exhibit 10.42 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.36
Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (included as exhibit 10.43 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.37
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

PAYMENT DATA SYSTEMS, INC

Date: November 14, 2018	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)