Form 10-K
period 2018-12-31
PAYMENT DATA SYSTEMS INC
filed 2019-03-27
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2018, was $14,530,111 based on 8,806,128 shares of the registrant’s common stock held by non-affiliates on June 29, 2018 at the closing price of $1.65 per share as reported on the Nasdaq Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 18, 2019, the number of outstanding shares of the registrant's common stock was 16,863,222.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders.

Payment Data Systems, Inc.

FORM 10-K
For the Year Ended December 31, 2018

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

PART I

ITEM 1. BUSINESS.

General

Payment Data Systems, Inc. was founded in July 1998 and incorporated in the State of Nevada. We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. Through our wholly-owned subsidiary, FiCentive, Inc., we offer prepaid card processing and program management services for various other card programs, including incentive cards for clinical trial recipients, consumer gift cards, rebate cards, and various card programs that can be branded or white labeled. The Akimbo Mastercard, via the domain name www.akimbocard.com, offers prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our Akimbo platform includes Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Samsung Pay™ and Google Pay™. We introduced a PIN-less debit product that allows merchants to debit and credit accounts in real-time in October 2016. In our 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

We are constantly working on improving our existing offerings and innovating the payment processing experience. Our newest product introduced in February 2019 is a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

On September 1, 2017, we closed the acquisition of Singular Payments, LLC. Singular Payments is a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular Payments is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple-to-use electronic bill payment presentment and payment platform that allows merchants to streamline the costly and labor-intensive process of invoicing and collections. Through the Singular Payments acquisition, we acquired an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry.

Payment Data Systems, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail. E-checks are processed using the ACH network. We are one of seven companies that hold the prestigious NACHA certification for Third-Party Senders, and was only the second company to receive the certification.

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

The Company's strategy is to drive growth through a leveraged, one to many, distribution model in the software development marketplace. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as healthcare, property management, utilities and insurance verticals. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

Our electronic payment processing may take place in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and to enable their consumers to make e-check or card payments directly through the use of a website or by calling an interactive voice response telephone system.

FiCentive, Inc. We provide prepaid card issuance services for corporate clients and consumers through our wholly-owned subsidiary, FiCentive, Inc. We develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general disbursement and corporate expense cards.

Through our December 2014 acquisition of the assets of Akimbo Financial, Inc., we also added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform including cardholder web and mobile applications. These cardholder web and mobile applications have been fully integrated into FiCentive’s prepaid card core processor, and now support all program types and brands offered by FiCentive and its clients.

Our websites are www.paymentdata.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.zbill.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the 2016 Federal Reserve Payments Study (issued every three years), the Federal Reserve Payments Study: 2017 Annual Supplement and the Federal Reserve Payments Study: 2018 Supplement, the estimated number of non-cash payments continue to increase at accelerated rates.

-	ACH payments exhibited accelerating growth, increasing 5.7% by number and 6.9% by value from 2016 to 2017.

-
Card payments continued to show robust growth from 2016 to 2017, collectively increasing 10.1% by number and 8.4% by value. These increases represent an acceleration in overall card payment growth compared with the previously reported 2015 to 2016 and 2012 to 2015 periods.

-
Since 2016, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 11.3 billion to reach 123.5 billion payments by number and increased $0.50 trillion to reach $6.48 trillion by value in 2017.

-
Within card payments, there was a surge in prepaid and non-prepaid debit card payments by number relative to credit card payments from 2016 to 2017, a change from previous reporting periods. Prepaid debit card payments had the highest growth rate, by number, at 10.5%, compared with 10.4% for non-prepaid debit card payments and 9.4% for credit card payments from 2016 to 2017.

-
Remote payments continued to grow as a share of total general-purpose card payments. The number of remote payments increased 22.8% from 2016 to 2017, compared with in-person payments, which grew 7.2%. Over the same period, the value of remote payments increased 14.8%, compared to in-person payments, which increased 4.4%.

-
Chip authenticated payments accounted for more than half of the value of in-person general-purpose card payments in 2017. Consistent with the 2015 and 2016 period, in-person chip-authenticated card payments continued to post substantial gains, increasing from 19.0% of all in-person general-purpose card payments by number and 26.4% by value in 2016 to 41.6% by number and 51.5% by value in 2017.

Figure 1 (below), illustrates the overall growth in key non-cash metrics since the Federal Reserve Payments Study was first reported for the year 2000 and reflects the acceleration of growth in recent years.

Source: The Federal Reserve Payments Study: 2018 Annual Supplement

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments like Apple Pay®™, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2018 were estimated at $513.6 billion, an increase of approximately 14.2% from 2017.

Products and Services

All of our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to the customer's specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis. All confidential data stored within and outside the data warehouse is fully encrypted. We outsource our ACH transaction processing and card-based transaction processing to third-party providers. Our card-based processing system is capable of connecting with all of the major card-based processors in the United States.

Payment Processing. The components of our service offerings include all forms of ACH transaction processing, such as Represented Check, which is a consumer non-sufficient funds check that is presented for payment electronically rather than through the paper check collection system, and Accounts Receivable Check Conversion, which is a consumer paper check payment that is converted into an e-check. Our customers can initiate ACH transactions directly using an online terminal accessible through a website or we can initiate ACH transactions on their behalf. Our service offering also includes merchant account services for the processing of card-based transactions through the VISA, Mastercard, American Express, Discover, and JCB networks, including online terminal services accessed through a website or retail services accessed via a physical terminal. We offer a proprietary web-based customer service application that combines both ACH and card processing capabilities that allows companies to process one-time and recurring payments via e-checks or credit cards at the request of their consumers. In addition, we offer an Interactive Voice Response telephone system to companies that accept payments directly from consumers over the telephone using e-checks or credit cards.

In October 2015, we introduced e-check verification technology, which helps merchants prevent returns before processing and reduces return check transactions. This service utilizes our proprietary returns database that contains records for any transaction that we had previously attempted to process and if a transaction was unsuccessful for account closed, invalid account, non-sufficient funds, payment stopped, frozen account, unauthorized account, and others. Merchants query this database in advance of submitting a transaction for processing and settlement. Merchants utilize this data to make their own determination if they wish to process a payment or not. We charge a transaction fee for each query and for each account that a query returns data.

Significant innovations to our payment systems have included launching a brand new client facing web application that allows customers to more easily manage their payments; an Apple® iOS Software Development Kit, or SDK, that enables developers to easily integrate payment acceptance into their applications; and a new PINless debit service that allows merchants to debit and credit accounts in real time.

In 2017, our product and service enhancements included upgrading our customer service portal by adding two-factor authentication, improving reporting, enhancing the transaction file upload process and improving fraud / return transaction monitoring, implementing and enhancing our payment facilitator model, and continuing to update and enhance our Akimbo Card website and mobile app modules, which also enhanced our new card order and fulfillment module.

In 2018, our product and service enhancements included adding a batch load payment facilitator enrollment platform marketed to integrated software vendors, ISVs, for quickly onboarding mass merchant accounts simultaneously, integrating two new payment facilitator gateways for credit cards and one new gateway for our PINless debit cards, enhancing our merchant services API with new methods and speed enhancements and introducing Text-2-Give and Text-2-Pay products for texting payments targeted at our tithing and recurring payment merchants.

We will continue to enhance our service offerings to meet customer demands as they arise.

Prepaid and Incentive Card Issuance. We also provide a variety of prepaid and incentive card issuance services and operate a prepaid core processing platform. We are a program manager and have card issuance agreements with Sunrise Banks, N.A. and Metropolitan Commercial Bank. We develop and manage a variety of prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general disbursement and corporate expense cards, primarily on behalf of our corporate clients. We exclusively issue Mastercard branded cards currently, but our platform also supports the issuance of Visa and Discover branded card programs. In addition, we design, develop and operate feature-rich cardholder web and mobile applications. These web and mobile applications can be branded and customized by corporate clients. In addition, our clients can also brand or white-label physical cards and card package materials, as well as digital cards stored in popular mobile wallets. Clients can order and load virtual and physical cards in bulk using a batch processing system available 24 hours a day, 7 days a week through the web or secure file transfer protocol, FTP. There are also more than 75 API endpoints available for direct client integrations. In addition to providing card issuance and money disbursement solutions to corporate clients, we issue general purpose consumer reloadable cards direct to consumers under the Akimbo and Stream card brands. These consumer card programs work as bank account alternatives or companion cards used for household budgets and allowances. Our card issuance platform is integrated to Mastercard’s Digital Enablement Services, or MDES, enabling full control of card provisioning to all popular mobile wallets, including Apple Pay®, Google Pay™ and Samsung Pay™ . This integration has allowed our platform to offer several unique features to both cardho lders and our corporate clients, including in-app provisioning, customized mobile wallet branding, and the real-time delivery of and access to the digital card prior to the receipt of the corresponding physical card. In general, our proprietary, full-stack card issuance and processing platform provides us with several competitive advantages as compared to other program managers and prepaid card providers. Our platform offers several features unavailable with nearly any other prepaid card processors. In addition, the platform and the current size of our organization enables us to prototype and deploy custom solutions much quicker than the competition. This is highlighted by the fact that several large / Fortune 500 tech and payments companies currently use our platform for research and developments purposes.

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefor we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust, and Metropolitan Commercial Bank. We are financially liable for all fees, fines, charge backs and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

Under our processing agreement with TriSource Solutions and Vantiv, we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. Under our processing agreement with Global Payments, Inc., we are not financially liable for all fees, charge-backs and losses related to our card processing merchant customers, but we are liable for potential card association fines. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from our merchant customers amounts that have been refunded to the cardholders because the cardholders properly initiated a charge-back transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the card holder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related charge-backs. We estimate our potential loss for charge-backs by performing a historical analysis of our charge-back loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

We are currently sponsored by Evolve Bank & Trust to access certain regional debit networks. Through this sponsorship, we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without using a PIN.  Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorship with Evolve Bank & Trust, we are financially liable for all fees, fines, charge backs and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk.  The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice.  If either case occurs, our revenue could be negatively affected. In January 2018, our old sponsor, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions for a short period of time. We secured a relationship with Evolve Bank & Trust and have resumed processing PINless debit transactions. We are in the process of securing a second bank sponsor that will provide access for additional merchant networks.

We maintain an allowance for estimated losses resulting from the inability or failure of our merchant customers to make required payments for fees charged by us. Amounts due from customers may be deemed uncollectible because of merchant disputes, fraud, insolvency or bankruptcy. We determine the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding receivable, historical pattern of collections and financial condition of the customer. We closely monitor extensions of credit and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances may be required.

Sales and Marketing

We market and sell our ACH products and services primarily through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management, as well as direct contact by our sales personnel. Our direct sales efforts are coordinated by two sales executives and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our targeted customer profile.

On September 1, 2017, we acquired Singular Payments, LLC. Singular Payments was a credit card processing Independent Sales Organization, or ISO, comprised primarily of highly driven sales leaders and industry leaders. Through the Singular Payments acquisition, we also acquired an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry.

We also market and sell our prepaid card program directly to corporations and to consumers through the Internet. A major initiative will be the packaging and cross selling of our platform of payment options across our portfolio of merchants. As a part of this major initiative, we will continue to analyze our sales and marketing efforts to optimize productivity, increase sales force effectiveness, broaden our reach through reseller initiatives and advantageous alliances and effectively optimize sales and marketing expenses while meeting our revenue and profit objectives.

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased to 1,958 customers at December 31, 2018 from 1,817 customers at December 31, 2017. Our customers are consumers geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2018 or 2017.

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

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our keen understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience and expertise in the electronic payments industry. Furthermore, we believe we present a competitive distinction through our internal technology to provide a single integrated payment warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. We also believe our customized technology solutions and high level of service provides a competitive advantage, particularly for smaller businesses that do not have large internal technology capabilities or the ability to comply with payment security regulations.

Our prepaid card offerings are competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in shorter time frames than our competitors. We also believe that our ten years of prepaid industry experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors. We believe our connectivity and the ability to process via the contact-less networks of Apple Pay®™, Samsung Pay™ and Google Pay™ are competitive advantages. We also believe that the Akimbo mobile application technology and advanced card holder websites provide a competitive advantage in securing both consumers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry as a result of the significant barrier in obtaining bank sponsorships for prepaid card program management and an even higher barrier for performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

• akim.bo;	• doctorezpay.com;	• paymentdatasystems.com;
• akimbocard.com;	• ficentive.com;	• paymentrecovery.com;
• akimbodeals.com;	• fotogiftcards.com	• paymentrecoverysystems.com;
• akimbodebit.com;	• givecarmen.com	• paywithceleri.com;
• akimboit.com;	• gogreenmastercard.com;	• paywithceleri.net;
• akimbonews.com;	• iremotepay.com;	• pdsadmin.com;
• akimbonow.com	• iremotepay.net;	• pdsnetwork.com;
• akimboprepaid.com;	• iremotepayments.com;	• pftapi.com;
• bill4u.com;	• iremotepayments.net;	• pftgateway.com;
• billdelivery.com;	• itshotcard.com;	• prepaidload.com;
• billhelp.com;	• iwanttopaynow.com	• primacard.com;
• billserv.com;	• kindhand.com;	• securepds.com;
• billx.com;	• merchantmastercard.com;	• singularbillpay.com;
• billxpress.com;	• merchantchamp.com;	• singularbillpay.net;
• britneycard.com;	• merchantchampion.com;	• singularpayments.biz;
• cardbillpay.com	• mipromesa.com;	• singularpayments.com;
• carddeposit.com	• myakimbo.com;	• singularpayments.info;
• carmencard.com;	• nataliecard.com;	• singularpayments.net;
• celeripay.com;	• newsakimbo.com;	• singularpayments.org;
• celeripay.net;	• nsfdebit.com;	• stardebit.com;
• cityofdawson.net;	• omegabill.com;	• stocktelevision.com;
• clinicpay.com;	• oneflatratemerchantaccount.com;	• streamprepaid.com;
• creditcardgateway.com;	• parishiltoncard.com;	• streamprepaidcard.com;
• crpds.com;	• patientpaytoday.com;	• thatshotcard.com;
• danicacard.com;	• payfacinabox.com;	• viewbill.com;
• debitmax.com;	• paymentdata.com;	• ybill.com;
• debitpin.com;	• paymentdata.org;	• zbill.com;
• debitservice.com;

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

Government Regulation

Our industry is highly regulated. Any new, or changes made to, U.S. federal, state and local laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact to our financial results. Failure to comply with these laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as Visa and Mastercard.

The Dodd-Frank Act

President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The Dodd-Frank Act regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) to regulate consumer financial services, including many services offered to our customers. These rules clarify the regulatory prepaid landscape for consumer access to disclosures, fees and statements, error resolution, limited liability and overdrafts. Additionally, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions.

The Dodd-Frank Act caused interchange fees to be lowered on large bank-issued debit cards. The lowered interchange fees had a mild negative impact on our revenues and increased our earnings due to the fact that we were able to keep our prices constant with our merchants. If our competitors start to pass the extra margin into savings to their merchants, we may be forced to follow their actions and become exposed to lower earnings on the debit card transactions for large banks.

CARD Act

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose re-loadable prepaid cards, and the maintenance fees charged on our general purpose re-loadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are re-loadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose re-loadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose re-loadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose re-loadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose re-loadable cards from the gift cards. In such event, it is possible that such general purpose re-loadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore we could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose re-loadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose re-loadable cards, each of which would likely have a material adverse impact on our revenues.

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

Anti-Money Laundering and Counter Terrorist Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001, or collectively, the BSA. The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. On September 29, 2017, the Financial Crimes Enforcement Network, or FinCEN, amended the Customer Due Diligence Rule, or CDD Rule, requiring the collection and verification of beneficial owners holding equal to or greater than 25% equity interest. The CDD Rule states that sole proprietorships-individual or spousal-and unincorporated associations are not legal entity customers as defined by the Rule, even though such businesses may file with the Secretary of State in order to register a trade name or establish a tax account. This is because neither a sole proprietorship nor an unincorporated association is a separate legal entity from the associated individual(s), and therefore beneficial ownership is not inherently obscured. The CDD Rule does not rely on the tax-exempt status of an entity as described in the Internal Revenue Code “IRC”. All nonprofit entities-whether or not tax-exempt-that are established as a nonprofit, or non-stock corporation, or similar entity that has been validly organized with the proper State authority are excluded from the ownership/equity prong of the requirement because nonprofit entities generally do not have ownership interests. As of May 2018, we are required to collect and verify beneficial owners holding equal to or greater than 25% equity interest based on rules promulgated by FinCEN.

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

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. As regulations evolve, or change, we may be required to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the CARD Act and the Federal Reserve’s Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time, we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa®, Mastercard® and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks at their discretion and such modifications could also impact us, financial institutions, merchants and others.

Employees

As of December 31, 2018, we had 43 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

You may also read and copy any materials we file with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely effected and you may lose some or all of your investment.

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

Based on our current plans, we believe our existing cash and cash equivalents, along with cash generated from February 14, 2019 offering, will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities. If we must cease or reduce our operating activities, you may lose your entire investment.

We may be liable for employment taxes for vesting equity awards granted to employees in the past.

In the past we have granted equity awards, including restricted stock awards, to certain of our employees, including to our executive officers and directors. Upon vesting of these awards, we are liable for employment withholding taxes payable in cash. Some of these amounts may be substantial which may impact our business and results of operations.

We may not realize the opportunities from our acquisition of Singular Payments, LLC.

On September 1, 2017, we acquired Singular Payments, LLC, a Florida limited liability company and credit card processor for a purchase price of $5 million. Through Singular Payments, we acquired new customers and their sales force. The former owner of Singular Payments, Vaden Landers, became our Chief Revenue Officer. We bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry. This acquisition increased our ability to grow new revenue streams and enhanced existing revenue streams. The success of the Singular Payments acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our operations, information systems, financial systems and business practices and the acquired business’s operations, information systems, financial systems and business practices. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted by the integration of the acquired business.

If our security applications are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.

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

Our success depends on our ability to develop new and enhanced services and related products that meet ever changing customer needs. However, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities, develop and bring new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail.

We rely on our relationship with the Automated Clearing House network, and if the Federal Reserve rules were to change, our business could be adversely affected.

We have contractual relationships with Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust and Metropolitan Commercial Bank, which are Originating Depository Financial Institutions (ODFI) in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Metropolitan Commercial Bank, NABC and Evolve Bank & Trust, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Metropolitan Commercial Bank, Fifth Third Bank, Evolve Bank & Trust and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all four of Fifth Third Bank, Metropolitan Commercial Bank, Evolve Bank & Trust and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, Mastercard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, Mastercard or Discover credit cards. In order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have agreements with TriSource Solutions, LLC, Card Connect / First Data Merchant Services Corp. and Global Payments Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa and Mastercard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, Card Connect or Global Payments, or our bank sponsors, Central Bank of St. Louis, Wells Fargo Bank or Evolve Bank & Trust fail to comply with the applicable requirements of the Visa, Mastercard, and Discover card associations, Visa, Mastercard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, Mastercard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We have incurred substantial losses in the past and may incur additional losses in the future.

We reported a net loss of $3.8 million and $3.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. Including these results, we have an accumulated deficit of $57.0 million at December 31, 2018. Our future operating results are not certain and we may incur future operating losses.

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

In order to provide processing services for our Mastercard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of Mastercard. Sunrise Banks, N.A. and Metropolitan Commercial Bank have sponsored us under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. Registration as a prepaid processor is dependent upon us being sponsored by member clearing banks. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our Mastercard customers, which would negatively impact our revenues and earnings.

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

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general-purpose re-loadable prepaid cards, and the maintenance fees charged on our general-purpose re-loadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are re-loadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with specific instructions and policies regarding the display and promotion of our general-purpose re-loadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general-purpose re-loadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general-purpose re-loadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose re-loadable cards from the gift cards. In such event, it is possible that such general-purpose re-loadable cards would lose their eligibility for such exclusion to the CARD Act and its requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general-purpose re-loadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general-purpose re-loadable cards, each of which would likely have a material adverse impact on our revenues.

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

State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions, which could include our bank sponsors, and other financial services companies, such as our Company.

If we fail to comply with complex and expanding consumer protection regulations, our business could be adversely affected.

The establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. On October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts, or the Prepaid Account Rule. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements, adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. On January 25, 2018, the CFPB extended the effective date of the Prepaid Account Rule from October 1, 2017 to April 1, 2019, subject to certain exceptions. Also, on January 25, 2018, the CFPB announced certain changes to the Prepaid Account Rule, including allowing the error resolution and liability limitations protections to apply prospectively, after a consumer’s identity has been verified, and providing more flexibility to credit cards linked to digital wallets. On February 27, 2019, the CFPB also announced a streamline electronic submission system, or Collect, for prepaid account issuers to submit their prepaid account agreements, including fee information, to the CFPB. All prepaid account agreements offered as of April 1, 2019 must be uploaded to Collect by May 1, 2019. Thereafter, prepaid account issuers must make a submission to the CFPB within 30 days after a new agreement is offered, a previously submitted agreement is amended, or a previously submitted agreement is no longer offered. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal law impose substantial regulation of financial institutions designed to prevent use of financial services for purposes of money laundering or terrorist financing. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of such laws or more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational risk or other harm that would have a material adverse impact on our business.

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

An important component of our business involves the receipt and storage of information about our cardholders and banking information. We have multiple programs and processes in place to detect and respond to data security incidents; however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our vendors, contractors, and employees. If we, our customers, or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our cardholders and customers could lose confidence in our ability to protect their information, which could cause them to discontinue using our services.

We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the respective employment agreements with our Chairman, Mr. Long and our President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which could have an adverse effect on our cash position and on our financial results.

Pursuant to our respective employment agreements, as amended, with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, in the event of change in control, termination without cause, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 times the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We estimate the cash disbursements over time to be $1.5 to $2.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $1.0 million each for the respective agreements with Mr. Long and Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 3 years. We estimate the cash disbursement over time to be $0.7 to $0.8 million for each for the respective agreements with Mr. Long and Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our co-founder and Board Chairman, Michael R. Long, and our President and Chief Executive and Chief Operating Officer, Louis A. Hoch. We entered into employment agreements with Mr. Long and Mr. Hoch, respectively, in February 2007 and update their agreements as changes are required. The terms of the agreements are substantially similar and prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, either or both of these persons cease to be active in our management.

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

Our software products could contain errors or “bugs” that could adversely affect the performance of services or damage a user’s data. We attempt to limit our potential liability for warranty claims through technical audits and limitation-of-liability provisions in our customer agreements; however, these measures may not be effective in limiting our exposure to warranty claims. We have not experienced a significant increase in software errors or warranty claims. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to our processing system.

We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems and services of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of merchants, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and/or diversion of technical and other resources. We perform the majority of our disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems.

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

We have potential liability for fraudulent bankcard, ACH and prepaid card transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard, card number or bank account to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargebacks liability or cause us to incur other liabilities, including regulatory and association fines, penalties and harm to our reputation. Increases in chargebacks or other liabilities could have an adverse effect on our operating results and financial condition.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded no fraud losses in 2018 or 2017. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our prepaid cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a prepaid cardholders account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2018, our prepaid cardholders’ overdrawn account balances totaled $20,500.

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

Our success partially depends upon our ability to identify and acquire undervalued businesses and merchant portfolios within our industry. Although we believe that there are companies and portfolios available for potential acquisition that might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow and regain profitability.

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

Our Board of Director members are classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of the majority of directors and may discourage a proxy contest or other takeover bid for our company.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A. and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank, Evolve Bank & Trust, Metropolitan Commercial Bank and NACB, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification

Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile, and you may not be able to sell your shares at a price higher than what you paid.

The market for our common stock is highly volatile. In 2018, our stock price fluctuated between $1.38 and $3.39. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC’s “penny stock” rules, and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

If security or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, cease coverage of our company or fail to regularly publish reports or us, our share price could decline.

The trading for our common stock depends, to some extent, on the research and reports that security or industry analyst publish about us, our business, our market and our competitors. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish reports that are interpreted negatively by the investment community or have a negative tone about our business, financial or operating performance or industry, our share price could decline. In addition, if a majority of our analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price to decline.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. Any such stock issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to future equity-based compensation issued to our employees and other additional issuances could be substantial.

We have adopted certain measures that may make it more difficult for a third party to acquire control of our Company.

Our Board of Director members are classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of the majority of directors and may discourage a proxy contest or other takeover bid for our company.

ITEM 2. PROPERTIES.

We entered into a new lease in San Antonio, Texas commencing on May 1, 2018 to accommodate our new headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $121,809 for the year ended December 31, 2018.

Previously, our headquarters and operations were in approximately 7,200 square feet of leased office space in San Antonio, Texas. Rental expense under the lease was $88,096 and $197,300 for the years ended December 31, 2018 and 2017, respectively. The lease term expired on April 30, 2018.

We entered into a new lease in Nashville, Tennessee commencing on March 1, 2018 for our Singular Payments sales organization. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $109,000 to $122,000. Rental expense for the year ended December 31, 2018 was $93,424. Previously, the Singular Payments sales and operations organization occupied leased space in Nashville, Tennessee and St. Augustine, Florida for their sales offices and operations. Rental expense under the leases was $15,018 and $25,236 for the years ended December 31, 2018 and 2017, respectively.

We believe that our new properties will be adequate to meet our needs through December 31, 2019.

ITEM 3. LEGAL PROCEEDINGS.

Under a loan and security agreement dated February 2, 2016, we loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, we agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. We issued a letter of default. We agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. We are taking steps to domesticate the Texas judgment and to collect our debt.

There are no assurances that we will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for us to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, we recorded a $72,500 loss reserve on the note receivable as of June 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 as of December 31, 2018 reflecting a "more likely than not" recognition threshold.

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

	High	Low
2018
First Quarter	$3.39	$1.43
Second Quarter	$2.09	$1.56
Third Quarter	$2.05	$1.57
Fourth Quarter	$1.90	$1.38
2017
First Quarter	$2.23	$1.21
Second Quarter	$2.65	$1.17
Third Quarter	$2.59	$1.19
Fourth Quarter	$4.10	$1.35

Holders

On March 18, 2019, 16,863,222 shares of our common stock were issued and outstanding. As of March 18, 2019, there were 92 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 21, 2018, we issued to University Fancards, LLC a warrant to purchase 150,000 shares of our common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2019. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 is $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of our common stock on the vesting date of the warrant.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. $1,472,284 were available at December 31, 2018 under this program. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. The following table shows our recent stock purchases under the buyback plan as of December 31, 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 1, 2018 to November 30, 2018	9,494	$1.70	736,574	$1,472,284
Total	9,494			$1,472,284

On January 8 and 9, 2018, the Company repurchased 397,845 shares for $956,128 in a private transaction at the closing price on January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases from Chairman of the Board, Michael Long ($380,342), President and Chief Executive Officer, Louis Hoch ($380,342), and Chief Financial Officer, Tom Jewell ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

On January 6, 2019, we repurchased 11,860 shares for $21,822 in a private transaction at the closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer, to cover his share of taxes.

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

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. Through our Akimbo platform, under the domain name www.akimbocard.com, we offer Mastercard prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. The Akimbo platform includes Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Google Pay™, and Samsung Pay™.

On September 1, 2017, we acquired Singular Payments, LLC, a Florida limited liability company and credit card processor for a purchase price of $5 million. Through Singular Payments, we acquired new customers and their sales force. The former owner of Singular Payments, Vaden Landers, became our Chief Revenue Officer. We bought an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry. The success of the Singular Payments acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business and banking sponsor, including integrating its services into our offering of products and services. Our success depends on the successful integration of our and the acquired business’s operations and information and financial systems.

We reported a net loss of $3.8 million and $3.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. We have an accumulated deficit of $57.0 million at December 31, 2018.

In 2018, we processed a company record total dollar amount of more than $3.4 billion for all payment types, which increased by 19% compared to our prior year volume of $2.8 billion total dollars processed in 2017. ACH or electronic check transaction processing volumes for 2018 increased 17% compared to 2017. Returned check transactions increased 24% in 2018 compared to 2017. Credit card dollars processed in 2018 increased by 110% compared to 2017 and credit card transactions processed for 2018 increased by 111% compared to 2017. Both the credit card dollars and transactions processed represent all-time records for the Company. The primary driver for growth in credit card processing volume was due to the acquisition of a credit card processing portfolio from Singular Payments, LLC on September 1, 2017.

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

We believe that our success will depend in large part on our ability to (a) aggressively drive top line growth, (b) add talented sales people, (c) add quality customers, (d) meet evolving customer requirements, (e) adapt to technological changes in an ever changing market, (f) be opportunistic in identifying and acquiring portfolios that expand or complement our existing customer base and (g) effectively manage our operating expenses as we aggressively scale the business. Our near-term objectives will be focused on aggressively driving top line growth and identifying and acquiring portfolios that complement and support our growth strategy. We will continuously assess the ability of our employees and other resources to achieve our targeted growth and continuously enhance our technology platform to drive our competitive advantage.

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. Total revenues for 2018 increased 72% to $25.0 million from $14.6 million in 2017. The 2018 revenue increase was a result of 12% organic growth driven primarily by growth in our highly profitable ACH business plus 8 months of incremental revenues as a result of the Singular Payments, LLC acquisition completed on September 1, 2017.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $19.5 million and $10.8 million for 2018 and 2017, respectively. Cost of services expenses increased $8.7 million, or 80%, in 2018 as compared to 2017 primarily due to the increased credit card processing volumes and increased credit card processing expenses associated with the acquired Singular Payments, LLC revenues.
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits were $5.6 million and $3.8 million for 2018 and 2017, respectively. Gross profit increased $1.8 million, or 48%, in 2018 as compared to 2017. The increase in gross profit was attributable to 12% organic growth driven by growth in our highly profitable ACH business plus 8 months of incremental profits realized from the purchase of the credit card portfolio acquired through the acquisition of Singular Payments on September 1, 2017.
Stock-based Compensation
 Stock-based compensation expenses increased to $1.3 million in 2018 from $1.0 million in 2017. Our stock-based compensation expenses for 2018 and 2017 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The increase in stock compensation expense was related to stock grants awarded in 2018 and 2017 offset by grants vesting January 9, 2018.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased to $6.2 million in 2018 from $4.4 million in 2017. The increase of $1.8 million, or 42%, in other selling, general and administrative expenses for 2018 was primarily due to 8 months of incremental salaries, benefits and other operating expenses associated with the acquisition of Singular Payments, LLC on September 1, 2017 plus nominal increases in our legacy selling, general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $1.9 million in 2018 as compared to $1.3 million in 2017. The increase of $0.6 million, or 49%, was primarily due to 8 months incremental amortization of intangible assets related to the Singular Payments, LLC acquisition on September 1, 2017.

Other Income

Interest income decreased to $76,551 in 2018 from $100,964 in 2017 due to lower interest-bearing cash balances. Other income (expense) was -$77 for 2018, as compared to $1,583 for 2017.

Income Taxes

Income tax expense was $77,780 in 2018 and $274,316 in 2017. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax. Income tax expense for 2017 includes an increase in federal taxes as a result of adjusting our deferred tax asset to reflect lower corporate tax rates as a result of the tax legislation implemented in December 22, 2017.

Net Income (Loss)

We reported a net loss of $3.8 million and $3.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease in profitability is primarily related to the incremental 8 months of selling general and administrative expenses related to the acquisition of Singular Payments.

Liquidity and Capital Resources

At December 31, 2018, we had $2.7 million of cash and cash equivalents, as compared to $4.8 million of cash and cash equivalents at December 31, 2017. The cash balance at December 31, 2017 included $2.7 million net proceeds raised in a public offering on December 26, 2017.

We reported a net loss of $3.8 million and a net loss of $3.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. Additionally, we reported working capital of $2.4 million and $4.8 million at December 31, 2018 and 2017, respectively.

On December 21, 2017, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 1,176,000 shares of common stock at an offering price of $2.55 per share in a public offering. We agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $50,000. The net proceeds to us from the public offering were $2.7 million, after deducting the offering expenses and fees payable by us.

On February 14, 2019, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. We agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to us from the public offering were $1.8 million, after deducting the offering expenses and fees payable by us. The proceeds will be used for general corporate purposes and working capital.

Cash Flows

The net cash used by operating activities totaled $2.8 million for 2018 as compared to net cash used by operating activities of $0.9 million in 2017. After adjusting for the impact of restricted cash changes included in the statement of cash flows, the net cash used by operating activities was $424,778 and $110,277 for December 31, 2018 and 2017, respectively. The increase in net cash used by operating activities in 2018 was primarily attributable to higher operating expenses and a higher net loss for 2018.

Net cash used by investing activities was $698,112 for 2018 and $1.8 million in 2017. Our capital expenditures of $703,112 in 2018 were higher than the $372,337 in 2017 due to one-time expenditures related to our moving into new offices for our Texas and Tennessee operations. The 2017 net cash used by investing activities included $1.5 million of cash paid for the Singular Payments, LLC acquisition.

Net cash used in financing activities for 2018 was $1.0 million compared to cash provided by financing activities of $2.6 million for 2017. In 2018, the net cash used by financing activities represents purchases of certain shares of common stock owned by officers, employees and directors to offset taxes owed primarily related to the vesting of a 10 year stock grant issued in 2008 that vested January 9, 2018. We do not have another large stock grant vesting until October 2022. Until that time, we anticipate that purchases of stock as a part of our buyback program will be limited to the vesting of restricted stock units and will be of a smaller magnitude. The 2017 cash provided by financing activities was as a result of a public offering which raised $2.7 million net proceeds in December 2017.

Warrant

On August 21, 2018, we issued to University Fancards, LLC a warrant to purchase 150,000 shares of our common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2019. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 is $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of our common stock on the vesting date of the warrant.

Loan and Security Agreement with C2Go, Inc.

Under a loan and security agreement dated February 2, 2016, we loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, we agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. We issued a letter of default. We agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. We are taking steps to domesticate the Texas judgment and to collect our debt.

There are no assurances that we will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for us to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, we recorded a $72,500 loss reserve on the note receivable as of June 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 as of December 31, 2018 reflecting a "more likely than not" recognition threshold.

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
San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Payment Data Systems, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 27, 2019

We have served as the Company's auditor since 2004.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

		December 31, 2018		December 31, 2017
ASSETS
Cash and cash equivalents		$2,695,177		$4,800,554
Accounts receivable, net		1,214,355		969,674
Settlement processing assets		44,139,861		38,027,984
Prepaid expenses and other		101,722		176,945
Note receivable, net		108,750		150,000
Current assets before merchant reserves		48,259,865		44,125,157
Merchant reserves		12,645,803		14,977,468
Total current assets		60,905,668		59,102,625

Property and equipment, net		1,932,660		2,105,186

Other assets:
Intangibles, net		3,676,427		4,676,427
Deferred tax asset		1,394,000		1,394,000
Other assets		306,757		157,565
Total other assets		5,377,184		6,227,992

Total Assets		$68,215,512		$67,435,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable		$308,178		$300,736
Accrued expenses		1,388,196		1,006,262
Settlement processing obligations		44,139,861		38,027,984
Deferred revenues		20,000		—
Current liabilities before merchant reserve obligations		45,856,235		39,334,982
Merchant reserve obligations		12,645,803		14,977,468
Total current liabilities		58,502,038		54,312,450

Non-current liabilities:
Deferred rent		79,748	—	—
Total liabilities	—	58,581,786	—	54,312,450

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2018 and 2017		—		—

Common stock, $0.001 par value, 200,000,000 shares authorized; 17,129,680 and 16,874,235 issued and 16,043,630 and 16,201,634 outstanding in 2018 and 2017 (see Note 11)		185,561		186,299
Additional paid-in capital		74,568,627		74,041,083
Treasury stock, at cost; 1,086,050 and 672,601 shares in 2018 and 2017 (see Note 11)		(1,813,546)		(831,059)
Deferred compensation		(6,270,675)		(7,012,544)
Accumulated deficit		(57,036,241)		(53,260,426)
Total stockholders' equity		9,633,726		13,123,353

Total Liabilities and Stockholders' Equity	$68,215,512	$67,435,803

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2018	December 31, 2017
Revenues	$25,024,124	$14,571,158
Cost of services	19,454,611	10,802,932
Gross profit	5,569,513	3,768,226

Selling, general and administrative:
Stock-based compensation	1,251,779	968,141
Other expenses	6,216,605	4,378,969
Depreciation and amortization	1,875,638	1,258,132
Total operating expenses	9,344,022	6,605,242

Operating (loss)	(3,774,509)	(2,837,016)

Other income:
Interest income	76,551	100,964
Other income (expense)	(77)	1,583
Other income and (expense), net	76,474	102,547

(Loss) before income taxes	(3,698,035)	(2,734,469)
Income taxes	77,780	274,316

Net (Loss)	$(3,775,815)	$(3,008,785)

Earnings (Loss) Per Share
Basic earnings (loss) per common share:	$(0.31)	$(0.33)
Diluted earnings (loss) per common share:	$(0.31)	$(0.33)
Weighted average common shares outstanding (see Note 12)
Basic	12,128,816	8,995,883
Diluted	12,128,816	8,995,883

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholder's Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2016	12,392,288	$181,818	$63,881,365	$(718,149)	$(4,082,025)	$(50,251,641)	$9,011,368

Issuance of common stock, restricted	20,000	20	40,180	—	—	—	40,200
Issuance of common stock, employees, restricted	1,395,334	1,395	3,082,293	—	(3,083,688)	—	—
Issuance of common stock under equity incentive plan	375,461	375	814,596	—	(630,000)	—	184,971
Issuance of common stock, Singular Payments, LLC acquisition	1,515,152	1,515	3,498,485	—	—	—	3,500,000
Issuance of common stock, public offering	1,176,000	1,176	2,724,164	—	—	—	2,725,340
Deferred compensation amortization	—	—	—	—	783,169	—	783,169
Purchase of treasury stock	—	—	—	(112,910)	—	—	(112,910)
Net (loss) for the year	—	—	—	—	—	(3,008,785)	(3,008,785)

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)	$(7,012,544)	$(53,260,426)	$13,123,353

Issuance of common stock, restricted	5,000	5	7,906	—	—	—	7,911
Issuance of common stock, employees, restricted	175,000	175	303,575	—	(303,750)	—	—
Issuance of common stock under equity incentive plan	142,112	142	355,618	—	—	—	355,760
Reversal of deferred compensation amortization that did not vest	(66,667)	(1,060)	(148,540)	—	144,075	—	(5,525)
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	901,544	—	901,544
Purchase of treasury stock	—	—	—	(982,487)	—	—	(982,487)
Net (loss) for the year	—	—	—	—	—	$(3,775,815)	$(3,775,815)

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018	December 31, 2017
Operating Activities
Net (loss)	$(3,775,815)	$(3,008,785)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	875,638	761,660
Amortization	1,000,000	496,472
Bad debt expense	36,250	71,667
Non-cash stock-based compensation	1,251,779	968,141
Amortization of warrant costs	8,985	—
Issuance of stock to consultant	7,911	40,200
Deferred income tax	—	227,000
Changes in operating assets and liabilities:
Accounts receivable	(244,681)	(133,591)
Prepaid expenses and other	75,223	(34,916)
Other assets	(149,192)	43,243
Accounts payable and accrued expenses	389,376	458,632
Merchant reserves	(2,331,665)	(826,173)
Deferred revenue	20,000	—
Deferred rent	79,748	—
Net cash (used) by operating activities	(2,756,443)	(936,450)

Investing Activities
Purchases of property and equipment	(703,112)	(372,337)
Purchase of Singular Payments, LLC	—	(900,000)
Advance to Singular Payments, LLC	—	(600,000)
Repayment of note receivable	5,000	50,000
Net cash (used) by investing activities	(698,112)	(1,822,337)

Financing Activities
Proceeds from public offering, net of expenses	—	2,725,340
Purchases of treasury stock	(982,487)	(112,910)
Net cash (used) provided by financing activities	(982,487)	2,612,430

Change in cash, cash equivalents and merchant reserves	(4,437,042)	(146,357)
Cash, cash equivalents and merchant reserves, beginning of year	19,778,022	19,924,379

Cash, Cash Equivalents and Merchant Reserves, End of Year	$15,340,980	$19,778,022

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	49,000	45,000
Non-cash transactions:
Issuance of common stock in exchange for purchases of Singular Payments, LLC	—	3,500,000
Forgiveness of note receivable in exchange for purchase of Singular Payments, LLC	—	600,000
Issuance of deferred stock compensation	303,750	3,713,688

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Payment Data Systems, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. In addition, the Company operates various product websites, such as www.akimbocard.com and www.singularpayments.com.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues as gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At December 31, 2018, the deferred revenues totaled $20,000. There were no deferred revenues at December 31, 2017.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Merchant Reserves: The Company has merchant reserve requirements associated with Automated Clearing House, or ACH transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant Reserves are set for each merchant. Funds are collected from each merchant and held as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant Reserves strengthens its fiduciary standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks.

The reconciliation of cash and cash equivalents to cash, cash equivalents and merchant reserves is as follows for each period presented:

	December 31, 2018	December 31, 2017

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$4,800,554	$4,120,738
Merchant reserves	14,977,468	15,803,641
Total	$19,778,022	$19,924,379

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	$2,695,177	$4,800,554
Merchant reserves	12,645,803	14,977,468
Total	$15,340,980	$19,778,022

Accounts Receivable/Allowance for Estimated Losses: Accounts Receivable are reported as outstanding principal net of an allowance for doubtful accounts of $55,212 and $61,223 at December 31, 2018 and December 31, 2017, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial condition of customers deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is completed and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2018 and December 31, 2017, the Company capitalized $279,290 and $267,869, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2018 or 2017.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2018 and December 31, 2017, the Company’s reserve for processing losses was $374,153 and $172,832, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $64,000 and $100,000 in advertising costs in 2018 and 2017, respectively.

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

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax and Tennessee franchise tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

The Company has approximately $45.3 million of net operating loss carryforwards. However, the Company cannot predict with reasonable certainty whether all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $1.4 million. Management does not anticipate a significant change in the assessment and will review the deferred tax asset balance at December 31, 2019, or earlier as events may warrant.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2018, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%.  The Company made matching contributions of $88,284 and $65,478 in 2018 and 2017, respectively.

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has adopted the provisions of this new standard beginning January 1, 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The customers of the Company contract with the Company for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obligor in the contractual relationship with its customers and therefor, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process remains intact, and the Company will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

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

New Accounting Pronouncements: In February 2016, the FASB issued, Leases (Topic 842), which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee will be required to recognize on the balance sheet an asset (right to use) and a liability (lease obligation) for leases with terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Based upon the Company's current portfolio of leases, approximately $2.7 million of lease assets and $2.8 million of lease liabilities are expected to be recorded on the Company's consolidated balance sheet.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation which expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods or services from both non-employees and employees. The guidance is effective for the Company for all fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements, if any.

Note 2.  Acquisition of Singular Payments, LLC.

On September 1, 2017, the Company entered into a membership interest purchase agreement with Singular Payments, LLC, a Florida limited liability company in the business of credit card processing, pursuant to which the Company agreed to purchase all of the membership interest in Singular Payments, LLC. The aggregate purchase price was $5,000,000 and consisted of a cash payment of $1,500,000 at closing, minus the balance on the outstanding note receivable of $600,000 and subject to adjustment based on net working capital, and $3,500,000 in shares of common stock, or 1,515,152 shares of the Company's common stock, $0.001 par value per share, valued at $2.31 per share. Such shares are unregistered and subject to a lock-up agreement of 24 months.

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

Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Singular Payments, LLC acquisition would have taken place on the first day of the Company's 2016 calendar year would be as follows:

	2017	2016
Revenues	$22,079,244	$23,000,000
Gross Profit	4,521,507	5,146,325
Net (Loss)	(3,804,700)	(2,568,074)
Income per share:
Basic	$(0.37)	$(0.27)
Diluted	$(0.37)	$(0.27)

Amounts set forth above are not necessarily indicative of the results that would have been obtained had the Singular Payments, LLC acquisition had taken place on the first day of the Company's 2016 calendar year or of the results that may be achieved by the combined enterprise in the future.

Note 3. Note Receivable

Under a loan and security agreement dated February 2, 2016, the Company's wholly-owned subsidiary FiCentive, Inc. loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to FiCentive a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, FiCentive agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. FiCentive has issued a letter of default. FiCentive agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to FiCentive. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of Onsager, Fletcher and Johnson to represent the Company in collecting on the judgment. Counsel is preparing the documents to domesticate the Texas judgment.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable as of June 30, 2018. The reserve remained unchanged as of September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 as of December 31, 2018 reflecting a "more likely than not" recognition threshold.

On March 7, 2017, the Company agreed to provide $500,000 to Singular Payments, LLC, a Florida limited liability company, under a secured line of credit promissory note. Interest on the note did not accrue until the earlier of August 31, 2017, the date of closing and funding the Company’s proposed acquisition of Singular Payments, LLC or the termination of a non-binding letter of intent regarding the proposed acquisition; or until such mutually agreed upon extended date. The loan was increased to $600,000 on August 2, 2017. The Singular Payments, LLC acquisition closed on September 1, 2017. The note receivable was applied to the cash purchase price as part of the purchase agreement.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2018	2017
Software	$4,340,253	$4,060,964
Equipment	856,127	813,000
Furniture and fixtures	451,779	217,345
Leasehold improvements	171,616	25,353
Total property and equipment	5,819,775	5,116,662
Less: accumulated depreciation	(3,887,115)	(3,011,476)
Net property and equipment	$1,932,660	$2,105,186

Note 5. Intangibles

Akimbo Financial, Inc. Acquisition (2015)

On December 22, 2014, the Company acquired substantially all of the assets of Akimbo Financial, Inc. The intangibles acquired in the acquisition consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824) and goodwill of $9,759. The intangible asset was fully amortized as of December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, the Company acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $1,333,333). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2018 and 2017 was $1,000,000 and $333,333, respectively. Annual amortization expense will be $1,000,000 per year.

Note 6. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2018
Allowance for doubtful accounts	$61,223	$—	$—	$(6,011)	$55,212
Reserve for processing losses	$172,832	24,000	191,450	(14,129)	$374,153
2017
Allowance for doubtful accounts	$26,556	$71,667	$—	$(37,000)	$61,223
Reserve for processing losses	$172,832	—	—	—	$172,832

Note 7. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2018	2017
Accrued commissions	$243,317	$331,214
Reserve for merchant losses	374,153	172,832
Other accrued expenses	582,720	387,882
Accrued taxes	80,888	45,129
Accrued salaries	107,118	69,205
Total accrued expenses	$1,388,196	$1,006,262

Note 8. Operating Leases

The Company leases approximately 6,000 to 10,535 square feet of office space for its executive offices and operations. Rental expense under the operating lease was approximately $121,809 for the year ended December 31, 2018. The lease expires on July 31, 2024.

Previously, the Company leased approximately 7,200 square feet of office space for its principal executive offices and operations. Rental expense under the operating lease was approximately $88,096 and $197,300 for the years ended December 31, 2018 and 2017, respectively. The lease expired on April 30, 2018.

The Company leases approximately3,794 square feet of office space for its sales offices and operations in Nashville, Tennessee. Rental expense for the year ended December 31, 2018 was $93,424. The lease expires on April 30, 2023.

Previously, the Company assumed ongoing obligations of the Singular Payments' leased space in Nashville, TN and St. Augustine, FL to house their sales offices and operations. Rental expense under the operating leases was $15,018 and $25,236 for the years ended December 31, 2018 and 2017, respectively.

The Company also leased select computer equipment for a period of 36 months beginning in May, 2016. The lease expires in April, 2019. Rental expense under the operating lease was $76,000 for the year ended December 31, 2018 and $72,000 for the year ended December 31, 2017.

The future operating lease payments as December 31, 2018 are as follows:

Year ended December 31,
2019	$314,000
2020	338,000
2021	338,000
2022	345,000
Thereafter	405,000

Note 9. Related Party Transactions

Louis Hoch

During the year ended December 31, 2018 and 2017, the Company purchased $9,476 and $1,826, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer is a 50% owner of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2018 and 2017, the Company received $31,234 and $29,555 in revenue from Lush Rooftop. Miguel Chapa, a member of our Board of Directors, is an owner in Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

During the year ended December 31, 2018, the Company received $31,234 in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of our Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner in BLVD Bar and Lounge. As of December 31, 2018, the Company had a receivable of $12,485 from BLVD, of which $10,236 was 90 days past due.

Officers and Directors

On January 8 and 9, 2018, the Company repurchased 397,845 shares in a private transaction at the closing price on January 8, 2018 and January 9, 2018 from officers, employees and directors to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. The value of the treasury shares purchased to cover the taxes was $956,128. The share buyback included share purchases for Chairman of the Board, Michael Long, President and Chief Executive Officer, Louis Hoch, and Chief Financial Officer, Tom Jewell, as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

On January 6, 2019, the Company repurchased 11,860 shares for $21,822 in a private transaction at the closing price on January 6, 2019 from employees to cover the respective employee's share of taxes for shares that vested on that day for Tom Jewell, Chief Financial Officer.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. corporate income tax system. The impact of the U.S. Tax Reform primarily represents the Company’s estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on the Company’s historical financial performance, at December 31, 2017, the net deferred tax asset position was remeasured at the lower corporate rate of 21% and a tax expense was recognized to adjust net deferred tax assets to the reduced value.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$9,504,000	$8,665,000
Depreciation and amortization	494,000	322,000
Non-cash compensation	270,000	627,000
Other	28,000	23,000
Valuation Allowance	(8,902,000)	(8,243,000)
Deferred tax asset	$1,394,000	$1,394,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2018 and December 31, 2017 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2018, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $45.3 million that begin to expire in the year 2022. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the year ended December 31:

	2018	2017
Current provision:
Federal	$—	$—
State	77,780	47,316
	77,780	47,316

Deferred provision:
Federal expense	—	227,000

Expense for income taxes	$77,780	$274,316

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the year ended December 31:

	2018	2017
Income tax expense (benefit) at 21% for 2018 and 34% for 2017	$(793,000)	$(1,023,000)
Change in valuation allowance	(659,000)	4,427,000
Permanent and other differences	1,452,000	(2,557,000)
Deferred tax impact of enacted tax rate and law changes	—	(620,000)
Alternative minimum tax and state taxes	77,780	47,316

Income tax expense (benefit)	$77,780	$274,316

Note 11. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2018, the Company granted 175,000 restricted shares of stock to employees as new hire bonuses. During 2018, the Company issued 51,000 restricted stock units to employees as a new hire bonus. Additionally, there were 5,000 restricted shares of stock issued to a consultant that vested over 6 months and are fully vested.

Treasury Stock: During 2018, the Company purchased 384,785 shares with a value of $923,484 to cover the employee’s and directors share of tax liabilities related to stock grants maturing on January 9, 2018. The Company also purchased 28,571 shares of common stock with a value of $59,003 to cover the employee's share of tax liabilities related to the vesting of restricted stock units.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2018. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2018, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2018. Stock-based compensation expense related to stock and restricted stock awards was $1,251,779 for 2018 and $968,141 for 2017.

A summary of stock awards outstanding and 2018 activities are as follows:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	5,019,936	$1.98
Granted	175,000	1.74
Vested	1,253,334	—
Forfeited	66,667	—

Outstanding, December 31, 2018	3,874,935	$2.27	7.05	$—

Expected to Vest after December 31, 2018	3,874,935	$2.27	7.05	$—

As of December 31, 2018, there were $6,270,675 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 7.05 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2018, or $1.66.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2018 and 2017, respectively. The ESPP is no longer active.

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2019. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2018 was $8,985. There were no stock warrants issued as of December 31, 2017.

Note 12. Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss).

	2018	2017
Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	(3,775,815)	$(3,008,785)
Denominator:
Denominator for basic earnings per share, weighted average shares outstanding	12,128,816	8,995,883
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	12,128,816	8,995,883
Basic (loss) per common share	$(0.31)	$(0.33)
Diluted (loss) per common share and common share equivalent	$(0.31)	$(0.33)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2018 and 2017 that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended December 31,
	2018	2017
Anti-dilutive awards and options	3,850,725	3,595,939

Note 13. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash and cash equivalent balance with one financial institution. No customers account for more than 10% of the revenues of the company.

Note 14. Legal Proceedings

Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. The Company is taking steps to domesticate the Texas judgment and to collect our debt.

There are no assurances that the Company will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, we recorded a $72,500 loss reserve on the note receivable as of June 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 as of December 31, 2018 reflecting a "more likely than not" recognition threshold.

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

Note 15. Subsequent Events

On January 6, 2019, the Company repurchased 11,860 shares of common stock for $21,822 at the closing price on January 6, 2019 from Tom Jewell, the Company's Chief Financial Officer to cover taxes.

On February 14, 2019, the Company entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. The Company agreed to pay Maxim Group, LLC a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to the Company from the public offering were $1.8 million, after deducting the offering expenses and fees payable by the Company. The funds will be used for general corporate purposes and working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2018 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, or the 2019 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics was filed as Exhibit 14.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2015 on August 14, 2015. We will provide a copy of our code of ethics to any person without charge, upon request. Requests should be addressed to: Payment Data Systems, Inc., Attn: Investor Relations Department, 3611 Paesanos Parkway, Suite 300, San Antonio, Texas 78231.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We consider recommendations for director candidates from our directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at Payment Data Systems, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, Texas, 78231, and the Board of Directors will consider such nominee. The Board of Directors selects the director candidates slated for election. We have a designated Nominations and Corporate Governance Committee, which reviews and make recommendations to the Board of Directors with respect to proposed director candidates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2019 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Articles of Incorporation (included as exhibit A to the Schedule 14C filed April 18, 2007, and incorporated herein by reference).

3.3	Certificate of Change Filed Pursuant to NRS 78.209 (included as exhibit 3.1 to the Form 8-K filed July 23, 2015, and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

10.1	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.12
Asset Purchase Agreement between the Company and Akimbo Financial, Inc., dated December 22, 2014 (included as exhibit 10.1 to the Form 8-K filed December 24, 2014, and incorporated herein by reference).

10.13
Bank Sponsorship Agreement between the Company and Metropolitan Commercial Bank, dated December 11, 2014 (included as exhibit 10.26 to the Form 10-K filed March 30, 2015, and incorporated herein by reference).

10.14	Independent Director Agreement between the Company and Miguel A. Chapa, dated April 24, 2015 (included as exhibit 10.29 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

10.15
Loan and Security Agreement between C2Go, Inc., as Debtor, and FiCentive, Inc., as Lender, dated February 2, 2016 (included as exhibit 10.1 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

10.16†
Prepaid Card Marketing and Processing Agreement between FiCentive, Inc. and C2Go, Inc., dated February 2, 2016 (included as exhibit 10.2 to the Form 8-K filed February 8, 2016, and incorporated herein by reference).

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

10.21	Employment Agreement between the Company and Tom Jewell, dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.22
Line of Credit Promissory Note between the Company, as Lender, and Singular Payments, LLC, as Borrower, dated March 7, 2017 (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.23
Security Agreement between the Company, as Secured Party, and Singular Payments, LLC, as Debtor, dated March 7, 2017 (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.24	Membership Interest Pledge Agreement between the Company and Vaden Landers , dated March 7, 2017 (included as exhibit 10.3 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.25
Guaranty Agreement between the Company, as Lender, and Vaden Landers, as Guarantor, dated March 7, 2017 (included as exhibit 10.4 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.26	Independent Director Agreement between the Company and Steve Huffman, dated November 11, 2016 (included as exhibit 10.41 to the Form 10-K, filed April 6, 2017, and incorporated herein by reference).

10.27	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.28
Amendment No. 1 to Line of Credit Promissory Note between the Company and Singular Payments, LLC, dated June 6, 2017 (included as exhibit 10.1 to the Form 8-K, filed June 8, 2017, and incorporated herein by reference).

10.29
First Amended and Restated Line of Credit Promissory Note between the Company and Singular Payments, LLC, dated August 2, 2017 (included as exhibit 10.1 to the Form 8-K, filed August 7, 2017, and incorporated herein by reference).

10.30†
Membership Interest Purchase Agreement among the Company, Singular Payments, LLC and Vaden Landers, dated September 1, 2017 (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.31	Employment Agreement between the Company and Vaden Landers, dated September 1, 2017 (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.32
First Amendment to Employment Agreement between the Company and Tom Jewell, dated November 27, 2017 (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.33	Placement Agency Agreement between the Company and Maxim Group, LLC, dated December 21, 2017 (included as exhibit 10.1 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.34
Share Purchase Agreement among the Company, CVI Investments, Inc., Hudson Bay Maser Fund Ltd., Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P., dated December 21, 2017 (included as exhibit 10.2 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.35
Settlement Agreement among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC, dated December 7, 2017 (included as exhibit 10.42 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.36	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.37	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.38
Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.39	Placement Agency Agreement between the Company and Maxim Group, LLC, dated February 12, 2019 (included as exhibit 10.1 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.40
Share Purchase Agreement among the Company, Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., dated February 12, 2019 (included as exhibit 10.2 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

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

Payment Data Systems, Inc.

Date: March 27, 2019	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2019	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2019	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: March 27, 2019	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2019	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Executive Officer, and Director (Principal Executive Officer

Date: March 27, 2019	By:	/s/ Steve Huffman
Steve Huffman
Director

Date: March 27, 2019	By:	/s/ Miguel A. Chapa
Miguel A. Chapa
Director

Date: March 27, 2019	By:	/s/ Bradley Rollins
Bradley Rollins
Director