Form 10-Q
period 2019-03-31
Payment Data Systems Inc
filed 2019-05-15
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number:000-30152
PAYMENT DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Paesanos Parkway, Suite 300, San Antonio, TX	78231
(Address of principal executive offices)	(Zip Code)
(210) 249-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	PYDS	The Nasdaq Stock Market LLC
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
[_] Yes [X] No
On May 10, 2019, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 16,899,874.

PAYMENT DATA SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,465,718	$2,695,177
Accounts receivable, net	1,134,767	1,214,355
Settlement processing assets	35,173,205	44,139,861
Prepaid expenses and other	241,569	101,722
Notes receivable, net	108,750	108,750
Current assets before merchant reserves	41,124,009	48,259,865
Merchant reserves	11,297,894	12,645,803
Total current assets	52,421,903	60,905,668

Property and equipment, net	1,849,035	1,932,660

Other assets:
Intangibles, net	3,426,427	3,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,616,128	—
Other assets	320,831	306,757
Total other assets	7,757,386	5,377,184

Total assets	$62,028,324	$68,215,512

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$220,375	$308,178
Accrued expenses	1,957,044	1,388,196
Operating lease liabilities, current portion	184,570	—
Settlement processing obligations	35,173,205	44,139,861
Deferred revenues	5,000	20,000
Current liabilities before merchant reserve obligations	37,540,194	45,856,235
Merchant reserve obligations	11,297,894	12,645,803
Total current liabilities	48,838,088	58,502,038

Non-current liabilities:
Operating lease liabilities, non-current portion	2,564,923	—
Deferred rent	—	79,748
Total liabilities	51,403,011	58,581,786

Stockholders’ equity:

1

Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 17,961,132 and 17,129,680 issued, and 16,863,222 and 16,043,630 outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	186,392	185,561
Additional paid-in capital	76,429,299	74,568,627
Treasury stock, at cost; 1,097,910 and 1,086,050 shares at March 31, 2019 (unaudited) and December 31, 2018, respectively	(1,835,368)	(1,813,546)
Deferred compensation	(6,045,880)	(6,270,675)
Accumulated deficit	(58,109,130)	(57,036,241)
Total stockholders’ equity	10,625,313	9,633,726

Total liabilities and stockholders’ equity	$62,028,324	$68,215,512
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenues	$6,588,032	$5,843,665
Cost of services	5,252,301	4,572,758
Gross profit	1,335,731	1,270,907

Selling, general and administrative:
Stock-based compensation	283,408	374,378
Other expenses	1,661,739	1,498,651
Depreciation and amortization	486,548	458,663
Total selling, general and administrative expenses	2,431,695	2,331,692

Operating (loss)	(1,095,964)	(1,060,785)

Other income and (expense):
Interest income	23,074	11,521
Other income (expense)	1	(1,542)
Other income and (expense), net	23,075	9,979

(Loss) before income taxes	(1,072,889)	(1,050,806)
Income taxes	—	—

Net (loss)	$(1,072,889)	$(1,050,806)

Basic (loss) per common share:	$(0.09)	$(0.09)
Diluted (loss) per common share:	$(0.09)	$(0.09)
Weighted average common shares outstanding
Basic	12,621,857	12,026,622
Diluted	12,621,857	12,026,622
See the accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net (loss)	$(1,072,889)	$(1,050,806)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	236,548	208,662
Amortization	250,000	250,001
Non-cash stock based compensation	283,408	374,378
Amortization of warrant costs	8,985	—
Changes in current assets and current liabilities:
Accounts receivable	79,588	77,518
Prepaid expenses and other	(139,847)	(192,569)
Operating lease right-of-use assets	(2,616,128)	—
Other assets	(14,074)	(25,125)
Accounts payable and accrued expenses	481,045	(74,161)
Operating lease liabilities	2,749,493	—
Merchant reserves	(1,347,909)	102,765
Deferred revenue	(15,000)	90,250
Deferred rent	(79,748)	—
Net cash (used) by operating activities	(1,196,528)	(239,087)

Investing activities:
Purchases of property and equipment	(152,923)	(29,502)
Net cash (used) by investing activities	(152,923)	(29,502)

Financing activities:
Proceeds from public offering, net of expenses	1,793,905	—
Purchases of treasury stock	(21,822)	(956,134)
Net cash provided (used) by financing activities	1,772,083	(956,134)

Change in cash, cash equivalents and merchant reserves	422,632	(1,224,723)
Cash, cash equivalents and merchant reserves, beginning of period	15,340,980	19,778,022

Cash, cash equivalents and merchant reserves, end of period	$15,763,612	$18,553,299

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—
See accompanying notes to the condensed interim consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholder's Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)	$(7,012,544)	$(53,260,426)	13,123,353

Issuance of common stock under equity incentive plan	68,889	69	147,231	—	—	—	147,300
Deferred compensation amortization	—	—	—	—	227,078	—	227,078
Purchase of treasury stock	—	—	—	(956,134)	—	—	(956,134)
Net (loss) for the period	—	—	—	—	—	(1,050,806)	(1,050,806)

Balance at March 31, 2018	16,943,124	$186,368	$74,188,314	$(1,787,193)	$(6,785,466)	$(54,311,232)	$11,490,791

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENT DATA SYSTEMS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Payment Data Systems, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 27, 2019. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At March 31, 2019 and December 31, 2018, respectively, the deferred revenues totaled $5,000 and $20,000.
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
The reconciliation of cash and cash equivalents to cash, cash equivalents and merchant reserves is as follows for each period presented:

	March 31, 2019	March 31, 2018

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	2,695,177	4,800,554
Merchant reserves	12,645,803	14,977,468
Total	$15,340,980	$19,778,022

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	4,465,718	3,473,066
Merchant reserves	11,297,894	15,080,233
Total	$15,763,612	$18,553,299

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2019 and December 31, 2018, the Company’s allowance for estimated doubtful accounts was $50,575 and $55,212, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended March 31, 2019 and March 31, 2018, the Company capitalized $140,043 and $15,878, respectively of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2018 or during the three months ended March 31, 2019. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2019 and December 31, 2018, the Company’s reserve for processing losses was $407,153 and $374,153, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that the reconciliation of the beginning of period and the end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents and merchant reserves.

Operating Leases Right-of use Assets and Operating Lease Liabilities: In February 2016, the FASB issued, "Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing it right to use the underlying asset for the lease term. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for the Company on January 1, 2019. As a lessee, this standard primarily impacted its accounting for leased facilities and office equipment, for which the Company recognized right of use assets of $2,688,412 and a corresponding lease liability of $2,775,259 on the Company's consolidated balance sheet on January 1, 2019.

The Company adopted these provisions on January 1, 2019 using the optional transition method that permits the Company to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases." The Company did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed it to exclude leases with an initial term of 12 months or less from the right-of-use assets and liabilities. Adoption of the standards had no impact on the Company's results of operations or liquidity.

If the Company determines that an arrangement is or contains a lease, the Company recognizes a right-of-use (ROU) asset and lease liability at the commencement date of the lease. ROU assets represent it's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation which expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods or services from both non-employees and employees. The guidance is effective for the Company for all fiscal years beginning after December 15, 2018. The adoption of the new standard did not result in a change to the previously presented financial statements.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2019 and 2018, operating lease expense totaled $103,522 and $71,839, respectively.

Maturities of lease liabilities are as follows at March 31, 2019.

March 31, 2019
Operating Leases
2019 (Remaining 9 months)	$226,743
2020	336,301
2021	336,644
2022	344,554
2023	350,915
Thereafter	1,823,669
Total minimum lease payments	$3,418,826
Less imputed interest	$(669,333)
Total lease liabilities	$2,749,493

Note 3. Note Receivable

Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to the Company. On September 4, 2018, the Company filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel represent the Company in collecting on the judgment. Counsel is preparing the documents to domesticate the Texas judgment.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable for the periods from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve was reduced to $36,250 from December 31, 2018 through March 31, 2019 reflecting a "more likely than not" recognition threshold.

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	March 31, 2019	December 31, 2018

Accrued commissions	$246,601	$243,317
Reserve for merchant losses	407,153	374,153
Other accrued expenses	1,037,027	582,720
Accrued taxes	82,852	80,888
Accrued salaries	183,411	107,118
Total accrued expenses	$1,957,044	$1,388,196

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the quarter ended March 31, 2019 was $8,985. There were no stock warrants issued as of March 31, 2018.
Note 6. Net (Loss) Per Share
Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019	2018
Numerator:
Numerator for basic and diluted (loss) per share, net income (loss) available to common shareholders	$(1,072,889)	$(1,050,806)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	12,621,857	12,026,622
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	12,621,857	12,026,622
Basic (loss) per common share	$(0.09)	$(0.09)
Diluted (loss) per common share and common share equivalent	$(0.09)	$(0.09)
The awards and options to purchase shares of common stock that were outstanding at March 31, 2019 and March 31, 2018 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2019	2018
Anti-dilutive awards and options	3,874,935	3,877,750

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

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $8.9 million to reduce the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate a change to the valuation allowance may be warranted.

At December 31, 2018, the Company had available net operating loss carryforwards of approximately $45.3 million, which expire beginning in the year 2022. Approximately $0.1 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 8. Related Party Transactions
Louis Hoch
During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company purchased a total of $843 and $9,476, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch
During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company received $1,334 and $26,709, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company received $3,072 and $4,525 in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of the Company's Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner in BLVD Bar and Lounge.

Directors and Officers

On January 6, 2019, the Company repurchased 11,860 of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

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

Note 9. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. The Company is taking steps to domesticate the Texas judgment and to collect its debt.

There are no assurances that the Company will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, we recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through March 31, 2019 reflecting a "more likely than not" recognition threshold.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 27, 2019, including the audited consolidated financial statements and the notes contained therein.

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

During the first quarter of 2019, the volume of credit card transactions processed decreased by 4% versus the first quarter of 2018.  The amount of credit card dollars processed during the first quarter of 2019 increased by 7% compared to the same time period in 2018.
ACH (eCheck) transaction volumes during the first quarter of 2019 increased by 20% compared to the first quarter of 2018. Returned check transactions processed during the first quarter of 2019 increased 16% compared to the first quarter of 2018.
Total dollars processed for the first quarter of 2019 exceeded $856 million compared to $783 million in the first quarter of 2018.
We reported a net loss of $1,072,889 for the quarter ended March 31, 2019 compared to a net loss of $1,050,806 for the quarter ended March 31, 2018.
For the second quarter of 2019, we anticipate continued revenue increases in our ACH and returned check revenues. We also expect to drive incremental revenues in our PayFac integrated payments and prepaid growth initiatives. We expect to see increases in the number of contracted merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. We believe our prepaid credit card transactions should continue to gain traction.
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
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We continue to invest in our sales force to drive revenue growth. We are focused on growing our ACH merchants, adding new software integrators and providing incremental services to existing merchants. In addition to our near term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

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

Revenues for the quarter ended March 31, 2019 increased 12.7% to $6.6 million, as compared to $5.8 million for the quarter ended March 31, 2018. The revenue increase was primarily driven by growth in our ACH and prepaid portfolios.
Cost of Services
Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of service fees also include fees paid to referral agents and partners.
Cost of services increased 14.9% to $5.3 million for the quarter ended March 31, 2019, as compared to $4.6 million for the same period in the prior year. The increase three months ended March 31, 2019, as compared to the same period in the prior year, was primarily due to the increased volume and higher referral fee arrangements with agents and partners.
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased 5.1% to $1,335,731 for the quarter ended March 31, 2019, as compared to $1,270,907 for the same period in the prior year. The increase for the three months ended March 31, 2019, as compared to the same period in the prior year, was due primarily to growth in our highly profitable ACH business.
Stock-based Compensation
Stock-based compensation expenses were $0.3 million and $0.4 million for the quarters ended March 31, 2019 and 2018, respectively. The year over year decrease in stock-based compensation expense was due to the net decrease in amortization of stock costs as grants are fully amortized.

Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased by 10.9% to $1.7 million for the quarter ended March 31, 2019, as compared to $1.5 million for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended March 31, 2019, as compared to the same period in the prior year, was primarily attributable to incremental investments in our Prepaid and PayFac growth initiatives.
Depreciation and Amortization
Depreciation and amortization totaled $486,548 and 458,663 for the quarters ended March 31, 2019 and March 31, 2018, respectively.
Other Income (Expense)
Other income was $23,075 for the quarter ended March 31, 2019 compared to income of $9,979 for the quarter ended March 31, 2018, respectively.
Net Loss
We reported a net loss of $1,072,889 for the quarter ended March 31, 2019, as compared to a net loss of $1,050,806 for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2019, we had $4.5 million of cash and cash equivalents, as compared to $2.7 million of cash and cash equivalents at December 31, 2018.

On February 14, 2019, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. We agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to us from the public offering were $1.8 million, after deducting the offering expenses and fees payable by us. We are using the net proceeds for general corporate purposes and working capital.
Cash Flows
We reported a net loss of $1.1 million for the quarter ended March 31, 2019 and a net loss of $1.1 million for the quarter ended March 31, 2018. At March 31, 2019, we have an accumulated deficit of $58.1 million. Additionally, we had working capital of $3.6 million and $2.4 million at March 31, 2019 and December 31, 2018, respectively.
Net cash used by operating activities including merchant reserve funds was $1.2 million and $0.2 million for the quarters ended March 31, 2019 and March 31, 2018, respectively. Excluding merchant reserves and lease right-of-use assets and liabilities, our cash provided by operating activities was $18,016 and cash used by operations of $341,852 for the quarters ended March 31, 2019 and March 31, 2018, respectively. We continue to invest resources and infrastructure in our prepaid and integrated payments growth initiatives to achieve scale in these business lines.
Net cash used by investing activities was $152,923 and $29,502 for the quarters ended March 31, 2019 and March 31, 2018, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.
Net cash generated from financing activities for the quarter ended March 31, 2019 was $1.8 million compared to cash used by financing activities of $1.0 million for quarter ended March 31, 2018. The 2019 cash provided by financing activities was as a result of a public offering which raised $1.8 million net proceeds in February 2019. In 2018, the net cash used by financing activities represents purchases of certain shares of common stock owned by officers, employees and directors to offset taxes owed primarily related to the vesting of a 10-year stock grant issued in 2008 that vested January 9, 2018. We do not have another large stock grant vesting until October 2022. Until that time, we anticipate that purchases of stock as a part of our buyback program will be limited to the vesting of restricted stock units and will be of a smaller magnitude than the treasury stock purchase in 2018.

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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2019 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to the Company a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. the Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to the Company. On September 4, 2018, the Company filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel to represent the Company in collecting on the judgment. Counsel is preparing the documents to domesticate the Texas judgment.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through March 31, 2019 reflecting a "more likely than not" recognition threshold.

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

Item 1A. RISK FACTORS.
There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 27, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended March 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2018 were $1,472,284. At March 31, 2019, $1,450,462 is available under the repurchase plan. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the three months ended March 31, 2019, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2019	11,860	$1.84	748,434	$1,450,462
Total	11,860

On January 6, 2019, we repurchased 11,860 of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

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

PAYMENT DATA SYSTEMS, INC

Date: May 15, 2019	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)