Form 10-Q
period 2019-06-30
Usio, Inc.
filed 2019-08-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number:000-30152
USIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Paesanos Parkway, Suite 300, San Antonio, TX	78231
(Address of principal executive offices)	(Zip Code)
(210) 249-4100
(Registrant’s telephone number, including area code)

Payment Data Systems, Inc.
(Former name, former address and former calendar year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	USIO	The Nasdaq Stock Market LLC
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
[_] Yes [X] No

On August 9, 2019, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 17,058,348.

USIO, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
USIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,276,511	$2,695,177
Accounts receivable, net	1,568,905	1,214,355
Settlement processing assets	35,640,174	44,139,861
Prepaid expenses and other	201,575	101,722
Notes receivable, net	108,750	108,750
Current assets before merchant reserves	40,795,915	48,259,865
Merchant reserves	11,074,891	12,645,803
Total current assets	51,870,806	60,905,668

Property and equipment, net	1,782,323	1,932,660

Other assets:
Intangibles, net	3,176,427	3,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,614,006	—
Other assets	312,780	306,757
Total other assets	7,497,213	5,377,184

Total assets	$61,150,342	$68,215,512

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$239,325	$308,178
Accrued expenses	1,593,824	1,388,196
Operating lease liabilities, current portion	246,758	—
Settlement processing obligations	35,640,174	44,139,861
Deferred revenues	150,000	20,000
Current liabilities before merchant reserve obligations	37,870,081	45,856,235
Merchant reserve obligations	11,074,891	12,645,803
Total current liabilities	48,944,972	58,502,038

Non-current liabilities:
Operating lease liabilities, non-current portion	2,519,276	—
Deferred rent	—	79,748
Total liabilities	51,464,248	58,581,786

1

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,008,577 and 17,129,680 issued, and 16,899,281 and 16,043,630 outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	186,439	185,561
Additional paid-in capital	76,558,492	74,568,627
Treasury stock, at cost; 1,109,296 and 1,086,050 shares at June 30, 2019 (unaudited) and December 31, 2018, respectively	(1,864,061)	(1,813,546)
Deferred compensation	(5,810,035)	(6,270,675)
Accumulated deficit	(59,384,741)	(57,036,241)
Total stockholders’ equity	9,686,094	9,633,726

Total liabilities and stockholders’ equity	$61,150,342	$68,215,512
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$7,157,379	$6,283,875	$13,745,411	$12,127,540
Cost of services	5,591,534	4,964,260	10,843,835	9,537,018
Gross profit	1,565,845	1,319,615	2,901,576	2,590,522

Selling, general and administrative:
Stock-based compensation	356,103	298,477	639,511	672,855
Other expenses	1,970,555	1,595,276	3,632,294	3,093,927
Depreciation and amortization	496,994	457,276	983,542	915,939
Total selling, general and administrative expenses	2,823,652	2,351,029	5,255,347	4,682,721

Operating (loss)	(1,257,807)	(1,031,414)	(2,353,771)	(2,092,199)

Other income and (expense):
Interest income	22,620	15,396	45,694	26,917
Other income (expense)	(424)	(420)	(423)	(1,962)
Other income and (expense), net	22,196	14,976	45,271	24,955

(Loss) before income taxes	(1,235,611)	(1,016,438)	(2,308,500)	(2,067,244)
Income taxes	40,000	19,000	40,000	19,000

Net (loss)	$(1,275,611)	$(1,035,438)	$(2,348,500)	$(2,086,244)

Basic (loss) per common share:	$(0.10)	$(0.09)	$(0.18)	$(0.17)
Diluted (loss) per common share:	$(0.10)	$(0.09)	$(0.18)	$(0.17)
Weighted average common shares outstanding
Basic	13,041,799	12,075,580	12,831,828	12,124,538
Diluted	13,041,799	12,075,580	12,831,828	12,124,538
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net (loss)	$(2,348,500)	$(2,086,244)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	483,542	415,939
Amortization	500,000	500,001
Provision for loss on note receivable	—	72,500
Non-cash stock based compensation	639,511	672,855
Issuance of stock to consultant for services	—	7,911
Amortization of warrant costs	17,970	—
Changes in current assets and current liabilities:
Accounts receivable	(354,550)	30,280
Prepaid expenses and other	(99,853)	(65,661)
Operating lease right-of-use assets	(2,614,006)	—
Other assets	(6,023)	(144,722)
Accounts payable and accrued expenses	136,772	(167,581)
Operating lease liabilities	2,766,034	—
Merchant reserves	(1,570,912)	(195,163)
Deferred revenue	130,000	50,000
Deferred rent	(79,748)	—
Net cash (used) by operating activities	(2,399,763)	(882,469)

Investing activities:
Purchases of property and equipment	(333,205)	(431,815)
Net cash (used) by investing activities	(333,205)	(431,815)

Financing activities:
Proceeds from public offering, net of expenses	1,793,905	—
Purchases of treasury stock	(50,515)	(959,076)
Net cash provided (used) by financing activities	1,743,390	(959,076)

Change in cash, cash equivalents and merchant reserves	(989,578)	(2,273,360)
Cash, cash equivalents and merchant reserves, beginning of period	15,340,980	19,778,022

Cash, cash equivalents and merchant reserves, end of period	$14,351,402	$17,504,662

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	72,081	49,000
See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholder's Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

Issuance of common stock under equity incentive plan	53,445	53	133,462	—	—	—	133,515
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	222,585	—	222,585
Reversal of deferred compensation that did not vest	(6,000)	(6)	(13,254)	—	13,260	—	—
Purchase of treasury stock	—	—	—	(28,693)	—	—	(28,693)
Net (loss) for the quarter	—	—	—	—	—	(1,275,611)	(1,275,611)

Balance at June 30, 2019	18,008,577	$186,439	$76,558,492	$(1,864,061)	$(5,810,035)	$(59,384,741)	$9,686,094

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)	$(7,012,544)	$(53,260,426)	13,123,353

Issuance of common stock under equity incentive plan	68,889	69	147,231	—	—	—	147,300
Deferred compensation amortization	—	—	—	—	227,078	—	227,078
Purchase of treasury stock	—	—	—	(956,134)	—	—	(956,134)
Net (loss) for the period	—	—	—	—	—	(1,050,806)	(1,050,806)

Balance at March 31, 2018	16,943,124	$186,368	$74,188,314	$(1,787,193)	$(6,785,466)	$(54,311,232)	$11,490,791

Issuance of common stock under equity incentive plan	28,223	28	74,319	—	—	—	74,347
Issuance of common stock, employees, restricted	100,000	100	179,900	—	(180,000)	—	—
Issuance of common stock, restricted	5,000	5	7,906	—	—	—	7,911
Deferred compensation amortization	—	—	—	—	229,655	—	229,655
Reversal of deferred compensation that did not vest	(6,667)	(1,000)	(16,000)	—	11,475	—	(5,525)
Purchase of treasury stock	—	—	—	(2,942)	—	—	(2,942)
Net (loss) for the quarter	—	—	—	—	—	(1,035,438)	(1,035,438)

Balance at June 30, 2018	17,069,680	$185,501	$74,434,439	$(1,790,135)	$(6,724,336)	$(55,346,670)	$10,758,799

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 27, 2019. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $150,000 and $20,000 at June 30, 2019 and December 31, 2018, respectively.
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
The reconciliation of cash and cash equivalents to cash, cash equivalents and merchant reserves is as follows for each period presented:

	June 30, 2019	June 30, 2018

Beginning cash, cash equivalents and merchant reserves:
Cash and cash equivalents	2,695,177	4,800,554
Merchant reserves	12,645,803	14,977,468
Total	$15,340,980	$19,778,022

Ending cash, cash equivalents and merchant reserves:
Cash and cash equivalents	3,276,511	2,722,357
Merchant reserves	11,074,891	14,782,305
Total	$14,351,402	$17,504,662

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $62,000 and $55,212 at June 30, 2019 and December 31, 2018, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended June 30, 2019 and June 30, 2018, the Company capitalized $238,248 and $66,705, respectively of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2018 or during the three months ended June 30, 2019. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2019 and December 31, 2018, the Company’s reserve for processing losses was $440,153 and $374,153, respectively.

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

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three and six month periods ended June 30, 2019, operating lease expense totaled $119,435 and $278,057, compared to $123,115 and $211,089 for the three and six month periods ended June 30, 2018, respectively.

Maturities of lease liabilities are as follows at June 30, 2019.

June 30, 2019
Operating Leases
2019 (Remaining 6 months)	$186,396
2020	356,184
2021	343,424
2022	351,334
2023	357,695
Thereafter	1,825,929
Total minimum lease payments	3,420,962
Less imputed interest	(654,347)
Total lease liabilities	$2,766,615

Note 3. Note Receivable

Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to the Company. On September 4, 2018, the Company filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel to represent the Company in collecting on the judgment. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. We our unsure if any equity exists for us to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale and Mercury is aware that we have a valid lien in place on the property.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable for the periods from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel in Colorado, the loss reserve was reduced to $36,250 from December 31, 2018 through June 30, 2019 reflecting a "more likely than not" recognition threshold.

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	June 30, 2019	December 31, 2018

Accrued commissions	$289,878	$243,317
Reserve for merchant losses	440,153	374,153
Other accrued expenses	721,158	582,720
Accrued taxes	52,003	80,888
Accrued salaries	90,632	107,118
Total accrued expenses	$1,593,824	$1,388,196

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the three and six months ended June 30, 2019 was $8,985 and $17,979, respectively. There were no stock warrants issued as of June 30, 2018.

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

Note 6. Net (Loss) Per Share
Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and six months aended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic and diluted (loss) per share, net income (loss) available to common shareholders	(1,275,611)	(1,035,438)	(2,348,500)	(2,086,244)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	13,041,799	12,075,580	12,831,828	12,124,538
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	13,041,799	12,075,580	12,831,828	12,124,538
Basic (loss) per common share	$(0.10)	$(0.09)	(0.18)	(0.17)
Diluted (loss) per common share and common share equivalent	$(0.10)	$(0.09)	(0.18)	(0.17)
The awards and options to purchase shares of common stock that were outstanding at June 30, 2019 and June 30, 2018 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2019	2018
Anti-dilutive awards and options	3,874,139	3,846,141

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

Note 8. Related Party Transactions
Louis Hoch
During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company purchased a total of $2,588 and $9,476, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch
During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company received $4,086 and $26,709, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner in Lush Rooftop.

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company received $9,688 and $4,525 in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of the Company's Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner in BLVD Bar and Lounge.

Directors and Officers

On January 6, 2019, the Company repurchased 11,860 shares of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

On January 8, 2018 and January 9, 2018, the Company repurchased 397,845 shares of common stock for $956,128 in a private transaction at the closing prices on January 8, 2018 and January 9, 2018 from officers, employees and director's to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. In particular, the Company repurchased the following shares from Named Executive Officers and directors:

•	Michael Long (Chairman of the Board): 158,476 shares valued at $2.40 per share or total of $380,342;

•	Louis Hoch (President and Chief Executive Officer): 158,476 shares valued at $2.40 per share or total of $380,342; and

•	Tom Jewell (Chief Financial Officer): 13,060 shares valued at $2.50 per share or total of $32,650.

Note 9. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. We our unsure if any equity exists for us to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale and Mercury is aware that we have a valid lien in place on the property.

There are no assurances that the Company will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, we recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through June 30, 2019 reflecting a "more likely than not" recognition threshold.

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

Name Change

Effective on June 26, 2019 we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc.

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

During the second quarter of 2019, the volume of credit card transactions processed increased by 8% versus the second quarter of 2018.  The amount of credit card dollars processed during the second quarter of 2019 increased by 13% compared to the same time period in 2018. Both credit card dollars processed, and credit card transaction counts were the highest in our history with the increase primarily attributable to the success of our growth initiatives, particularly our card processing with the Integrated Payments (Payment Facilitation) segment due to increased penetration of the healthcare industry.
ACH (eCheck) transaction volumes during the second quarter of 2019 increased by 14% compared to the second quarter of 2018. Returned check transactions processed during the second quarter of 2019 increased 4% compared to the second quarter of 2018.
Prepaid card load volume during the second quarter of 2019 increased by 95% compared to the second quarter of 2018. Prepaid card transaction volume during the second quarter of 2019 increased by 74% compared to the second quarter of 2018.
Total dollars processed for the second quarter of 2019 exceeded $876 million compared to $821 million in the second quarter of 2018.
We reported a net loss of $1.3 million and $2.3 million for the three and six months ended June 30, 2019 compared to a net loss of $1.0 million and $2.1 million for the three and six months ended June 30, 2018.
For the third quarter of 2019, we anticipate revenue increases in our ACH and returned check revenues. We also expect to drive incremental revenues in our PayFac integrated payments and prepaid growth initiatives. We expect to see increases in the number of contracted merchant customers, for whom we provide processing for credit and debit card transactions, and we expect to add new clients from our sales pipeline, which we believe will create increased transaction volumes. We believe our prepaid credit card transactions should continue to gain traction.
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

Revenues for the quarter ended June 30, 2019 increased 13.9% to $7.2 million, as compared to $6.3 million for the quarter ended June 30, 2018. Revenues for the six months ended June 30, 2019 increased 13.3% to $13.7 million as compared to $12.1 million for the six months ended June 30, 2018. The revenue increases came from our ACH, credit card and prepaid portfolios.
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
Cost of services increased 12.6% to $5.6 million for the quarter ended June 30, 2019, as compared to $5.0 million for the same period in the prior year. Cost of services increased 13.7% to $10.8 million for the six months ended June 30, 2019 as compared to $9.5 million for the six months ended June 30, 2018. The increases in the three and six periods ended June 30, 2019, as compared to the same period in the prior year, was primarily due to the increased volumes and higher referral fee arrangements with agents and partners.
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased 18.7% to $1,565,845 for the quarter ended June 30, 2019, as compared to $1,319,615 for the same period in the prior year. Gross profit increased 12.0% to $2,901,576 for the six months ended June 30, 2019 as compared to $2,590,522 for the six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019, as compared to the same period in the prior year, was due primarily to growth in our highly profitable ACH business.
Stock-based Compensation
Stock-based compensation expenses were $356,103 and $298,477 for the quarters ended June 30, 2019 and 2018, respectively. Stock-based compensation expenses were $639,511 and $672,855 for the six months ended June 30, 2019 and 2018, respectively.

Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased 23.5% to $2.0 million for the quarter ended June 30, 2019, as compared to $1.6 million for the same period in the prior year. Other selling, general and administrative expenses increased 17.4% to $3.6 million for the six months ended June 30, 2019, as compared to $3.1 million for the same period in the prior year. The increase in other selling, general and administrative expenses for the three and six months ended June 30, 2019, as compared to the same period in the prior year, was primarily attributable to incremental investments in our Prepaid and integrated payments growth initiatives.
Depreciation and Amortization
Depreciation and amortization totaled $0.5 million for the quarters ended June 30, 2019 and June 30, 2018 and $1.0 million and $0.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Other Income (Expense)
Other income was $22,196 for the quarter ended June 30, 2019 compared to income of $14,976 for the quarter ended June 30, 2018 and $45,271 and $24,955 for the six months ended June 30, 2019 and June 30, 2018, respectively.
Net Loss
We reported a net loss of $1,275,611 for the quarter ended June 30, 2019, as compared to a net loss of $1,035,438 for the same period in the prior year and a net loss of $2,348,500 and $2,086,244 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Liquidity and Capital Resources

At June 30, 2019, we had $3.3 million of cash and cash equivalents, as compared to $2.7 million of cash and cash equivalents at December 31, 2018.

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
Cash Flows
We reported a net loss of $1.3 million for the quarter ended June 30, 2019 and a net loss of $1.0 million for the quarter ended June 30, 2018. We reported a net loss of $2.3 million for the six months ended June 30, 2019 and a net loss of $2.1 million for the six months ended June 30, 2018. At June 30, 2019, we have an accumulated deficit of $59.4 million. Additionally, we had working capital of $2.9 million and $2.4 million at June 30, 2019 and December 31, 2018, respectively.
Net cash used by operating activities including merchant reserve funds and net lease assets (only in 2019) was $2.4 million and $0.9 million for the quarters ended June 30, 2019 and June 30, 2018, respectively. Excluding merchant reserves and lease right-of-use assets and liabilities, our cash used by operating activities was $980,879 and $687,306 for the six months ended June 30, 2019 and June 30, 2018, respectively. We continue to invest resources and infrastructure in our prepaid and integrated payments growth initiatives to achieve scale in these business lines.
Net cash used by investing activities was $333,205 and $431,815 for the six months ended June 30, 2019 and June 30, 2018, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.
Net cash generated from financing activities for the six months ended June 30, 2019 was $1.7 million compared to net cash used by financing activities of $1.0 million for the six months ended June 30, 2018. The 2019 cash provided by financing activities was as a result of a public offering which raised $1.8 million in net proceeds in February 2019. In 2018, the net cash used by financing activities represents purchases of certain shares of common stock owned by officers, employees and directors to offset taxes owed primarily related to the vesting of a 10-year stock grant issued in 2008 that vested January 9, 2018. We do not have another large stock grant vesting until October 2022. Until that time, we anticipate that purchases of stock as a part of our buyback program will be limited to the vesting of restricted stock units and will be of a smaller magnitude than the treasury stock purchase in 2018.

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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2019 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to the Company a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. the Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to the Company. On September 4, 2018, the Company filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel to represent the Company in collecting on the judgment. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. We our unsure if any equity exists for us to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale and Mercury is aware that we have a valid lien in place on the property.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through June 30, 2019 reflecting a "more likely than not" recognition threshold.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended June 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2018 were $1,472,284. At June 30, 2019, $1,421,769 is available under the repurchase plan. The program began on November 16, 2016 and will be available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. The program may be used for purchases of stock from employees and directors; and for open-market purchases through a broker. During the three months ended June 30, 2019, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2019	594	$2.47	749,028	$1,448,995
May 1- May 31, 2019	10,199	$2.47	759,227	$1,423,803
June 1 - June 30, 2019	593	$3.43	759,820	$1,421,769
Total	11,386			$1,421,769

On January 6, 2019, we repurchased 11,860 shares of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

On January 8, 2018 and January 9, 2018, we repurchased 397,845 shares of common stock for $956,128 in a private transaction at the closing prices on January 8 and January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases from Michael Long, Chairman of the Board, ($380,342), Louis Hoch, President and Chief Executive Officer, ($380,342), and Tom Jewell, Chief Financial Officer, ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

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

3.4
Articles of Amendment of Restated Articles of Incorporation of Usio, Inc., as amended, effective June 26, 2019 (included as exhibit 3.1 to the Form 8-K filed july 1, 2019, and incorporated herein by reference).

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

10.1	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.41
Independent Director Agreement dated April 1, 2019, by and between Payment Data Systems, Inc. and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

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

USIO, INC

Date: August 14, 2019	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)