Form 10-Q
period 2019-09-30
Usio, Inc.
filed 2019-11-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
[_] Yes [X] No

On November 9, 2019, the number of outstanding shares of the issuer's common stock, par value $0.001 per share, was 16,906,853.

USIO, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
USIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,636,378	$2,159,698
Accounts receivable, net	1,158,851	1,214,355
Settlement processing assets	38,494,805	44,139,861
Prepaid card load assets	725,333	535,479
Prepaid expenses and other	212,952	101,722
Notes receivable, net	108,750	108,750
Current assets before merchant reserves	43,337,069	48,259,865
Merchant reserves	10,201,904	12,645,803
Total current assets	53,538,973	60,905,668

Property and equipment, net	1,743,771	1,932,660

Other assets:
Intangibles, net	2,926,427	3,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,547,803	—
Other assets	333,422	306,757
Total other assets	7,201,652	5,377,184

Total assets	$62,484,396	$68,215,512

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$240,724	$308,178
Accrued expenses	1,214,888	852,717
Operating lease liabilities, current portion	248,056	—
Settlement processing obligations	38,494,805	44,139,861
Prepaid card load obligations	725,333	535,479
Deferred revenues	136,765	20,000
Current liabilities before merchant reserve obligations	41,060,571	45,856,235
Merchant reserve obligations	10,201,904	12,645,803
Total current liabilities	51,262,475	58,502,038

Non-current liabilities:
Operating lease liabilities, non-current portion	2,452,686	—
Deferred rent	—	79,748
Total liabilities	53,715,161	58,581,786

1

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,011,077 and 17,129,680 issued, and 16,901,039 and 16,043,630 outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	186,442	185,561
Additional paid-in capital	76,658,269	74,568,627
Treasury stock, at cost; 1,110,038 and 1,086,050 shares at September 30, 2019 (unaudited) and December 31, 2018, respectively	(1,866,130)	(1,813,546)
Deferred compensation	(5,585,571)	(6,270,675)
Accumulated deficit	(60,623,775)	(57,036,241)
Total stockholders’ equity	8,769,235	9,633,726

Total liabilities and stockholders’ equity	$62,484,396	$68,215,512
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$7,087,732	$6,473,743	$20,833,143	$18,601,283
Cost of services	5,539,314	5,014,603	16,383,149	14,551,621
Gross profit	1,548,418	1,459,140	4,449,994	4,049,662

Selling, general and administrative:
Stock-based compensation	315,259	289,038	954,770	961,893
Other expenses	1,969,877	1,519,793	5,602,171	4,613,720
Depreciation and amortization	491,749	473,225	1,475,291	1,389,164
Total selling, general and administrative expenses	2,776,885	2,282,056	8,032,232	6,964,777

Operating (loss)	(1,228,467)	(822,916)	(3,582,238)	(2,915,115)

Other income and (expense):
Interest income	20,781	23,327	66,475	50,244
Other income (expense)	608	1,423	185	(539)
Other income and (expense), net	21,389	24,750	66,660	49,705

(Loss) before income taxes	(1,207,078)	(798,166)	(3,515,578)	(2,865,410)
Income taxes	31,956	15,000	71,956	34,000

Net (loss)	$(1,239,034)	$(813,166)	$(3,587,534)	$(2,899,410)

Basic (loss) per common share:	$(0.09)	$(0.07)	$(0.28)	$(0.24)
Diluted (loss) per common share:	$(0.09)	$(0.07)	$(0.28)	$(0.24)
Weighted average common shares outstanding
Basic	13,054,962	12,145,323	12,906,206	12,098,828
Diluted	13,054,962	12,145,323	12,906,206	12,098,828
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net (loss)	$(3,587,534)	$(2,899,410)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	725,291	639,164
Amortization	750,000	750,000
Provision for loss on note receivable	—	72,500
Non-cash stock based compensation	954,770	961,893
Issuance of stock to consultant for services	—	7,911
Amortization of warrant costs	26,955	—
Changes in current assets and current liabilities:
Accounts receivable	55,504	(177,808)
Prepaid expenses and other	(111,230)	(2,385)
Operating lease right-of-use assets	(2,547,803)	—
Other assets	(26,665)	(146,194)
Accounts payable and accrued expenses	294,717	(45,444)
Operating lease liabilities	2,700,742	—
Prepaid card load obligations	189,854	207,659
Merchant reserves	(2,443,899)	(1,374,906)
Deferred revenue	116,765	35,000
Deferred rent	(79,748)	58,457
Net cash (used) by operating activities	(2,982,281)	(1,913,563)

Investing activities:
Purchases of property and equipment	(536,405)	(584,198)
Notes receivable	—	5,000
Net cash (used) by investing activities	(536,405)	(579,198)

Financing activities:
Proceeds from public offering, net of expenses	1,793,905	—
Purchases of treasury stock	(52,584)	(966,383)
Net cash provided (used) by financing activities	1,741,321	(966,383)

Change in cash, cash equivalents, prepaid card load assets and merchant reserves	(1,777,365)	(3,459,144)
Cash, cash equivalents, prepaid card load assets and merchant reserves, beginning of period	15,340,980	19,778,022

Cash, Cash Equivalents, Prepaid Card Load Assets and Merchant Reserves, End of Period	$13,563,615	$16,318,878

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$—	$—
Income taxes	82,206	49,000
See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

Issuance of common stock under equity incentive plan	53,445	53	133,462	—	—	—	133,515
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	222,585	—	222,585
Reversal of deferred compensation that did not vest	(6,000)	(6)	(13,254)	—	13,260	—	—
Purchase of treasury stock	—	—	—	(28,693)	—	—	(28,693)
Net (loss) for the period	—	—	—	—	—	(1,275,611)	(1,275,611)

Balance at June 30, 2019	18,008,577	$186,439	$76,558,492	$(1,864,061)	$(5,810,035)	$(59,384,741)	$9,686,094

Issuance of common stock under equity incentive plan	2,500	3	92,483	—	—	—	92,486
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,464	—	224,464
Reversal of deferred compensation that did not vest	—	—	(1,691)	—	—	—	(1,691)
Purchase of treasury stock	—	—	—	(2,069)	—	—	(2,069)

Net (loss) for the period	—	—	—	—	—	(1,239,034)	(1,239,034)

Balance at September 30, 2019	18,011,077	$186,442	$76,658,269	$(1,866,130)	$(5,585,571)	$(60,623,775)	$8,769,235

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)	$(7,012,544)	$(53,260,426)	$13,123,353
Issuance of common stock under equity incentive plan	68,889	69	147,231	—	—	—	147,300
Deferred compensation amortization	—	—	—	—	227,078	—	227,078
Purchase of treasury stock	—	—	—	(956,134)	—	—	(956,134)
Net (loss) for the period	—	—	—	—	—	(1,050,806)	(1,050,806)

Balance at March 31, 2018	16,943,124	$186,368	$74,188,314	$(1,787,193)	$(6,785,466)	$(54,311,232)	$11,490,791

Issuance of common stock under equity incentive plan	28,223	28	74,319	—	—	—	74,347
Issuance of common stock, employees, restricted	100,000	100	179,900	—	(180,000)	—	—
Issuance of common stock, restricted	5,000	5	7,906	—	—	—	7,911
Deferred compensation amortization	—	—	—	—	229,655	—	229,655
Reversal of deferred compensation that did not vest	(6,667)	(1,000)	(16,000)	—	11,475	—	(5,525)
Purchase of treasury stock	—	—	—	(2,942)	—	—	(2,942)
Net (loss) for the period	—	—	—	—	—	(1,035,438)	(1,035,438)

Balance at June 30, 2018	17,069,680	$185,501	$74,434,439	$(1,790,135)	$(6,724,336)	$(55,346,670)	$10,758,799

Issuance of common stock under equity incentive plan	10,500	11	70,021	—	—	—	70,032
Deferred compensation amortization	—	—	—	—	219,006	—	219,006
Reversal of deferred compensation that did not vest	(60,000)	(65)	(132,530)	—	132,595	—	—
Purchase of treasury stock	—	—	—	(7,307)	—	—	(7,307)
Net (loss) for the period	—	—	—	—	—	(813,166)	(813,166)

Balance at September 30, 2018	17,020,180	$185,447	$74,371,930	$(1,797,442)	$(6,372,735)	$(56,159,836)	$10,227,364

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

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $136,765 and $20,000 at September 30, 2019 and December 31, 2018, respectively.
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
Prepaid Card Load Assets: The Company maintains pre-funding accounts for our customers to facilitate prepaid card loads as initiated by our customer. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability.
The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets and merchant reserves is as follows for each period presented:

	September 30, 2019	September 30, 2018

Beginning cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,159,698	$4,611,877
Prepaid card load assets	535,479	188,677
Merchant reserves	12,645,803	14,977,468
Total	$15,340,980	$19,778,022

Ending cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,636,378	2,319,980
Prepaid card load assets	725,333	396,336
Merchant reserves	10,201,904	13,602,562
Total	$13,563,615	$16,318,878

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $58,500 and $55,212 at September 30, 2019 and December 31, 2018, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended September 30, 2019 and September 30, 2018, the Company capitalized $147,459 and $163,888, respectively of such costs.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2018 or during the three and nine months ended September 30, 2019. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2019 and December 31, 2018, the Company’s reserve for processing losses was $475,302 and $374,153, respectively.

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standards is effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has adopted the provisions of this new standard beginning January 1, 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The customers of the Company contract with the Company for all credit card processing services: including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obligor in the contractual relationship with its customers and therefore, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process remains intact, and the Company will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies arerequired to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents, prepaid card load assets and merchant reserves.

Operating Leases Right-of use Assets and Operating Lease Liabilities: In February 2016, the FASB issued, "Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Similar to previous guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for the Company on January 1, 2019. As a lessee, this standard primarily impacted the Company's accounting for leased facilities and office equipment, for which the Company recognized right of use assets of $2,688,412 and a corresponding lease liability of $2,775,259 on the Company's consolidated balance sheet on January 1, 2019.

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

If the Company determines that an arrangement is or contains a lease, the Company recognizes a right-of-use (ROU) asset and lease liability at the commencement date of the lease. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation which expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods or services from both non-employees and employees. The guidance is effective for the Company for all fiscal years beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019. The adoption of the new standard did not result in a change to the previously presented financial statements.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to the Consolidated Balance Sheet for the year ended December 31, 2018 to identify prepaid card load assets totaling $535,479, previously reported in cash and cash equivalents, and the related prepaid card load obligations previously reported in accrued expenses. This change in classification does not affect previously reported total assets and liabilities in the Consolidated Balance Sheet, results of operations in the Consolidated Income Statement, and cash activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2018.

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three and nine month periods ended September 30, 2019, operating lease expenses totaled $119,435 and $342,392, compared to $123,115 and $318,069 for the three and nine month periods ended September 30, 2018, respectively.

Maturities of lease liabilities are as follows at September 30, 2019.

September 30, 2019
Operating Leases
2019 (Remaining 3 months)	$95,276
2020	356,184
2021	343,424
2022	351,334
2023	357,695
Thereafter	1,825,929
Total minimum lease payments	3,329,842
Less imputed interest	(629,100)
Total lease liabilities	$2,700,742

Note 3. Note Receivable

Under a loan and security agreement dated February 2, 2016, the Company loaned the principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full to the Company. On September 4, 2018, the Company filed suit against Mercury Investment Partners in Bexar County District Court. The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel to represent the Company in collecting on the judgment. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. The Company is unsure if any equity exists which would allow the Company to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale though Mercury is aware the Company has a valid lien in place on the property.

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and the “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable for the periods from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel in Colorado, the loss reserve was reduced to $36,250 from December 31, 2018 through September 30, 2019, reflecting a "more likely than not" recognition threshold.

Note 4. Accrued Expenses
Accrued expenses consisted of the following balances:

	September 30, 2019	December 31, 2018

Accrued commissions	$387,767	$243,317
Reserve for merchant losses	475,302	374,153
Other accrued expenses	72,965	582,720
Accrued taxes	75,841	80,888
Accrued salaries	203,013	107,118
Total accrued expenses	$1,214,888	$1,388,196

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the three and nine months ended September 30, 2019 was $8,985 and $26,955, respectively.

On February 14, 2019, the Company entered into a placement agency agreement with Maxim Group LLC for the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. The Company agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering as well as legal fees and expenses of up to $40,000. The net proceeds to us from the public offering were $1.8 million, after deducting the offering expenses and fees payable by us. The Company is using the net proceeds for general corporate purposes and working capital.

Note 6. Net (Loss) Per Share
Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	(1,239,034)	(813,166)	(3,587,534)	(2,899,410)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	13,054,962	12,145,323	12,906,206	12,098,828
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	13,054,962	12,145,323	12,906,206	12,098,828
Basic (loss) per common share	$(0.09)	$(0.07)	(0.28)	(0.24)
Diluted (loss) per common share and common share equivalent	$(0.09)	$(0.07)	(0.28)	(0.24)
The awards and options to purchase shares of common stock that were outstanding at September 30, 2019 and September 30, 2018 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2019	2018
Anti-dilutive awards and options	3,872,386	3,846,141

Note 7. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax basis of assets and liabilities, and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold should be recognized. Goodwill is amortized over 15 years for tax purposes.

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $8.9 million to reduce the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

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

Note 8. Related Party Transactions
Louis Hoch
During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company purchased a total of $11,700 and $9,476, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch
During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company received $7,057 and $26,709, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of the Company’s Board of Directors, is an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, is also a minority owner of Lush Rooftop.

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company received $19,904 and $4,525, respectively, in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of the Company's Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner of BLVD Bar and Lounge.

Directors and Officers

On January 6, 2019, the Company repurchased 11,860 shares of common stock at a closing price of $1.84 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

On January 8, 2018 and January 9, 2018, the Company repurchased 397,845 shares of common stock for $956,128 in a series of private transaction at the closing prices on January 8, 2018 and January 9, 2018 from officers, employees and director's to cover the respective employees', officers' and directors' share of taxes for shares that vested on that day, as approved by the Audit Committee and the Board of Directors on the same day, with the respective officers and directors recusing themselves. In particular, the Company repurchased the following shares from Named Executive Officers and directors:

•	Michael Long (Chairman of the Board): 158,476 shares valued at $2.40 per share or total of $380,342;

•	Louis Hoch (President and Chief Executive Officer): 158,476 shares valued at $2.40 per share or total of $380,342; and

•	Tom Jewell (Chief Financial Officer): 13,060 shares valued at $2.50 per share or total of $32,650.

Note 9. Legal Proceedings
Under a loan and security agreement dated February 2, 2016, the Company loaned a principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, the Company entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC. Pursuant to the note purchase and settlement agreement, Mercury Investment Partners agreed to purchase the note and the rights secured by the security agreement with all rights and obligations and to pay to us a sum of $200,000 in three installments. The first installment of $50,000 was paid on December 7, 2017. The second installment of $50,000 was due on April 30, 2018, and the remaining amount of $100,000 was due on October 31, 2018. In return, the Company agreed to waive all interest due and payable under the terms of the C2Go loan. Mercury Investment Partners has not paid the amount due April 30, 2018 or the amount due on October 31, 2018. The Company issued a letter of default. The Company agreed to extend the due date of the $50,000 payment due April 30, 2018 to May 16, 2018. $5,000 of the $50,000 due was received on July 5, 2018. On or about August 14, 2018, a notice of default was sent to Mercury Investment Partners. Mercury Investment Partners did not respond to the letter or make payment in full. On September 4, 2018, FiCentive filed suit against Mercury Investment Partners in Bexar County District Court. The court granted a default judgment against Mercury Investment Partners on December 21, 2018. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. The Company is unsure if any equity exists which would allow the Company to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale though Mercury is aware the Company has a valid lien in place on the property.

There are no assurances that the Company will be able to recover the remaining $145,000 principal, and there are no assurances there will be any assets for the Company to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and the “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through September 30, 2019 reflecting a "more likely than not" recognition threshold.

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

Note 10: Subsequent Event

On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three year duration. The new buyback program terminates on the earliest of September 30, 2022, the date all funds have been exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The Board of Directors ratified share purchases between September 29, 2019 and November 7, 2019 and such share repurchases count against the newly approved dollar limit.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS DISCLAIMER
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Name Change

Effective on June 26, 2019 we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, PINless debit, prepaid card and debit card-based processing services. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, to manage allowances, and to share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™ and Samsung Pay™.

During the third quarter of 2019, the volume of credit card transactions processed increased by 8% versus the third quarter of 2018.  The amount of credit card dollars processed during the third quarter of 2019 increased by 12% compared to the same time period in 2018. Both credit card dollars processed, and credit card transaction counts were the highest in our history with the increase primarily attributable to the success of our growth initiatives, particularly our card processing with the Integrated Payments (Payment Facilitation) segment due to increased penetration of the healthcare industry.
ACH (eCheck) transaction volumes during the third quarter of 2019 increased by 4% compared to the third quarter of 2018. Returned check transactions processed during the third quarter of 2019 decreased 9% compared to the third quarter of 2018.
Prepaid card load volume during the third quarter of 2019 increased by 100% compared to the third quarter of 2018. Prepaid card transaction volumes during the third quarter of 2019 increased by 106% compared to the third quarter of 2018.
Total dollars processed for the third quarter of 2019 exceeded $915 million compared to $885 million in the third quarter of 2018.
We reported a net loss of $1.2 million and $3.6 million for the three and nine months ended September 30, 2019 compared to a net loss of $0.8 million and $2.9 million for the three and nine months ended September 30, 2018.

We may incur future operating losses. To regain and sustain profitability, we must, among other things, incrementally grow and maintain our customer base, sell our ACH, credit card and prepaid product offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We continue to invest in our sales force to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators and providing incremental services to existing merchants. In addition to our near term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

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

Revenues for the quarter ended September 30, 2019 increased 9.5% to $7.1 million, as compared to $6.5 million for the quarter ended September 30, 2018. Revenues for the nine months ended September 30, 2019 increased 12.0% to $20.8 million as compared to $18.6 million for the nine months ended September 30, 2018. The revenue increases came from our ACH, credit card and prepaid portfolios.
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
Cost of services increased 10.5% to $5.5 million for the quarter ended September 30, 2019, as compared to $5.0 million for the same period in the prior year. Cost of services increased 12.6% to $16.4 million for the nine months ended September 30, 2019 as compared to $14.6 million for the nine months ended September 30, 2018. The increases in the three and nine month periods ended September 30, 2019, as compared to the same periods in the prior year, were primarily due to the increased credit card and prepaid transaction costs and higher referral fee arrangements with agents and partners..
Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased 6.1% to $1.55 million for the quarter ended September 30, 2019, as compared to $1.46 million for the same period in the prior year. Gross profit increased 9.9% to $4.4 million for the nine months ended September 30, 2019 as compared to $4.0 million for the nine months ended September 30, 2018. The increases in gross profit for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year, was primarily driven by gains in profitability in from our higher margin ACH business.
Stock-based Compensation
Stock-based compensation expenses were relatively unchanged at $315,259 and $289,038 for the quarters ended September 30, 2019 and 2018, respectively and $954,770 and $961,893 for the nine months ended September 30, 2019 and 2018, respectively.

Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased 29.6% to $2.0 million for the quarter ended September 30, 2019, as compared to $1.5 million for the same period in the prior year. Other selling, general and administrative expenses increased 21.4% to $5.6 million for the nine months ended September 30, 2019, as compared to $4.6 million for the same period in the prior year. The increase in other selling, general and administrative expenses for the three and nine months ended September 30, 2019, as compared to the same period in the prior year, was primarily attributable to incremental investments in our Prepaid and PayFac integrated payments growth initiatives.
Depreciation and Amortization
Depreciation and amortization totaled $0.5 million for the quarters ended September 30, 2019 and September 30, 2018 and $1.5 million and $1.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The major driver of depreciation and amortization expenses are the amortization of intangibles related to the acquisition of the prepaid business in December 2014 and the 2017 acquisition of Singular Payments.
Other Income (Expense)
Other income was $21,389 for the quarter ended September 30, 2019 compared to other income of $24,750 for the quarter ended September 30, 2018 and $66,660 and $49,705 for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Net Loss
We reported a net loss of $1,239,034 for the quarter ended September 30, 2019, as compared to a net loss of $813,166 for the same period in the prior year and a net loss of $3,587,534 and $2,899,410 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Liquidity and Capital Resources

At September 30, 2019, we had $2.6 million of cash and cash equivalents, as compared to $2.2 million of cash and cash equivalents at December 31, 2018.

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
Cash Flows
We reported a net loss of $1.2 million for the quarter ended September 30, 2019 and a net loss of $0.8 million for the quarter ended September 30, 2018. We reported a net loss of $3.6 million for the nine months ended September 30, 2019 and a net loss of $2.9 million for the nine months ended September 30, 2018. At September 30, 2019, we had an accumulated deficit of $60.6 million. Additionally, we had working capital of $2.3 million and $2.4 million at September 30, 2019 and December 31, 2018, respectively.
Net cash used by operating activities including merchant reserve funds, prepaid card load assets and net lease assets (only in 2019) was $3.0 million and $1.9 million for the quarter ended September 30, 2019 and September 30, 2018, respectively. Excluding merchant reserves, prepaid card load assets and lease right-of-use assets and liabilities, our cash used by operating activities was $881,175 and $746,316 for the nine months ended September 30, 2019 and September 30, 2018, respectively. We continue to invest resources and infrastructure in our prepaid and PayFac integrated payments growth initiatives to achieve scale in these business lines.
Net cash used by investing activities was $536,405 and $579,198 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.
Net cash generated from financing activities for the nine months ended September 30, 2019 was $1.7 million compared to net cash used by financing activities of $1.0 million for the nine months ended September 30, 2018. The 2019 net cash provided by financing activities was primarily the result of a public offering which raised $1.8 million in net proceeds in February 2019. In 2018, the net cash used by financing activities represents purchases of certain shares of common stock owned by officers, employees and directors to offset taxes owed primarily related to the vesting of a 10-year stock grant issued in 2008 that vested January 9,

2018. We do not have another large stock grant vesting until October 2022. Until that time, we anticipate that purchases of stock as a part of our buyback program will be limited to the vesting of restricted stock units and will be of a smaller magnitude than the treasury stock purchase in 2018.
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
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2019 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The default judgment against Mercury Investment Partners was granted on December 21, 2018. The Company retained the services of legal counsel to represent the Company in collecting on the judgment. Counsel has domesticated the Texas judgment and the Company was issued a lien on a property owned by Mercury that is valued over $1.0 million by the court. We are unsure if any equity exists for us which would allow the Company to potentially recover the funds owed. On or about June 7, 2019, Mercury Investment Partners was served a subpoena to produce certain documents on July 3, 2019 in Colorado. A representative of Mercury Investment Partners did not appear in court on the assigned date and time. Subsequently, Mercury placed the property up for sale though Mercury is aware that we have a valid lien in place on the property.
There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances that there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. Due to the uncertainty of the situation and the “more likely than not” recognition threshold, the Company recorded a $72,500 loss reserve on the note receivable from June 30, 2018 through September 30, 2018. Given the granting of the default judgment in Texas and the steps underway by legal counsel to domesticate the Texas judgment, the loss reserve has been reduced to $36,250 from December 31, 2018 through September 30, 2019 reflecting a "more likely than not" recognition threshold.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended September 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The funds available at December 31, 2018 were $1,472,284. The program began on November 16, 2016 and was available until all funds are exhausted, or September 29, 2019, unless terminated earlier by us. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for the purchase of stock from employees and directors; and for open-market purchases through a broker. During the three months ended September 30, 2019, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 1 - August 31, 2019	742	$2.79	760,562	$1,419,701
Total	742			$1,419,701

Subsequent Event

On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three year duration. The new buyback program terminates on the earliest of September 30, 2022, the date all funds have been exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The Board of Directors ratified share purchases between September 29, 2019 and November 7, 2019 and such share repurchases count against the newly approved dollar limit.

On January 6, 2019, we repurchased 11,860 shares of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

On January 8, 2018 and January 9, 2018, we repurchased 397,845 shares of common stock for $956,128 in a series of private transactions at the closing prices on January 8 and January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recusing themselves. The share buyback included share purchases from Michael Long, Chairman of the Board, ($380,342), Louis Hoch, President and Chief Executive Officer, ($380,342), and Tom Jewell, Chief Financial Officer, ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

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

USIO, INC

Date: November 14, 2019	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)