Form 10-K
period 2019-12-31
Usio, Inc.
filed 2020-03-30
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File No. 000-30152

USIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0190072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Paesanos Parkway, Suite 300, San Antonio, TX	78231
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (210) 249-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name on each exchange on which registered
Common stock, par value $0.001 per share	USIO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2019, was $34,000,000 based on 9,838,210 shares of the registrant’s common stock held by non-affiliates on June 29, 2019 at the closing price of $3.46 per share as reported on the Nasdaq Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 18, 2020, the number of outstanding shares of the registrant's common stock was 17,140,876.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 Annual Meeting of Stockholders.

Usio, Inc.

FORM 10-K
For the Year Ended December 31, 2019

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

PART I

ITEM 1. BUSINESS.

General

Usio, Inc. was founded under the name Billserv.com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26,2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principle offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100. Our website is located at www.usio.com. Information contained on our website does not constitute part of this prospectus.

We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We offer customizable prepaid cards companies use for expense management, incentives, refunds, claims and disbursements, unique forms of compensation like per diems, and more. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Usio Card platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our over 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

Through our new PayFac-in-a-Box technology we offer a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

Usio, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail. E-checks are processed using the ACH network. We are one of seven companies that hold the prestigious NACHA certification for Third-Party Senders, and were only the second company to receive the certification.

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

Our strategy is to drive growth through a leveraged, one to many, distribution model in the software development marketplace. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as healthcare, property management, utilities and insurance verticals. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

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

Usio Card: Through our December 2014 acquisition of the assets of Akimbo Financial, Inc., we also added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform including cardholder web and mobile applications. These cardholder web and mobile applications have been fully integrated into FiCentive’s prepaid card core processor, and now support all program types and brands offered by FiCentive and its clients.

Singular Payments: On September 1, 2017, we acquired Singular Payments, LLC, a Fintech payments provider that relies upon innovative technology to process payments for merchants in healthcare and other niche markets nationwide. Singular Payments is primarily focused on custom software integrations of their flat rate payment processing offerings and their proprietary, simple-to-use electronic bill payment presentment and payment platform that allows merchants to streamline the costly and labor-intensive process of invoicing and collections. Through the Singular Payments acquisition, we acquired an existing portfolio of customers with a significant revenue stream and a talented sales force with significant experience in the credit card industry.

Our websites are www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.zbill.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the 2019 Federal Reserve Payments Study (issued every three years), the estimated number of non-cash payments continue to increase at accelerated rates.

-
The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 174.2 billion in 2018, an increase of 30.6 billion from 2015. The value of these payments totaled $97.04 trillion in 2018, an increase of $10.25 trillion from 2015.

-	ACH payments exhibited accelerating growth, increasing 6.0% by number and 7.2% by value from 2015 to 2018.

-
In 2018, for the first time, the number of ACH payments (16.6 billion) exceeded the number of check payments (14.5 billion). In 2000, in contrast, the number of ACH payments was 2.1 billion compared to 42.6 billion check payments.

-	Card payments continued to show robust growth from 2015 to 2018, collectively increasing 8.9% per year by number and 8.6% by value up from the 6.8% yearly rate of increase in the 2012 to 2015.

-
Since 2015, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 29.7 billion to reach 131.2 billion payments by number and increased $1.56 trillion to reach $7.08 trillion by value in 2018.

-
Within card payments, there was a surge in prepaid and non-prepaid debit card payments by number relative to credit card payments from 2015 to 2018, a change from previous reporting periods. Prepaid debit card payments had the highest growth rate, by number, at 10.5%, compared with 8.7% for non-prepaid debit card payments and 9.3% for credit card payments from 2015 to 2018.

-
Remote payments continued to grow as a share of total general-purpose card payments. The number of remote payments increased 20.5% from 2015 to 2018, compared with in-person payments, which grew 5.8%. Over the same period, the value of remote payments increased 14.4%, compared to in-person payments, which increased 4.0%.

-	Chip authenticated payments accounted for more than half of the value of in-person general-purpose card payments in 2018, compared with 2.0% in 2015.

Figure 1 (below) illustrates the overall growth in key non-cash metrics since the Federal Reserve Payments Study was first reported for the year 2000 and reflects the acceleration of growth in recent years.

Note: All estimates are on a triennial basis. Card payments are also estimated for 2016 and 2017. Card payments include general-purpose and private-label versions. Prepaid debit card payments include general-purpose, private-label, and electronic benefits transfer (EBT) versions. Estimates for prepaid debit card payments are not displayed for 2000 and 2003 because only EBT was collected.

Source: 2019 Federal Reserve Payments Study

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive. We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, and widespread adoption of the Internet. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments like Apple Pay®, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the Internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2019 were estimated at $601.7 billion, an increase of approximately 14.9% from 2018.

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

In 2019, our platform expanded to include remotely created check, or RCC, processing.  An RCC is a digital image of a paper item originated with proper authorization from consumer checking account information held on file, but without the consumer's original signature.  Our RCC gateway allows our merchants to automate billing, payment acceptance and customer management.  In addition, it provides visibility into the status of payments and accelerates cash flow.  Merchants and lenders with high return rates can utilize remotely created checks as an ACH alternative.  It reduces the chances of fraud by validating account information upfront and is compliant with the Uniform Commercial Code, Regulation CC, Regulation J and the Check 21 Act.

Largely due to our NACHA certification, Usio obtained a sponsoring bank and implemented a direct connection into the FedACH system.  This connection allows us to lower overall processing costs, offer later cut off times, speed up the boarding process for merchants, and increase oversight into our ACH processing traffic.

We will continue to enhance our service offerings to meet customer demands as they arise.

Prepaid and Incentive Card Issuance. We also provide a variety of prepaid and incentive card issuance services and operate a prepaid core processing platform. We are a program manager and have card issuance agreements with Sunrise Banks, N.A. and Metropolitan Commercial Bank. We develop and manage a variety of prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general disbursement and corporate expense cards, primarily on behalf of our corporate clients. We exclusively issue Mastercard branded cards currently, but our platform also supports the issuance of Visa and Discover branded card programs. In addition, we design, develop and operate feature-rich cardholder web and mobile applications. These web and mobile applications can be branded and customized by corporate clients. In addition, our clients can also brand or white-label physical cards and card package materials, as well as digital cards stored in popular mobile wallets. Clients can order and load virtual and physical cards in bulk using a batch processing system available 24 hours a day, 7 days a week through the web or secure file transfer protocol, FTP. There are also more than 75 API endpoints available for direct client integrations. In addition to providing card issuance and money disbursement solutions to corporate clients, we issue general purpose consumer reloadable cards direct to consumers under the Akimbo and Stream card brands. These consumer card programs work as bank account alternatives or companion cards used for household budgets and allowances. Our card issuance platform is integrated to Mastercard’s Digital Enablement Services, or MDES, enabling full control of card provisioning to all popular mobile wallets, including Apple Pay®, Google Pay™ and Samsung Pay™. This integration has allowed our platform to offer several unique features to both cardholders and our corporate clients, including in-app provisioning, customized mobile wallet branding, and the real-time delivery of and access to the digital card prior to the receipt of the corresponding physical card. In general, our proprietary, full-stack card issuance and processing platform provides us with several competitive advantages as compared to other program managers and prepaid card providers. Our platform offers several features unavailable with nearly any other prepaid card processors. In addition, the platform and the current size of our organization enables us to prototype and deploy custom solutions much quicker than the competition. This is highlighted by the fact that several large / Fortune 500 tech and payments companies currently use our platform for research and developments purposes.

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore, we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust, Metropolitan Commercial Bank and TransPecos Banks. We are financially liable for all fees, fines, charge backs and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts decreased slightly to 1,913 customers at December 31, 2019 from 1,958 customers at December 31, 2018. Our customers are consumers geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2019 or 2018.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including Fiserv, Inc., Elavon Inc., WorldPay, Stripe and Square that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium-

sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

Our prepaid card offerings are competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in shorter time frames than our competitors. We also believe that our ten years of prepaid industry experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors. We believe our connectivity and the ability to process via the contact-less networks of Apple Pay®, Samsung Pay™ and Google Pay™ are competitive advantages. We also believe that the Akimbo mobile application technology and advanced card holder websites provide a competitive advantage in securing both consumers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry as a result of the significant barrier in obtaining bank sponsorships for prepaid card program management and an even higher barrier for performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs. We have also secured, among others, domain name registrations for:

•	akim.bo;	•	gogreenmastercard.com;	•	securepds.com;
•	akimbocard.com;	•	innovatewithpurpose.com;	•	secureusio.com;
•	akimbodeals.com;	•	iremotepay.com;	•	singularbillpay.com;
•	akimbodebit.com;	•	iremotepay.net;	•	singularbillpay.net;
•	akimboit.com;	•	iremotepayments.com;	•	singularpayments.biz;
•	akimbonews.com;	•	iremotepayments.net;	•	singularpayments.com;
•	akimbonow.com;	•	itshotcard.com;	•	singularpayments.info;
•	akimboprepaid.com;	•	iwanttopaynow.com;	•	singularpayments.net;
•	bill4u.com;	•	iwp2019.com;	•	singularpayments.org;
•	billdelivery.com;	•	iwp2020.com;	•	stardebit.com;
•	billhelp.com;	•	iwpconference.com;	•	stocktelevision.com;
•	billserv.com;	•	kindhand.com;	•	streamprepaid.com;
•	billx.com;	•	merchantmastercard.com;	•	streamprepaidcard.com;
•	billxpress.com;	•	merchantchamp.com;	•	thatshotcard.com;
•	britneycard.com;	•	merchantchampion.com;	•	usio.com:
•	cardbillpay.com;	•	mipromesa.com;	•	usioach.com:
•	carddeposit.com;	•	myakimbo.com;	•	usioach.info:
•	carmencard.com;	•	nataliecard.com;	•	usioach.net;
•	celeripay.com;	•	nsfdebit.com;	•	usioach.org;
•	celeripay.net;	•	omegabill.com;	•	usiocard.com
•	cityofdawson.net;	•	oneflatratemerchantaccount.com;	•	usiocard.info;
•	clinicpay.com;	•	parishiltoncard.com;	•	usiocard.net;
•	creditcardgateway.com;	•	patientpaytoday.com;	•	usiocard.org;
•	crpds.com;	•	payfacinabox.com;	•	usiogive.com;
•	danicacard.com;	•	paymentdata.com;	•	usiopay.com;
•	debitmax.com;	•	paymentdata.org;	•	usiopay.info;
•	debitpin.com;	•	paymentrecovery.com;	•	usiopay.net;
•	debitservice.com;	•	paymentrecoverysystems.com;	•	usiopay.org;
•	doctorezpay.com;	•	paywithceleri.com;	•	usioprepaid.com;
•	ficentive.com;	•	paywithceleri.net;	•	usioprepaid.info;
•	fotogiftcards.com;	•	pdsadmin.com;	•	usioprepaid.net;
•	getusio.com;	•	pdsnetwork.com;	•	usioprepaid.org;
•	getusio.info;	•	pftapi.com;	•	ybill.com;
•	getusio.net;	•	pftgateway.com;	•	zbill.com;
•	getusio.org;	•	prepaidload.com;
•	givecarmen.com;	•	primacard.com;

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

Employees

As of December 31, 2019, we had 51 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

Available Information

Our website is located at www.usio.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

RISKS RELATED TO OUR BUSINESS

We could experience adverse financial effects due to strain on the global economic environment.

In December 2019, a novel strain of coronavirus, or SARS-CoV-2, emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Several countries, U.S. states, cities and communities have enacted emergency and shelter in place orders which severely limit the movement of people and goods, including shopping and dining. These events and limitations can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Since the future course and duration of the COVID-19 outbreak are unknown, we are currently unable to determine whether the outbreak will have a further negative effect on our results of operation in 2020.

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

Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities. If we must cease or reduce our operating activities, you may lose your entire investment.

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

On September 1, 2017, we acquired Singular Payments, LLC, a Florida limited liability company and credit card processor for a purchase price of $5 million. Through Singular Payments, we acquired new customers and their sales force. The former owner of Singular Payments, Vaden Landers, became our Chief Revenue Officer. We bought an existing portfolio of customers with a significant revenue stream and a sales force with significant experience in the credit card industry. This acquisition increased our ability to grow new revenue streams. The success of the Singular Payments acquisition will continue to depend on our ability to realize the anticipated growth opportunities. We cannot assure you that we will be able to realize the anticipated growth opportunities.

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

We have contractual relationships with Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust and Metropolitan Commercial Bank, which are Originating Depository Financial Institutions, or ODFI, in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Metropolitan Commercial Bank, NABC and Evolve Bank & Trust, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Metropolitan Commercial Bank, Fifth Third Bank, Evolve Bank & Trust and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all four of Fifth Third Bank, Metropolitan Commercial Bank, Evolve Bank & Trust and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

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

We reported a net loss of $5.1 million and $3.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. Including these results, we have an accumulated deficit of $62.2 million at December 31, 2019. Our future operating results are not certain and we may incur future operating losses.

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

We are subject to the privacy requirements of the California Consumer Privacy Act.

The California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA imposes expansive data privacy and data protection requirements for the data of California residents, and provides for significant penalties for non-compliance. The CCPA underwent multiple amendments prior to coming into effect and while enforcement actions may not be brought by the California attorney general until July 1, 2020 it remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to achieve compliance. The CCPA imposes obligations that are new and burdensome, and we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant expenses in an effort to do so. Any failure, real or perceived, by us to comply with evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, could cause our customers unease and materially and adversely affect our business.

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

We depend on Louis A. Hoch, our President, Chief Executive and Chief Operating Officer, and if he ceased to be active in our management, our business may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, marketing, service and related product development and operational personnel, including our President and Chief Executive and Chief Operating Officer, Louis A. Hoch. We entered into an employment agreement with Mr. Hoch in February 2007 and update his agreement as changes are required. The terms of the agreement prohibit the executive from competing with us for a period of two years from the executive’s date of termination. Our business may not be successful if, for any reason, Mr. Hoch ceases to be active in our management.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $147,362 and $28,879, respectively, in 2019 or 2018. We did experience a significant increase in fraud accounts in 2019. We implemented an invite-only platform to reduce the ability of fraudsters to enroll on the platform and create accounts. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Our prepaid cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a prepaid cardholders account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2019, our prepaid cardholders’ overdrawn account balances totaled $5,789.

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

The market for our common stock is highly volatile. In 2019, our stock price fluctuated between $1.56 and $3.82. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

We entered into a lease in San Antonio, Texas commencing on May 1, 2018 for our headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $199,702 and $121,809 for the years ended December 31, 2019 and 2018, respectively.

We also entered into a lease in Nashville, Tennessee commencing on March 1, 2018 for our Nashville based sales organization. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $109,000 to $122,000. Rental expense for the years ended December 31, 2019 and 2018 were $112,108 and $93,424, respectively.

We believe that our new properties will be adequate to meet our needs through December 31, 2020.

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

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2019 and 2018, respectively was $145,000 and $36,250 reflecting a "more likely than not" recognition threshold.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective on June 26, 2019 we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our common stock is listed under the Nasdaq Capital Markets Exchange under the ticker symbol "USIO". Prior to that change, our common stock had been listed on the Nasdaq Capital Markets Exchange under the ticker symbol “PYDS” since August 11, 2015. Prior to that our common stock was quoted on the OTCQB, the OTC market tier for companies that are reporting with the SEC, and on the OTC Bulletin Board, or OTCBB, also under the ticker symbol “PYDS”.

The following table sets forth the high and low trading prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2019
First Quarter	$3.82	$1.67
Second Quarter	$3.57	$2.06
Third Quarter	$3.45	$1.90
Fourth Quarter	$2.38	$1.56
2018
First Quarter	$3.39	$1.43
Second Quarter	$2.09	$1.56
Third Quarter	$2.05	$1.57
Fourth Quarter	$1.90	$1.38

Holders

On March 18, 2020, 17,140,876 shares of our common stock were issued and outstanding. As of March 18, 2020, there were 92 stockholders of record of our common stock.

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

We did not issue any unregistered securities since September 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three year duration. The new buyback program terminates on the earliest of September 30, 2022, the date all funds have been exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The Board of Directors ratified share purchases between September 29, 2019 and November 7, 2019 and such share repurchases count against the newly approved dollar limit. $1,400,678 were available at December 31, 2019 under this program. The following table shows our recent stock purchases under the buyback plan as of December 31, 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2019 to October 31, 2019	1,186	$1.85	761,748	$1,417,806
November 1, 2019 to November 30, 2019	8,355	$2.05	770,103	$1,400,678
Total	9,541			$1,400,678

On January 8 and 9, 2018, the Company repurchased 397,845 shares for $956,128 in a private transaction at the closing price on January 9, 2018 from employees to cover the respective employee's share of taxes for shares that vested on that day, as approved by our Audit Committee and Board of Directors on the same day, with the respective directors recussing themselves. The share buyback included share purchases from Chairman of the Board, Michael Long ($380,342), President and Chief Executive Officer, Louis Hoch ($380,342), and Chief Financial Officer, Tom Jewell ($32,650), as approved by the Audit Committee of the Board of Directors and the Board of Directors as of January 9, 2018.

On January 6, 2019, we repurchased 11,860 shares for $21,822 in a private transaction at the closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer, to cover his share of taxes.

On January 6, 2020, we repurchased 11,860 shares for $20,636 in a private transaction at the closing price on January 6, 2020 of $1.74 per share from Tom Jewell, our Chief Financial Officer, to cover his share of taxes.

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

Overview

Usio, Inc. was founded under the name Billserv Com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26,2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principle offices are located at 3611 Paesanos

Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100. Our website is located at www.usio.com. Information contained on our website does not constitute part of this prospectus.

We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services.

We offer customizable prepaid cards companies use for expense management, incentives, refunds, claims and disbursements, unique forms of compensation like per diems, and more. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

Through our new PayFac-in-a-Box technology we offer a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

We reported a net loss of $5.1 million and $3.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. We have an accumulated deficit of $62.2 million at December 31, 2019.

In 2019, we processed a company record total dollar amount of more than $3.54 billion for all payment types, which increased by 5% compared to our prior year volume of $3.4 billion total dollars processed. ACH or electronic check transaction processing volumes for 2019 increased by 8% compared to 2018. Returned check transactions decreased by 2% in 2019 compared to 2018. Credit card dollars processed in 2019 increased by 12% compared to 2018 and credit card transactions processed for 2019 increased by 10% compared to 2018. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 74% and transaction volume increased by 91%.

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

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

For a summary of critical accounting policies, please refer to the Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. Total revenues for 2019 increased by 12.7% to $28.2 million from $25.0 million in 2018. The key drivers of the revenue growth were gains in our profitable ACH business plus revenue gains in our payment facilitation and prepaid growth initiatives.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $22.3 million and $19.5 million for 2019 and 2018, respectively. Cost of services expenses increased by $2.8 million, or 14.4%, in 2019 as compared to 2018 primarily due to increased credit card and prepaid processing volumes.
Gross Profit
Gross profit is the net profit after deducting the cost of services. Gross profits were $5.9 million and $5.6 million for 2019 and 2018, respectively. Gross profit increased by $0.4 million, or 6.8%, in 2019 as compared to 2018. The key drivers of the profit growth were gains in our profitable ACH business plus profit growth in credit card portfolios.
Stock-based Compensation
 Stock-based compensation expense was consistent year to year at $1.3 million in 2019 and 2018. Our stock-based compensation expenses for 2019 and 2018 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased to $7.7 million in 2019 from $6.2 million in 2018. The increase of $1.5 million, or 23.8% represented incremental investments in people and related expenses associated with our payment facilitation and prepaid growth initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.0 million in 2019 as compared to $1.9 million in 2018. The increase of $0.1 million, or 7.8%, was primarily due to the depreciation of incremental asset purchases and amortization of internal use software projects capitalized.

Other Income

Interest income increased to $81,790 in 2019 from $76,551 in 2018 due to better management of interest-bearing cash balances. Other income (expense) was expense of $32,653 for 2019, as compared to expense of $77 for 2018. The driver of the incremental expense was the disposal of Payment Data Systems fixed assets retired from service as a result of the Company's name change to Usio, Inc.

Income Taxes

Income tax expense was $101,888 in 2019 and $77,780 in 2018. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax.

Net Income (Loss)

We reported a net loss of $5.1 million and $3.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in profitability is primarily related to our incremental investments in our payment facilitation and prepaid growth initiatives.

Liquidity and Capital Resources

At December 31, 2019, we had $2.1 million of cash and cash equivalents, as compared to $2.2 million of cash and cash equivalents at December 31, 2018.

We reported a net loss of $5.1 million and a net loss of $3.8 million for the years ended December 31, 2019 and 2018, respectively. Additionally, we reported working capital of $1.3 million and $2.4 million at December 31, 2019 and 2018, respectively.

On February 14, 2019, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. We agreed to pay Maxim a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to us from the public offering were $1.8 million, after deducting the offering expenses and fees payable by us. The proceeds were used for general corporate purposes and working capital.

Cash Flows

Net cash used by operating activities totaled $3.7 million for 2019 as compared to net cash used by operating activities of $2.8 million in 2018. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash used by operating activities was $1.3 million and $0.8 million for the year ended December 31, 2019 and 2018, respectively. The increase in net cash used by operating activities in 2019 was primarily attributable to higher operating expenses associated with our payment facilitation and prepaid growth initiatives and the resulting incremental net loss for 2019.

Net cash used by investing activities was $0.6 million for 2019 and $0.7 million in 2018. The capital expenditures were relatively consistent during 2019 and 2018 and primarily represented capitalization of internal-use software projects.

Net cash provided from financing activities for 2019 was $1.7 million compared to cash used by financing activities of $1.0 million for 2018. The 2019 cash provided by financing activities was the result of a public offering which raised $1.8 million in net proceeds. On February 14, 2019, the Company entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. The Company agreed to pay Maxim Group, LLC a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to the Company from the public offering were $1.8 million, after deducting the offering expenses and fees payable by the Company. The funds were used for general corporate purposes and working capital. In 2018, the net cash used by financing activities primarily represented purchases of certain shares of common stock owned by officers, employees and directors to offset taxes owed primarily related to the vesting of a 10-year stock grant issued in 2008 that vested on January 9, 2018. We do not have another large stock grant vesting until October 2022. Until that time, we anticipate that purchases of stock as a part of our buyback program will be limited to the vesting of restricted stock units and will be of a smaller magnitude.

Material Trends and Uncertainties
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, and there are many unknowns.
As a result of the spread of COVID-19, economic uncertainties have arisen which could impact our operations. Any potential financial impact is unknown at this time. While we have not seen a large impact to our operations and results in the first quarter of 2020, it is too early to predict how our business may be affected in the future.
The COVID-19 pandemic has caused various business disruptions through mandated and voluntary closings. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of these closings. We are implementing actions as prescribed by government health officials. All of our offices are closed and our employees work remotely. We believe we can continue to operate remotely as needed and continue to assist our customers. We continue to monitor the impact of the COVID-19 outbreak closely.
Because our revenues are affected by processing volumes, we could experience slowing revenues as a result of widespread business closures as mandated by public orders. We have limited exposure to retail, or face-to-face processing, and our ACH and other non-face-to-face processing can continue to operate remotely. We may see an increase in remote payment processing and our credit card business.
Warrants

On August 21, 2018, we issued University Fancards, LLC warrants to purchase 150,000 shares of our common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or 120% of the market price of our common stock on the vesting date of the warrant.

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

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2019 and 2018, respectively was $145,000 and $36,250 reflecting a "more likely than not" recognition threshold.

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

The Board of Directors and Stockholders
Usio, Inc. and Subsidiaries
San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 30, 2020

We have served as the Company's auditor since 2004.

USIO, INC.
CONSOLIDATED BALANCE SHEETS

		December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents		$2,137,580	$2,159,698
Accounts receivable, net		1,274,001	1,214,355
Settlement processing assets		38,906,780	44,139,861
Prepaid card load assets		528,434	535,479
Prepaid expenses and other		183,575	101,722
Note receivable, net		—	108,750
Current assets before merchant reserves		43,030,370	48,259,865
Merchant reserves		10,016,904	12,645,803
Total current assets		53,047,274	60,905,668

Property and equipment, net		1,557,521	1,932,660

Other assets:
Intangibles, net		2,676,427	3,676,427
Deferred tax asset		1,394,000	1,394,000
Operating lease right-of-use assets		2,480,902	—
Other assets		404,055	306,757
Total other assets		6,955,384	5,377,184

Total Assets		$61,560,179	$68,215,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable		$419,849	$308,178
Accrued expenses		1,360,551	852,717
Operating lease liabilities, current portion		356,184	—
Settlement processing obligations		38,906,780	44,139,861
Prepaid card load obligations		528,434	535,479
Deferred revenues		123,529	20,000
Current liabilities before merchant reserve obligations		41,695,327	45,856,235
Merchant reserve obligations		10,016,904	12,645,803
Total current liabilities		51,712,231	58,502,038

Non-current liabilities:
Operating lease liabilities, non-current portion		2,279,613	—
Deferred rent		—	79,748
Total liabilities	—	53,991,844	58,581,786

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2019 and 2018		—	—

Common stock, $0.001 par value, 200,000,000 shares authorized; 18,224,577 and 17,129,680 issued and 17,104,998 and 16,043,630 outstanding in 2019 and 2018 (see Note 10)		186,656	185,561
Additional paid-in capital		77,055,273	74,568,627

Treasury stock, at cost; 1,119,579 and 1,086,050 shares in 2019 and 2018 (see Note 10)	(1,885,452)	(1,813,546)
Deferred compensation	(5,636,154)	(6,270,675)
Accumulated deficit	(62,151,988)	(57,036,241)
Total stockholders' equity	7,568,335	9,633,726

Total Liabilities and Stockholders' Equity	$61,560,179	$68,215,512

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2019	December 31, 2018
Revenues	$28,200,535	$25,024,124
Cost of services	22,251,325	19,454,611
Gross profit	5,949,210	5,569,513

Selling, general and administrative:
Stock-based compensation	1,292,419	1,251,779
Other expenses	7,697,267	6,216,605
Depreciation and Amortization	2,022,520	1,875,638
Total operating expenses	11,012,206	9,344,022

Operating (loss)	(5,062,996)	(3,774,509)

Other income:
Interest income	81,790	76,551
Other income (expense)	(32,653)	(77)
Other income and (expense), net	49,137	76,474

(Loss) before income taxes	(5,013,859)	(3,698,035)
Income taxes	101,888	77,780

Net (Loss)	$(5,115,747)	$(3,775,815)

(Loss) Per Share
Basic (loss) per common share:	$(0.39)	$(0.31)
Diluted (loss) per common share:	$(0.39)	$(0.31)
Weighted average common shares outstanding (see Note 11)
Basic	12,958,067	12,128,816
Diluted	12,958,067	12,128,816

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid - In Capital	Treasury Stock		Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2017	16,874,235	$186,299	$74,041,083	$(831,059)		$(7,012,544)		$(53,260,426)	$13,123,353

Issuance of common stock, restricted	5,000	5	7,906	—		—		—	7,911
Issuance of common stock, employees, restricted	175,000	175	303,575	—		(303,750)		—	—
Issuance of common stock under equity incentive plan	142,112	142	355,618	—		—		—	355,760
Reversal of deferred compensation amortization that did not vest	(66,667)	(1,060)	(148,540)	—		144,075		—	(5,525)
Warrant compensation cost	—	—	8,985	—		—		—	8,985
Deferred compensation amortization	—	—	—	—		901,544		—	901,544
Purchase of treasury stock	—	—	—	(982,487)		—		—	(982,487)
Net (loss) for the year	—	—	—	—		—		(3,775,815)	(3,775,815)

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)		$(6,270,675)		$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—		—		—	1,793,905
Issuance of common stock, employees, restricted	175,000	175	272,825	—		(273,000)		—	—
Issuance of common stock under equity incentive plan	156,667	157	397,999	—		—		—	398,156
Reversal of deferred compensation amortization that did not vest	(6,000)	(6)	(13,254)	—		13,260		—	—
Warrant compensation cost	—	—	35,940	—	—	—	—	—	35,940
Deferred compensation amortization	—	—	—	—		894,261		—	894,261
Purchase of treasury stock	—	—	—	(71,906)		—		—	(71,906)
Net (loss) for the year	—	—	—	—		—		(5,115,747)	(5,115,747)

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)		$(5,636,154)		$(62,151,988)	$7,568,335

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2019	December 31, 2018
Operating Activities
Net (loss)	$(5,115,747)	$(3,775,815)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	1,022,520	875,638
Amortization	1,000,000	1,000,000
Provision for loss on note receivable	108,750	36,250
Non-cash stock-based compensation	1,292,419	1,251,779
Amortization of warrant costs	35,940	8,985
Issuance of stock to consultant	—	7,911
Changes in operating assets and liabilities:
Accounts receivable	(59,646)	(244,681)
Prepaid expenses and other	(81,853)	75,223
Operating lease right-of-use assets	(2,480,902)	—
Other assets	(97,298)	(149,192)
Accounts payable and accrued expenses	619,505	42,574
Operating lease liabilities	2,635,797	—
Prepaid card load obligations	(7,045)	346,802
Merchant reserves	(2,628,899)	(2,331,665)
Deferred revenue	103,529	20,000
Deferred rent	(79,748)	79,748
Net cash (used) by operating activities	(3,732,678)	(2,756,443)

Investing Activities
Purchases of property and equipment	(647,383)	(703,112)
Repayment of note receivable	—	5,000
Net cash (used) by investing activities	(647,383)	(698,112)

Financing Activities
Proceeds from public offering, net of expenses	1,793,905	—
Purchases of treasury stock	(71,906)	(982,487)
Net cash (used) provided by financing activities	1,721,999	(982,487)

Change in cash, cash equivalents and merchant reserves	(2,658,062)	(4,437,042)
Cash, cash equivalents, prepaid card loads and merchant reserves, beginning of year	15,340,980	19,778,022

Cash, Cash Equivalents, Prepaid Card Load Assets and Merchant Reserves, End of Year	$12,682,918	$15,340,980

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	82,206	49,000
Non-cash transactions:
Issuance of deferred stock compensation	273,000	303,750
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. Also, the company has an additional wholly-owned subsidiary, PDS Acquisition Corp, which its purpose is to integrate future acquisitions under the Usio, Inc. family of companies. In addition, the Company operates various product websites, such as www.akimbocard.com, www.payfacinabox.com , and www.singularpayments.com.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At December 31, 2019 and 2018, the deferred revenues totaled $123,529 and $20,000.

The deferred revenue balances are as follows:

	2019	2018

Deferred revenues, beginning of period	$20,000	$—
Deferred revenues, end of period	123,529	20,000
Revenue recognized in the period from amounts included in deferred revenues at the beginning of the period	$20,000	$—

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets and merchant reserves is as follows for each period presented:

	December 31, 2019	December 31, 2018

Beginning cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,159,698	$4,611,877
Prepaid card load assets	535,479	188,677
Merchant reserves	12,645,803	14,977,468
Total	$15,340,980	$19,778,022

Ending cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,137,580	$2,159,698
Prepaid card load assets	528,434	535,479
Merchant reserves	10,016,904	12,645,803
Total	$12,682,918	$15,340,980

Accounts Receivable/Allowance for Estimated Losses: Accounts receivable are reported as outstanding principal net of an allowance for doubtful accounts of $123,165 and $55,212 at December 31, 2019 and 2018, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial condition of our customers deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2019 and December 31, 2018, the Company capitalized $518,785 and $279,290, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2019 or 2018.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2019 and 2018, respectively, the Company’s reserve for processing losses was $506,153 and $374,153, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $114,000 and $64,000 in advertising costs in 2019 and 2018, respectively.

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

The Company has approximately $51.2 million of net operating loss carryforwards. However, the Company cannot predict with reasonable certainty whether all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $1.4 million. Management does not anticipate a significant change in the assessment and will review the deferred tax asset balance at December 31, 2020, or earlier as events may warrant.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2019, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%.  The Company made matching contributions of $126,436 and $88,284 in 2019 and 2018, respectively.

Earnings (Loss) Per Share: Basic and diluted (loss) per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and a subsequent amendment to the standard in March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarified implementation guidance on principal versus agent considerations. Adoption of the new standards was effective for reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has adopted the provisions of this new standard beginning January 1, 2018. The Company functions as the merchant of record and has primary responsibility for providing end-to-end payment processing services for its clients. The customers of the Company contract with the Company for all credit card processing services: including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, the Company is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, the Company sets prices as it deems reasonable for each merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and include the Company's margin on transactions processed. For these reasons, the Company is the principal obligor in the contractual relationship with its customers and therefore, the Company records its revenues, including interchange and assessments on a gross basis. The Company's existing revenue recognition process remains intact, and the Company will continue to record revenues at the gross amount billed due to the Company's primary responsibility for providing end-to-end payment processing services for its clients.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies are required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance was required to be applied retrospectively and was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been included in the change in cash, cash equivalents, prepaid card load assets and merchant reserves.

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

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2019 and 2018, respectively was $145,000 and $36,250 reflecting a "more likely than not" recognition threshold.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31:

	2019	2018
Software	$4,951,648	$4,340,253
Equipment	891,838	856,127
Furniture and fixtures	444,576	451,779
Leasehold improvements	170,583	171,616
Total property and equipment	6,458,645	5,819,775
Less: accumulated depreciation	(4,901,124)	(3,887,115)
Net property and equipment	$1,557,521	$1,932,660

Note 4. Intangibles

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

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, the Company acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $2,333,333). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2019 and 2018 was $1,000,000. Annual amortization expense will be $1,000,000 per year through the year 2021 and $666,667 in the year 2022.

Note 5. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

	Balance Beginning of Year	Net Charged to Costs and Expenses	Transfers	Net Write-Off	Balance End of Year
2019
Allowance for doubtful accounts	$55,212	$89,613	$—	$(21,660)	$123,165
Reserve for processing losses	374,153	132,000	—	—	506,153
2018
Allowance for doubtful accounts	$61,223	$—	$—	$(6,011)	$55,212
Reserve for processing losses	172,832	24,000	191,450	(14,129)	374,153

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2019	2018
Accrued commissions	$530,908	$243,317
Reserve for processing losses	506,153	374,153
Other accrued expenses	92,385	47,241
Accrued taxes	99,850	80,888
Accrued salaries	131,255	107,118
Total accrued expenses	$1,360,551	$852,717

Note 7. Operating Leases

The Company leases approximately 6,000 to 10,535 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $199,702 and $121,809 for the years ended December 31, 2019 and 2018, respectively. The lease expires on July 31, 2024.

Previously, the Company leased approximately 7,200 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $88,096 for the year ended December 31, 2018. The lease expired on April 30, 2018.

The Company leases approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $112,108 and $93,424 for the years ended December 31, 2019 and 2018, respectively. The lease expires on April 30, 2023.

Previously, the Company assumed ongoing obligations of the Singular Payments' leased space in Nashville, TN and St. Augustine, FL to house their sales offices and operations. Rental expense under the operating leases was $15,018 for the year ended December 31, 2018.

The Company also leased select computer equipment for a period of 36 months beginning in May, 2016. The lease expired in April, 2019. Rental expense under the operating lease was $25,000 and $72,000 for the years ended December 31, 2019 and 2018, respectively.

The weighted average remaining lease term is 8.04 years. The weighted average discount rate is 4.53%

The Company recognized total operating lease expense of approximately $450,000 and $350,000 for the years ended December 31, 2019 and 2018, respectively. In 2019, the operating lease expense of $450,000 consisted of $325,000 of fixed operating expense and $125,000 of interest expense.

The maturities of lease liabilities are as follows at December 31, 2019:

Year ended December 31,
2020	$356,184
2021	343,423
2022	351,334
2023	357,695
2024	356,250
Thereafter	1,469,679
Total minimum lease payments	3,234,565
Less imputed interest	(598,768)
Total lease liabilities	$2,635,797

Note 8. Related Party Transactions

Louis Hoch

During the year ended December 31, 2019 and 2018, the Company purchased $13,831 and $9,476, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, our President and Chief Executive Officer is a 50% owner of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2019 and 2018, the Company received $6,665 and $29,555 in revenue from Lush Rooftop. Miguel Chapa, a member of our Board of Directors, is an owner in Lush Rooftop. Louis Hoch, our President and Chief Executive Officer, is also a minority owner in Lush Rooftop. The relationship with Lush Rooftop ended in September, 2019 when the business was sold.

During the year ended December 31, 2019 and 2018, respectively, the Company received $24,363 and $31,234 in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of our Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, our President and Chief Executive Officer, is also an owner in BLVD Bar and Lounge.

Officers and Directors

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

On January 6, 2020, the Company repurchased 11,860 shares of common stock for $20,636 at the closing price on January 6, 2020 from Tom Jewell, the Company's Chief Financial Officer to cover taxes.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$10,753,000	$9,504,000
Depreciation and amortization	668,000	494,000
Non-cash compensation	(69,000)	270,000
Other	46,000	28,000
Valuation Allowance	(10,004,000)	(8,902,000)
Deferred tax asset	$1,394,000	$1,394,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2019 and 2018 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2019, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $51.2 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and begin to expire in 2021. Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely, subject to annual limitations for utilization. Approximately $0.1 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2019	2018
Current provision:
Federal	$—	$—
State	101,888	77,780
	101,888	77,780

Deferred provision:
Federal expense	—	—

Expense for income taxes	$101,888	$77,780

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the years ended December 31:

	2019	2018
Income tax (benefit) at 21%	$(1,074,000)	$(793,000)
Change in valuation allowance	1,102,000	(659,000)
Permanent and other differences	(28,000)	1,452,000
Deferred tax impact of enacted tax rate and law changes	—	—
Alternative minimum tax and state taxes	101,888	77,780

Income tax expense	$101,888	$77,780

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2019, the Company granted 175,000 restricted shares of stock to an employee as new-hire bonuses. During 2019, the Company issued 177,467 restricted stock units to employees as a new hire bonus and directors.

Treasury Stock: The Company also purchased 33,529 shares of common stock with a value of $71,906 to cover the employee's share of tax liabilities related to the vesting of restricted stock units.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2019. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2019, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2019. Stock-based compensation expense related to stock and restricted stock awards was $1,292,419 for 2019 and $1,251,779 for 2018.

A summary of stock awards outstanding and 2019 activities are as follows:

Stock Awards	Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	3,865,891	$2.27
Granted	175,000	1.56
Vested	11,111	—
Forfeited	6,000	—

Outstanding, December 31, 2019	4,023,780	$2.25	6.11	$—

Expected to Vest after December 31, 2019	4,023,780	$2.25	6.11	$—

As of December 31, 2019, there were $5,636,154 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 6.11 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2019, or $1.56.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2019 and 2018, respectively. The ESPP is no longer active.

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2019 and 2018 was $35,940 and $8,985, respectively.

Note 11. Net (Loss) per Share

Basic (loss) per share (EPS) was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss).

	2019	2018
Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(5,115,747)	$(3,775,815)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	12,958,067	12,128,816
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted (loss) per share, adjusted weighted average shares and assumed conversion	12,958,067	12,128,816
Basic (loss) per common share	$(0.39)	$(0.31)
Diluted (loss) per common share and common share equivalent	$(0.39)	$(0.31)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2019 and 2018 that were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended December 31,
	2019	2018
Anti-dilutive awards and options	4,023,780	3,850,725

Note 12. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash and cash equivalent balance with one financial institution. No customers account for more than 10% of the revenues of the company.

Note 13. Legal Proceedings

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

There are no assurances that the Company will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for the Company to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2019 and 2018, respectively was $145,000 and $36,250 reflecting a "more likely than not" recognition threshold.

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

Note 14. Subsequent Events

On January 6, 2020, the Company repurchased 11,860 shares of common stock for $20,636 at the closing price on January 6, 2020 from Tom Jewell, the Company's Chief Financial Officer to cover taxes.

In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Several countries, U.S. states, cities and communities have enacted emergency and shelter in place orders which severely limit the movement of people and goods, including shopping and dining. These events and limitations can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Since the future course and duration of the COVID-19 outbreak are unknown, we are currently unable to determine whether the outbreak will have a further negative effect on our results of operation in 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2019 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, or the 2020 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics was filed as Exhibit 14.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2015 on August 14, 2015. We will provide a copy of our code of ethics to any person without charge, upon request. Requests should be addressed to: Usio, Inc., Attn: Investor Relations Department, 3611 Paesanos Parkway, Suite 300, San Antonio, Texas 78231.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We consider recommendations for director candidates from our directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, Texas, 78231, and the Board of Directors will consider such nominee. The Board of Directors selects the director candidates slated for election. We have a designated Nominations and Corporate Governance Committee, which reviews and make recommendations to the Board of Directors with respect to proposed director candidates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

10.26	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.27
Amendment No. 1 to Line of Credit Promissory Note between the Company and Singular Payments, LLC, dated June 6, 2017 (included as exhibit 10.1 to the Form 8-K, filed June 8, 2017, and incorporated herein by reference).

10.28
First Amended and Restated Line of Credit Promissory Note between the Company and Singular Payments, LLC, dated August 2, 2017 (included as exhibit 10.1 to the Form 8-K, filed August 7, 2017, and incorporated herein by reference).

10.29†
Membership Interest Purchase Agreement among the Company, Singular Payments, LLC and Vaden Landers, dated September 1, 2017 (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.30	Employment Agreement between the Company and Vaden Landers, dated September 1, 2017 (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.31
First Amendment to Employment Agreement between the Company and Tom Jewell, dated November 27, 2017 (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.32	Placement Agency Agreement between the Company and Maxim Group, LLC, dated December 21, 2017 (included as exhibit 10.1 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.33
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

10.35	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.36	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.37
Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.38	Placement Agency Agreement between the Company and Maxim Group, LLC, dated February 12, 2019 (included as exhibit 10.1 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.39
Share Purchase Agreement among the Company, Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., dated February 12, 2019 (included as exhibit 10.2 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.40	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

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

Usio, Inc.

Date: March 30, 2020	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: March 30, 2020	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2020	By:	/s/ Louis A. Hoch
Louis A. Hoch
President, Chief Executive Officer, and Director (Principal Executive Officer

Date: March 30, 2020	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 30, 2020	By:	/s/ Miguel A. Chapa
Miguel A. Chapa
Director

Date: March 30, 2020	By:	/s/ Bradley Rollins
Bradley Rollins
Director