Form 10-Q
period 2020-03-31
Usio, Inc.
filed 2020-05-14
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of May 10, 2020, the number of outstanding shares of the registrant's common stock was 18,629,671.

USIO, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
USIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,742,683	$2,137,580
Accounts receivable, net	1,082,308	1,274,001
Settlement processing assets	29,884,128	38,906,780
Prepaid card load assets	581,575	528,434
Prepaid expenses and other	242,419	183,575
Current assets before merchant reserves	33,533,113	43,030,370
Merchant reserves	8,524,904	10,016,904
Total current assets	42,058,017	53,047,274

Property and equipment, net	1,572,381	1,557,521

Other assets:
Intangibles, net	2,426,426	2,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,424,175	2,480,902
Other assets	424,749	404,055
Total other assets	6,669,350	6,955,384

Total assets	$50,299,748	$61,560,179

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$244,844	$419,849
Accrued expenses	1,369,581	1,360,551
Operating lease liabilities, current portion	234,553	356,184
Settlement processing obligations	29,884,128	38,906,780
Prepaid card load obligations	581,575	528,434
Deferred revenues	110,294	123,529
Current liabilities before merchant reserve obligations	32,424,975	41,695,327
Merchant reserve obligations	8,524,904	10,016,904
Total current liabilities	40,949,879	51,712,231

Non-current liabilities:
Operating lease liabilities, non-current portion	2,346,477	2,279,613
Total liabilities	43,296,356	53,991,844

Stockholders’ equity:

1

Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,275,577 and 18,224,577 issued, and 17,137,653 and 17,104,998 outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	186,707	186,656
Additional paid-in capital	77,123,698	77,055,273
Treasury stock, at cost; 1,137,924 and 1,119,579 shares at March 31, 2020 (unaudited) and December 31, 2019, respectively	(1,912,081)	(1,885,452)
Deferred compensation	(5,407,935)	(5,636,154)
Accumulated deficit	(62,986,997)	(62,151,988)
Total stockholders’ equity	7,003,392	7,568,335

Total liabilities and stockholders’ equity	$50,299,748	$61,560,179
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Revenues	$7,771,679	$6,588,032
Cost of services	5,843,395	5,252,301
Gross profit	1,928,284	1,335,731

Selling, general and administrative:
Stock-based compensation	287,710	283,408
Other expenses	2,122,106	1,661,739
Depreciation and amortization	387,795	486,548
Total selling, general and administrative expenses	2,797,611	2,431,695

Operating (loss)	(869,327)	(1,095,964)

Other income and (expense):
Interest income	11,156	23,074
Other income (expense)	688	1
Other income and (expense), net	11,844	23,075

(Loss) before income taxes	(857,483)	(1,072,889)
Income tax expense (benefit)	(22,474)	—

Net (loss)	$(835,009)	$(1,072,889)

Basic (loss) per common share:	$(0.06)	$(0.09)
Diluted (loss) per common share:	$(0.06)	$(0.09)
Weighted average common shares outstanding
Basic	13,127,229	12,621,857
Diluted	13,127,229	12,621,857
See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss)	$(835,009)	$(1,072,889)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	137,795	236,548
Amortization	250,000	250,000
Non-cash stock-based compensation	287,710	283,408
Amortization of warrant costs	8,985	8,985
Changes in current assets and current liabilities:
Accounts receivable	191,693	79,588
Prepaid expenses and other	(58,844)	(139,847)
Operating lease right-of-use assets	56,727	(2,616,128)
Other assets	(20,694)	(14,074)
Accounts payable and accrued expenses	(165,975)	43,398
Operating lease liabilities	(54,767)	2,749,493
Prepaid card load obligations	53,141	437,647
Merchant reserves	(1,492,000)	(1,347,909)
Deferred revenue	(13,235)	(15,000)
Deferred rent	—	(79,748)
Net cash (used) by operating activities	(1,654,473)	(1,196,528)

Investing activities:
Purchases of property and equipment	(152,654)	(152,923)
Net cash (used) by investing activities	(152,654)	(152,923)

Financing activities:
Proceeds from public offering, net of expenses	—	1,793,905
Purchases of treasury stock	(26,629)	(21,822)
Net cash provided (used) by financing activities	(26,629)	1,772,083

Change in cash, cash equivalents, prepaid card load assets and merchant reserves	(1,833,756)	422,632
Cash, cash equivalents, prepaid card load assets and merchant reserves, beginning of period	12,682,918	15,340,980

Cash, Cash Equivalents, Prepaid Card Load Assets and Merchant Reserves, End of Period	$10,849,162	$15,763,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—
See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional Paid - In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726
Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The following table presents the Company's payment processing service revenues by source:

	Three Months Ended
	March 31, 2020	March 31, 2019

ACH and complementary service revenue	$2,237,746	$2,357,786
Credit card revenue	4,982,658	3,904,406
Prepaid card services revenue	551,275	325,840
Total revenue	$7,771,679	$6,588,032

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $110,294 and $123,529 at March 31, 2020 and December 31, 2019, respectively.
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
The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets and merchant reserves is as follows for each period presented:

	March 31, 2020	March 31, 2019

Beginning cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,137,580	$2,159,698
Prepaid card load assets	528,434	535,479
Merchant reserves	10,016,904	12,645,803
Total	$12,682,918	$15,340,980

Ending cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$1,742,683	$3,492,322
Prepaid card load assets	581,575	973,396
Merchant reserves	8,524,904	11,297,894
Total	$10,849,162	$15,763,612

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $160,983 and $123,165 at March 31, 2020 and December 31, 2019, respectively.
Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended March 31, 2020 and March 31, 2019, the Company capitalized $135,419 and $140,043, respectively.
Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2019 or during the three months ended March 31, 2020. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2020 and December 31, 2019, the Company’s reserve for processing losses was $539,153 and $506,153, respectively.

Recently Adopted Accounting Pronouncements: In February 2016, the FASB issued, "Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Similar to previous guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for the Company on January 1, 2019. As a lessee, this standard primarily impacted the Company's accounting for leased facilities and office equipment, for which the Company recognized right of use assets of $2,688,412 and a corresponding lease liability of $2,775,259 on the Company's consolidated balance sheet on January 1, 2019.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to the Consolidated Statement of Cash Flows for the three months ended March 31, 2019 to identify the change in prepaid card load obligations previously reported in accrued expenses. This change in classification does not affect previously reported results of operations in the Consolidated Income Statement, and cash activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2019.

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month period ended March 31, 2020, operating lease expenses totaled $68,086, compared to $103,522 for the three-month period ended March 31, 2019, respectively.

Operating lease liabilities as of March 31, 2020 will require the following payments:

2020 (nine months)	$260,906
2021	343,424
2022	351,334
2023	357,695
2024	356,250
Thereafter	1,469,679
Total minimum lease payments	3,139,288
Less imputed interest	(558,258)
Total lease liabilities	$2,581,030

Note 3. Accrued Expenses
Accrued expenses consisted of the following balances:

	March 31, 2020	December 31, 2019

Accrued commissions	$413,086	$530,908
Reserve for merchant losses	539,153	506,153
Other accrued expenses	124,859	92,385
Accrued taxes	231,601	99,850
Accrued salaries	60,882	131,255
Total accrued expenses	$1,369,581	$1,360,551

Note 4. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the three months ended March 31, 2020 and 2019 was $8,985.

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

Note 5. Net (Loss) Per Share
Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020	2019
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(835,009)	$(1,072,889)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	13,127,229	12,621,857
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	13,127,229	12,621,857
Basic (loss) per common share	$(0.06)	$(0.09)
Diluted (loss) per common share and common share equivalent	$(0.06)	$(0.09)
The awards and options to purchase shares of common stock that were outstanding at March 31, 2020 and March 31, 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2020	2019
Anti-dilutive awards and options	4,023,780	3,874,935

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

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $10.0 million to reduce the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At December 31, 2019, the Company had available net operating loss carryforwards of approximately $51.2 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and begin to expire in 2021. Effective for tax years ending in 2018, net operating losses can be carried forward to future years indefinitely. Approximately $0.1 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 7. Related Party Transactions
Louis Hoch

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company purchased a total of $0 and $13,831, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company received $0 and $6,665, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of our Board of Directors, was an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, was also a minority owner of Lush Rooftop. The relationship ended in September, 2019 when the business was sold.

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company received $3,219 and $24,363, respectively, in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of the Company's Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner of BLVD Bar and Lounge.

Directors and Officers

On January 6, 2020, the Company repurchased 11,860 shares of common stock at a closing price of $1.74 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

On January 6, 2019, the Company repurchased 11,860 shares of common stock at a closing price of $1.84 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

Note 8. Legal Proceedings
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

Note 9. Subsequent Events

The Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on April 1, 2020 at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Vaden Landers (150,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs), Brad Rollins (30,000 RSUs) and Miguel Chapa (30,000 RSUs).

In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Most countries, including the United States have enacted emergency measures which include shelter in place orders which severely limit the movement of people and goods, shopping and dining. During May, 2020, some communities and states have begun lifting some of the restrictions. These events and limitations can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Since the future course and duration of the COVID-19 outbreak are unknown, the Company is currently unable to determine the full impact of the outbreak on our results of operation in 2020.

The Company received funding under a Paycheck Protection Program (PPP) as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, the Company has received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first six months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The Company is using the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company has not determined how much of the loan, if any, may be subject to forgiveness.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 30, 2020, including the audited consolidated financial statements and the notes contained therein.

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

During the first quarter of 2020, the volume of credit card transactions processed increased by 21% versus the first quarter of 2019.  The amount of credit card dollars processed during the first quarter of 2020 increased by 19% compared to the same time period in 2019. Both credit card dollars processed, and credit card transaction counts were the highest in our history with the increase primarily attributable to the success of our growth initiatives, particularly our card processing with the Integrated Payments (Payment Facilitation) segment due to increased penetration of the healthcare industry.
ACH (eCheck) transaction volumes during the first quarter of 2020 decreased by 4% compared to the first quarter of 2019. Returned check transactions processed during the first quarter of 2020 decreased by 14% compared to the first quarter of 2019.
Prepaid card load volume during the first quarter of 2020 increased by 8% compared to the first quarter of 2019. Prepaid card transaction volumes during the first quarter of 2020 increased by 13% compared to the first quarter of 2019.
Total dollars processed for the first quarter of 2020 exceeded $877 million compared to $856 million in the first quarter of 2019.
We reported a net loss of $0.8 million for the three months ended March 31, 2020 compared to a net loss of $1.1 million for the three months ended March 31, 2019.
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
We believe that our success will depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We continue to invest in our sales force to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators and providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.
While our quarterly results do not fully reflect the impact of the COVID-19 pandemic closures, we experienced a decline in ACH and other transactions in the last two weeks of March, 2020 and in April, 2020. In April, 2020, ACH transactions were down 7% versus April, 2019 and returned check transactions were down 42% versus April, 2019. We also experienced an April decline of nearly $10 million of credit card processing volume in the Singular portfolio primarily attributable to mandated closures to dental practices in the portfolio. We also experienced gains in the remote check capture (RCC), PDS legacy credit card and prepaid portfolios in April versus March.

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

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change

ACH and complementary service revenue	$2,237,746	$2,357,786	$(120,040)	(5.1)%
Credit card revenue	4,982,658	3,904,406	1,078,252	27.6%
Prepaid card services revenue	551,275	325,840	225,435	69.2%
Total Revenue	$7,771,679	$6,588,032	1,183,647	18.0%

Revenues for the quarter ended March 31, 2020 increased 18.0% to $7.8 million, as compared to $6.6 million for the quarter ended March 31, 2019. The revenue increases resulted primarily from our growth initiative programs in the credit card and prepaid portfolios.
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
Cost of services increased by 11.3% to $5.8 million for the quarter ended March 31, 2020, as compared to $5.3 million for the same period in the prior year. The increases in the three-month period ended March 31, 2020, as compared to the same period in the prior year, were primarily due to the increased credit card and prepaid transaction costs and higher referral fee arrangements with agents and partners.

Gross Profit
Gross profit is the net profit existing after the cost of services. Gross profits increased by 44.4% to $1.9 million for the quarter ended March 31, 2020, as compared to $1.3 million for the same period in the prior year. The increases in gross profit for the three months ended March 31, 2020, as compared to the same periods in the prior year, was primarily driven by gains in profitability from our credit card and prepaid portfolios.
Stock-based Compensation
Stock-based compensation expenses were relatively unchanged at $287,710 and $283,408 for the quarters ended March 31, 2020 and 2019, respectively.
Other Selling, General and Administrative Expenses
Other selling, general and administrative expenses increased by 27.7% to $2.1 million for the quarter ended March 31, 2020, as compared to $1.7 million for the same period in the prior year. The increase in other selling, general and administrative expenses for the three months ended March 31, 2020, as compared to the same period in the prior year, was primarily attributable to incremental investments in our prepaid and PayFac integrated payments growth initiatives plus $120,000 of one-time expenses incurred for unsuccessful merger and acquisition activities expensed in the current period.
Depreciation and Amortization
Depreciation and amortization totaled $0.4 million for the quarter ended March 31, 2020 and $0.5 million for the quarter ended March 31, 2019. The assets from the Akimbo acquisition were fully depreciated at December 31, 2019 resulting in the reduction of depreciation expenses in the three-months ended March 31, 2020 versus March 31, 2019.
Other Income (Expense)
Other income was $11,844 for the quarter ended March 31, 2020 compared to other income of $23,075 for the quarter ended March 31, 2019.
Net Loss
We reported a net loss of $0.8 million for the quarter ended March 31, 2020, as compared to a net loss of $1.1 million for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2020, we had $1.7 million of cash and cash equivalents, as compared to $2.1 million of cash and cash equivalents at December 31, 2019.

The Company received funding under a Paycheck Protection Program (PPP) as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, the Company has received total proceeds of $813,500 as of April 16, 2020 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first six months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The Company is using the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company has not determined how much of the loan, if any, may be subject to forgiveness.
Cash Flows
We reported a net loss of $0.8 million for the quarter ended March 31, 2020 and a net loss of $1.1 million for the quarter ended March 31, 2019. At March 31, 2020, we had an accumulated deficit of $63.0 million. Additionally, we had working capital of $1.11 million and $1.34 million at March 31, 2020 and December 31, 2019, respectively.
Net cash used by operating activities, including merchant reserve funds, prepaid card load assets and net lease assets was $1.7 million and $1.2 million for the quarter ended March 31, 2020 and March 31, 2019, respectively. Excluding merchant reserves, prepaid card load assets and lease right-of-use assets and liabilities, our cash used by operating activities was $217,574 and

$419,631 for the three months ended March 31, 2020 and March 31, 2019, respectively. We continue to invest resources and infrastructure in our prepaid and PayFac integrated payments growth initiatives to achieve scale in these business lines.
Net cash used by investing activities was $152,654 and $152,923 for the three months ended March 31, 2020 and March 31, 2019, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.
Net cash used from financing activities for the three months ended March 31, 2020 was $26,629 compared to net cash generated by financing activities of $1.8 million for the three months ended March 31, 2019. The 2019 net cash provided by financing activities was primarily the result of a public offering which raised $1.8 million in net proceeds in February 2019.

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
As a result of the spread of COVID-19, economic uncertainties have arisen which could impact our operations. Any potential financial impact is unknown at this time. While we have not seen a large impact to our operations and results in the first quarter of 2020, it is too early to predict how our business may be affected in the future. We experienced a decline in ACH and other transactions the last two weeks of March, 2020. In April, 2020, ACH transactions were down 7% versus April, 2019 and returned check transactions were down 42% versus April, 2019. We also experienced an April decline of nearly $10 million of credit card processing volume in the Singular portfolio primarily attributable to mandated closures to dental practices in the portfolio. We also experienced gains in the remote check capture (RCC), PDS legacy credit card and prepaid portfolios in April versus March.
The COVID-19 pandemic has caused various business disruptions through mandated and voluntary closings. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of these closings. Certain areas are slowly rolling back these closings as of May 2020. We are implementing actions as prescribed by government health officials. All of our offices are currently closed and the majority of our employees are working remotely. We have begun the transition on certain of our offices for our employees to return to the office on an optional basis. We believe we can continue to operate remotely as needed and continue to assist our customers. We continue to monitor the impact of the COVID-19 outbreak closely.
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

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2020 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS.
There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended March 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2020, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2020	14,825	$1.76	784,928	$1,374,557
February 1 - February 29, 2020	297	$1.71	785,225	$1,374,049
Total	15,122			$1,374,049

On January 6, 2019, we repurchased 11,860 shares of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

On January 6, 2020, we repurchased 11,860 shares of common stock at a closing price on January 6, 2020 of $1.74 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.

The Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on April 1, 2020 at an issue price of $1.08 per share and. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Vaden Landers (150,000 shares),Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs), Brad Rollins (30,000 RSUs) and Miguel Chapa (30,000 RSUs).

In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Most countries, including the United States have enacted emergency measures which include shelter in place orders which severely limit the movement of people and goods, shopping and dining. During May, 2020, some communities and states have begun lifting some of the restrictions. These events and limitations can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Since the future course and duration of the COVID-19 outbreak are unknown, the Company is currently unable to determine the full impact of the outbreak on our results of operation in 2020.

The Company received funding under a Paycheck Protection Program (PPP) as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, the Company has received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first six months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The Company is using the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company has not determined how much of the loan, if any, may be subject to forgiveness.

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

10.16
Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.17
Sixth Amendment to Employment Agreement between the Company and Michael R. Long, dated September 8, 2016 (included as exhibit 10.1 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.18
Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.19	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.20
Line of Credit Promissory Note, dated March 7, 2017, by and between Singular Payments, LLC, as Borrower and Payment Data Systems, Inc., as Lender (included as exhibit 10.1 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.21
Security Agreement, dated March 7, 2017, by and between Singular Payments, LLC, as Debtor and Payment Data Systems, Inc., as Secured Party (included as exhibit 10.2 to the Form 8-K filed March 13, 2017, and incorporated herein by reference).

10.22
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

10.25
Amendment No. 1 to Line of Credit Promissory Note, dated June 6, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed June 8, 2017, and incorporated herein by reference).

10.26
First Amended and Restated Line of Credit Promissory Note, dated August 2, 2017, by and between Payment Data Systems, Inc. and Singular Payments, LLC (included as exhibit 10.1 to the Form 8-K, filed August 7, 2017, and incorporated herein by reference).

10.27†
Membership Interest Purchase Agreement, dated September 1, 2017, by and among Payment Data Systems, Inc., Singular Payments, LLC and Vaden Landers (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.28
Employment Agreement, dated September 1, 2017, by and between Payment Data Systems, Inc. and Vaden Landers (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.29
First Amendment to Employment Agreement, dated November 27, 2017, by and between Payment Data Systems, Inc. and Tom Jewell (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.30
Placement Agency Agreement, dated December 21, 2017, by and between Payment Data Systems, Inc. and Maxim Group, LLC (included as exhibit 10.1 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.31
Share Purchase Agreement, dated December 21, 2017, by and among Payment Data Systems, Inc., CVI Investments, Inc., Hudson Bay Maser Fund Ltd., Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (included as exhibit 10.2 to the Form 8-K, filed December 22, 2017, and incorporated herein by reference).

10.32
Settlement Agreement, dated December 7, 2017, by and among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC (included as exhibit 10.42 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.33
Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (included as exhibit 10.43 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.34
Lease Agreement between Payment Data Systems, Inc. and RP Circle 1 Building, LLC dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.35
Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.36	Placement Agency Agreement between the Company and Maxim Group, LLC, dated February 12, 2019 (included as exhibit 10.1 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.37
Share Purchase Agreement among the Company, Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., dated February 12, 2019 (included as exhibit 10.2 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.38
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
Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: May 14, 2020	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)