Form 10-Q
period 2020-06-30
Usio, Inc.
filed 2020-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 10, 2020, the number of outstanding shares of the registrant's common stock was 20,364,146.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,793,252	$2,137,580
Accounts receivable, net	1,124,207	1,274,001
Settlement processing assets	27,002,450	38,906,780
Prepaid card load assets	19,281,293	528,434
Prepaid expenses and other	187,614	183,575
Current assets before merchant reserves	49,388,816	43,030,370
Merchant reserves	8,430,339	10,016,904
Total current assets	57,819,155	53,047,274

Property and equipment, net	1,624,269	1,557,521

Other assets:
Intangibles, net	2,176,426	2,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,366,775	2,480,902
Other assets	428,623	404,055
Total other assets	6,365,824	6,955,384

Total assets	$65,809,248	$61,560,179

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$262,363	$419,849
Accrued expenses	1,378,289	1,360,551
Operating lease liabilities, current portion	233,738	356,184
Settlement processing obligations	27,002,450	38,906,780
Prepaid card load obligations	19,281,293	528,434
Deferred revenues	97,059	123,529
PPP Loan payable, current portion	383,738	—
Current liabilities before merchant reserve obligations	48,638,930	41,695,327
Merchant reserve obligations	8,430,339	10,016,904
Total current liabilities	57,069,269	51,712,231

Non-current liabilities:
PPP Loan payable, non-current portion	429,762	—
Operating lease liabilities, non-current portion	2,291,334	2,279,613
Total liabilities	59,790,365	53,991,844

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 19,776,121 and 18,224,577 issued, and 18,595,358 and 17,104,998 outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	188,207	186,656
Additional paid-in capital	78,773,990	77,055,273
Treasury stock, at cost; 1,180,763 and 1,119,579 shares at June 30, 2020 (unaudited) and December 31, 2019, respectively	(1,967,900)	(1,885,452)
Deferred compensation	(6,700,248)	(5,636,154)
Accumulated deficit	(64,275,166)	(62,151,988)
Total stockholders’ equity	6,018,883	7,568,335

Total liabilities and stockholders’ equity	$65,809,248	$61,560,179

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$6,960,553	$7,157,379	$14,732,232	$13,745,411
Cost of services	5,674,887	5,591,534	11,518,282	10,843,835
Gross profit	1,285,666	1,565,845	3,213,950	2,901,576

Selling, general and administrative:
Stock-based compensation	348,393	356,103	636,103	639,511
Other SG&A expenses	1,856,924	1,970,555	3,979,030	3,632,294
Depreciation and amortization	382,244	496,994	770,039	983,542
Total selling, general and administrative expenses	2,587,561	2,823,652	5,385,172	5,255,347

Operating (loss)	(1,301,895)	(1,257,807)	(2,171,222)	(2,353,771)

Other income and (expense):
Interest income	1,487	22,620	12,643	45,694
Other income (expense)	38	(424)	726	(423)
Other income and (expense), net	1,525	22,196	13,369	45,271

(Loss) before income taxes	(1,300,370)	(1,235,611)	(2,157,853)	(2,308,500)
Income tax expense (benefit)	(12,201)	40,000	(34,675)	40,000

Net (loss)	$(1,288,169)	$(1,275,611)	$(2,123,178)	$(2,348,500)

Basic (loss) per common share:	$(0.10)	$(0.10)	$(0.16)	$(0.18)
Diluted (loss) per common share:	$(0.10)	$(0.10)	$(0.16)	$(0.18)
Weighted average common shares outstanding
Basic	13,173,009	13,041,799	13,150,119	12,831,828
Diluted	13,173,009	13,041,799	13,150,119	12,831,828

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss)	$(2,123,178)	$(2,348,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	270,038	483,542
Amortization	500,001	500,000
Non-cash stock-based compensation	636,103	639,511
Amortization of warrant costs	17,973	17,970
Changes in current assets and current liabilities:
Accounts receivable	149,794	(354,550)
Prepaid expenses and other	(4,039)	(99,853)
Operating lease right-of-use assets	114,127	(2,614,006)
Other assets	(24,568)	(6,023)
Accounts payable and accrued expenses	(139,748)	31,156
Operating lease liabilities	(110,725)	2,766,034
Prepaid card load obligations	18,752,859	105,616
Merchant reserves	(1,586,565)	(1,570,912)
Deferred revenue	(26,470)	130,000
Deferred rent	—	(79,748)
Net cash provided (used) by operating activities	16,425,602	(2,399,763)

Investing activities:
Purchases of property and equipment	(334,688)	(333,205)
Net cash (used) by investing activities	(334,688)	(333,205)

Financing activities:
Proceeds from PPP Loan Program	813,500	—
Proceeds from public offering, net of expenses	—	1,793,905
Purchases of treasury stock	(82,448)	(50,515)
Net cash provided by financing activities	731,052	1,743,390

Change in cash, cash equivalents, prepaid card load assets and merchant reserves	16,821,966	(989,578)
Cash, cash equivalents, prepaid card load assets and merchant reserves, beginning of period	12,682,918	15,340,980

Cash, Cash Equivalents, Prepaid Card Load Assets and Merchant Reserves, End of Period	$29,504,884	$14,351,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	72,081
Non-cash transactions:
Issuance of deferred stock compensation	1,559,520	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

Issuance of common stock under equity incentive plan	1,500,544	1,500	1,641,304	—	(1,559,520)	—	83,284
Warrant compensation costs	—	—	8,988	—	—	—	8,988
Deferred compensation amortization	—	—	—	—	267,207	—	267,207
Purchase of treasury stock	—	—	—	(55,819)	—	—	(55,819)
Net (loss) for the period	—	—	—	—	—	(1,288,169)	(1,288,169)

Balance at June 30, 2020	19,776,121	$188,207	$78,773,990	$(1,967,900)	$(6,700,248)	$(64,275,166)	$6,018,883

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726
Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

Issuance of common stock under equity incentive plan	53,445	53	133,462	—	—	—	133,515
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	222,585	—	222,585
Reversal of deferred stock compensation that did not vest	(6,000)	(6)	(13,254)	—	13,260	—	—
Purchase of treasury stock	—	—	—	(28,693)	—	—	(28,693)
Net (loss) for the period	—	—	—	—	—	(1,275,611)	(1,275,611)

Balance at June 30, 2019	18,008,577	$186,439	$76,558,492	$(1,864,061)	$(5,810,035)	$(59,384,741)	$9,686,094

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

The following table presents the Company's payment processing service revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

ACH and complementary service revenue	$1,779,245	$2,358,425	$4,016,991	$4,716,211
Credit card revenue	4,588,199	4,423,463	9,570,857	8,327,869
Prepaid card services revenue	593,109	375,491	1,144,384	701,331
Total revenue	$6,960,553	$7,157,379	$14,732,232	$13,745,411

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $97,059 and $123,529 at June 30, 2020 and December 31, 2019, respectively.

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

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by the customer. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability.

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets and merchant reserves is as follows for each period presented:

	Six Months Ended June 30,
	2020	2019

Beginning cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,137,580	$2,159,698
Prepaid card load assets	528,434	535,479
Merchant reserves	10,016,904	12,645,803
Total	$12,682,918	$15,340,980

Ending cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$1,793,252	$2,635,416
Prepaid card load assets	19,281,293	641,095
Merchant reserves	8,430,339	11,074,891
Total	$29,504,884	$14,351,402

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $186,067 and $123,165 at June 30, 2020 and December 31, 2019, respectively.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the six months ended June 30, 2020 and June 30, 2019, the Company capitalized $313,983 and $238,248, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2019 or during the six months ended June 30, 2020. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2020 and December 31, 2019, the Company’s reserve for processing losses was $490,893 and $506,153 respectively.

Recently Adopted Accounting Pronouncements: In February 2016, the FASB issued, "Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with initial terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Similar to previous guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for the Company on January 1, 2019. As a lessee, this standard primarily impacted the Company's accounting for leased facilities and office equipment, for which the Company recognized right of use assets of $2,688,412 and a corresponding lease liability of $2,775,259 on the Company's consolidated balance sheet on January 1, 2019.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 to identify the change in prepaid card load obligations previously reported in accrued expenses. This change in classification does not affect previously reported results of operations in the Consolidated Income Statement, and cash activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2019.

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarter ended June 30, 2020 and 2019, operating lease expenses totaled $61,049 and $62,326, respectively.  For the six months ended June 30, 2020 and 2019, operating lease expenses totaled $128,693 and $117,012, respectively.

Operating lease liabilities as of June 30, 2020 will require the following payments:

2020 (six months)	$172,409
2021	343,423
2022	351,334
2023	357,695
2024	356,250
Thereafter	1,469,679
Total minimum lease payments	3,050,790
Less imputed interest	(525,718)
Total lease liabilities	$2,525,072

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2020	December 31, 2019

Accrued commissions	$381,652	$530,908
Reserve for merchant losses	490,893	506,153
Other accrued expenses	214,824	92,385
Accrued taxes	160,605	99,850
Accrued salaries	130,315	131,255
Total accrued expenses	$1,378,289	$1,360,551

Note 4. PPP Loan Payable

The Company received funding under the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, the Company received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first six months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The Company used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company's loan forgiveness documentation is in the process of being filed with the Small Business Administration.  The determination of how much of the loan, if any, may be subject to forgiveness will be determined by the Small Business Administration.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the six months ended June 30, 2020 and 2019 was $17,973 and $17,970, respectively.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised.

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

On April 1, 2020, the Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Vaden Landers (150,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs), Brad Rollins (30,000 RSUs) and Miguel Chapa (30,000 RSUs).

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to the Company from the private offering were $3.0 million.

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(1,288,169)	$(1,275,611)	$(2,123,178)	$(2,348,500)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	13,173,009	13,041,799	13,150,119	12,831,828
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	13,173,009	13,041,799	13,150,119	12,831,828
Basic (loss) per common share	$(0.10)	$(0.10)	$(0.16)	$(0.18)
Diluted (loss) per common share and common share equivalent	$(0.10)	$(0.10)	$(0.16)	$(0.18)

The awards and options to purchase shares of common stock that were outstanding at June 30, 2020 and June 30, 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2020	2019
Anti-dilutive awards and options	5,467,780	3,874,139

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

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $10.0 million against the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At December 31, 2019, the Company had available net operating loss carryforwards of approximately $48.2 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and begin to expire in 2021. Effective for tax years ending in 2018, net operating losses can be carried forward to future years indefinitely. Approximately $0.1 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 8. Related Party Transactions

Louis Hoch

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company purchased a total of $0 and $13,831, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company received $0 and $6,665, respectively, in revenue from Lush Rooftop. Miguel Chapa, a member of our Board of Directors, was an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, was also a minority owner of Lush Rooftop. The relationship ended in September, 2019 when the business was sold.

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company received $3,219 and $24,363, respectively, in revenue from BLVD Bar and Lounge. Miguel Chapa, a member of the Company's Board of Directors, is an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, is also an owner of BLVD Bar and Lounge. In May, 2020, both Mr. Chapa and Mr. Hoch sold all their interests in BLVD.  The Company retained the card processing business.

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

Note 9. Legal Proceedings

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

Note 10. Subsequent Events

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to the Company from the private offering were $3.0 million.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised.

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

Name Change

Effective on June 26, 2019 we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH processing, credit card, PINless debit, prepaid card and debit card-based processing services. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, to manage allowances, and to share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™ and Samsung Pay™.

During the second quarter of 2020, the volume of credit card transactions processed increased by 26% versus the second quarter of 2019.  The amount of credit card dollars processed during the second quarter of 2020 increased by 2% compared to the same time period in 2019. Credit card transactions processed were the highest in our history and dollars processed were the second highest in the Company's history.  Both metrics were achieved despite widespread second quarter industry weakness related to COVID-19 impacts.  The continued growth in credit card metrics was primarily attributable to our card processing growth initiatives with the Integrated Payments (Payment Facilitation) segment due to increased penetration of multiple industries including healthcare and legal verticals.  We experienced an April decline of nearly $10 million of credit card processing volume in the Singular portfolio primarily attributable to mandated closures to dental practices in the portfolio. Revenues of these merchants increased in May and June 2010 and have returned to pre-COVID-19 revenue levels as these merchants have reopened.

ACH (eCheck) transaction volumes during the second quarter of 2020 decreased by 21% compared to the second quarter of 2019. Returned check transactions processed during the second quarter of 2020 decreased by 50% compared to the second quarter of 2019.  The decreases in eCheck transactions and returned check transactions were primarily attributable to lower volumes experienced by our consumer lending merchants as a result of COVID-19 impacts. We expect COVID-19 to continue to hamper growth in the Company's ACH business in the third quarter due to the increases in unemployment and the effects on the consumer credit ratings. The Company has a high degree of confidence the ACH business will recover once unemployment decreases and as consumer government assistance programs are curtailed.

Prepaid card load volume during the second quarter of 2020 increased by 64% compared to the second quarter of 2019. Prepaid card transaction volumes during the second quarter of 2020 increased by 47% compared to the second quarter of 2019. These increases occurred primarily due to the implementation and sales of newly created prepaid government assistance programs.

Total dollars processed for the second quarter of 2020 were $694 million compared to $876 million in the second quarter of 2019.

We reported a net loss of $1.3 million for the three months ended June 30, 2020 compared to a net loss of $1.3 million for the three months ended June 30, 2019. We reported a net loss of $2.1 million for the six months ended June 30, 2020 compared to a net loss of $2.3 million for the three months ended June 30, 2019.

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

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$1,779,245	$2,358,425	$(579,180)	(24.6)%
Credit card revenue	4,588,199	4,423,463	164,736	3.7%
Prepaid card services revenue	593,109	375,491	217,618	58.0%
Total Revenue	$6,960,553	$7,157,379	$(196,826)	(2.7)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$4,016,991	$4,716,211	$(699,220)	(14.8)%
Credit card revenue	9,570,857	8,327,869	1,242,988	14.9%
Prepaid card services revenue	1,144,384	701,331	443,053	63.2%
Total Revenue	$14,732,232	$13,745,411	$986,821	7.2%

Revenues for the quarter ended June 30, 2020 decreased by 2.7% to $7.0 million, as compared to $7.2 million for the quarter ended June 30, 2019. The revenue decrease resulted primarily from declines in processing volumes by our consumer lending merchants offset by revenue growth in our growth initiative programs in the credit card and prepaid portfolios.  Revenues for the six months ended June 30, 2020 increased 7.2% to $14.7 million, as compared to $13.7 million for the six months ended June 30, 2019. The revenue increase resulted from growth in our credit card and prepaid growth initiative programs offset by declines in our ACH and return check processing volumes.

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

Cost of services increased by 1% to $5.7 million for the quarter ended June 30, 2020, as compared to $5.6 million for the same period in the prior year. Cost of services increased by 6% to $11.5 million for the six months ended June 30, 2020, as compared to $10.8 million for the same period in the prior year. The increases in the quarter and six-month period ended June 30, 2020, as compared to the same period in the prior year, were primarily due to the increased credit card and prepaid transaction costs associated with higher revenues.

Gross Profit

Gross profit is the net profit existing after the cost of services. Gross profits decreased by 18% to $1.3 million for the quarter ended June 30, 2020, as compared to $1.6 million for the same period in the prior year. The decrease in gross profit for the quarter ended June 30, 2020, as compared to the same period in the prior year, was primarily a result of lower ACH revenues and profits as a result of COVID-19 impacts on consumer lending merchants. Gross profits for the six months ended June 30, 2020 increased by 11% to $3.2 million as compared to $2.9 million for the same period in the prior year primarily as a result of strong revenue and gross profit growth in the quarter ended March 31, 2020. The increase in gross profit for the six months ended June 30, 2020, as compared to the same period in the prior year, was primarily driven by gains in profitability from our credit card and prepaid portfolios.

Stock-based Compensation

Stock-based compensation expenses were relatively unchanged at $348,393 and $356,103 for the quarters ended June 30, 2020 and 2019, respectively. Stock-based compensation expenses for the six months ended June 30, 2020 and 2019, were relatively unchanged at $636,103 and $639,511 respectively.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (SG&A) decreased by 6% to $1.9 million for the quarter ended June 30, 2020, as compared to $2.0 million for the same period in the prior year. The decrease in other selling, general and administrative expenses for the quarter ended June 30, 2020 was primarily attributable to lower travel and travel related expenses in 2020 related to COVID-19 travel restrictions coupled with lower one-time expenses.  Other SG&A expenses for the six months ended June 30, 2020 increased by 10% to $4.0 million compared to $3.6 for the six months ended June 30, 2019.  The increase was the result of a 27.7% increase in other SG&A expenses in the quarter ended March 31, 2020 versus the expenses in the quarter ended March 31, 2019 due to investments in the prepaid and PayFac growth initiatives.

Depreciation and Amortization

Depreciation and amortization totaled $0.4 million and $0.5 million for the quarters ended June 30, 2020 and June 30, 2019, respectively, and $0.8 million and $1.0 for the six months ended June 30, 2020 and June 30, 2019, respectively.

Other Income (Expense)

Other income was $1,525 for the quarter ended June 30, 2020 compared to other income of $22,196 for the quarter ended June 30, 2019.  For the six months ended June 30, 2020 and June 30, 2019, other income was $13,369 and $45,271, respectively.  Lower interest-bearing merchant reserves and lower interest rates drove the lower other income.

Net Loss

We reported a net loss of $1.3 million for the quarter ended June 30, 2020, as compared to a net loss of $1.3 million for the same period in the prior year. We reported a net loss of $2.1 million for the six months ended June 30, 2020, as compared to a net loss of $2.3 million for the same period in the prior year.

Liquidity and Capital Resources

At June 30, 2020, we had $1.8 million of cash and cash equivalents, as compared to $2.1 million of cash and cash equivalents at December 31, 2019.

We received funding under the Paycheck Protection Program, or PPP, as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration. Under the terms of the Note, we received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first six months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP Loan, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company's loan forgiveness documentation is in the process of being filed with the Small Business Administration.  The determination of how much of the loan, if any, may be subject to forgiveness will be determined by the Small Business Administration.

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to us from the private offering were $3.0 million.

Cash Flows

We reported a net loss of $1.3 million for the quarter ended June 30, 2020 and a net loss of $2.1 million for the six months ended June 30, 2020. At June 30, 2020, we had an accumulated deficit of $64.3 million. Additionally, we had working capital of $0.7 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets and net lease assets was $16.4 million and net cash used by operating activities of $2.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Excluding merchant reserves, prepaid card load assets and lease right-of-use assets and liabilities, our cash used by operating activities was $0.7 million and $1.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We continue to invest resources and infrastructure in our prepaid and PayFac integrated payments growth initiatives to achieve scale in these business lines.

Net cash used by investing activities was $334,688 and $333,205 for the six months ended June 30, 2020 and June 30, 2019, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.

Net cash provided from financing activities for the six months ended June 30, 2020 and June 30, 2019 was $0.7 million and $1.7 million, respectively.  The 2020 cash provided from financing activities was as a result of the $813,500 proceeds from the PPP loan in April, 2020. The 2019 net cash provided by financing activities was a result of the February 2019 public offering which raised $1.8 million in net proceeds.

Material Trends and Uncertainties

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has spread to all parts of the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, and there are many unknowns.

As a result of the spread of COVID-19, economic uncertainties have arisen which could impact our operations. Any potential incremental financial impact is unknown at this time. While we have seen a large impact to our operations and results in the second quarter of 2020, we cannot determine the long-term impact on our business going forward. We experienced a decline in our ACH consumer lending business during the second quarter. We also experienced an April decline our Singular credit card portfolio primarily attributable to mandated closures to dental practices in the portfolio. Revenues from these merchants increased in May and June 2020 and have returned to pre-COVID-19 levels as these merchants have reopened.

The COVID-19 pandemic has caused various business disruptions through mandated and voluntary closings. While the closures were temporary, there is considerable uncertainty whether new closures will occur in hot spot areas. We are implementing actions as prescribed by government health officials. All of our offices are currently open. We continue to monitor the impact of the COVID-19 outbreak closely.

We have limited exposure to retail, or face-to-face processing and our non-face-to-face processing can continue should we have to operate remotely.  We saw an increase in remote payment processing and our credit card processing.  We expect this trend to continue in the remainder of the year.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2020 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On July 1, 2020, we issued 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering to an accredited investor.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2020, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2020	44,484	$1.19	829,709	$1,321,316
May 1 - May 31, 2020	445	$1.82	830,154	$1,320,507
June 1 - June 30, 2020	1,133	$2.01	831,287	$1,318,229
Total	46,062			$1,318,229

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

10.39+

Securities Purchase Agreement between Usio, Inc. and Topline Capital Partners, L.P. dated July 1, 2020 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2020, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1

Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: August 13, 2020	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)