Form 10-Q
period 2020-09-30
Usio, Inc.
filed 2020-11-12
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, the number of outstanding shares of the registrant's common stock was 24,759,545.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,405,119	$2,137,580
Accounts receivable, net	1,219,370	1,274,001
Settlement processing assets	24,079,975	38,906,780
Prepaid card load assets	7,906,580	528,434
Prepaid expenses and other	185,109	183,575
Current assets before merchant reserves	44,796,153	43,030,370
Merchant reserves	8,234,404	10,016,904
Total current assets	53,030,557	53,047,274

Property and equipment, net	1,729,614	1,557,521

Other assets:
Intangibles, net	1,926,426	2,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,308,736	2,480,902
Other assets	422,418	404,055
Total other assets	6,051,580	6,955,384

Total assets	$60,811,751	$61,560,179

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$405,334	$419,849
Accrued expenses	1,303,757	1,360,551
Operating lease liabilities, current portion	236,700	356,184
Settlement processing obligations	24,079,975	38,906,780
Prepaid card load obligations	7,906,580	528,434
Deferred revenues	83,824	123,529
PPP Loan payable, current portion	342,096	—
Current liabilities before merchant reserve obligations	34,358,266	41,695,327
Merchant reserve obligations	8,234,404	10,016,904
Total current liabilities	42,592,670	51,712,231

Non-current liabilities:
PPP Loan payable, non-current portion	471,404	—
Operating lease liabilities, non-current portion	2,230,639	2,279,613
Total liabilities	45,294,713	53,991,844

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,887,785 and 18,224,577 issued, and 24,665,486 and 17,104,998 outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	194,318	186,656
Additional paid-in capital	88,392,782	77,055,273
Treasury stock, at cost; 1,222,299 and 1,119,579 shares at September 30, 2020 (unaudited) and December 31, 2019, respectively	(2,065,763)	(1,885,452)
Deferred compensation	(5,793,116)	(5,636,154)
Accumulated deficit	(65,211,183)	(62,151,988)
Total stockholders’ equity	15,517,038	7,568,335

Total liabilities and stockholders’ equity	$60,811,751	$61,560,179

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$8,137,077	$7,087,732	$22,869,309	$20,833,143
Cost of services	6,414,807	5,539,314	17,933,089	16,383,149
Gross profit	1,722,270	1,548,418	4,936,220	4,449,994

Selling, general and administrative:
Stock-based compensation	267,223	315,259	903,326	954,770
Other SG&A expenses	1,976,191	1,969,877	5,955,221	5,602,171
Depreciation and amortization	390,216	491,749	1,160,255	1,475,291
Total selling, general and administrative expenses	2,633,630	2,776,885	8,018,802	8,032,232

Operating (loss)	(911,360)	(1,228,467)	(3,082,582)	(3,582,238)

Other income and (expense):
Interest income	10,157	20,781	22,800	66,475
Other income (expense)	186	608	912	185
Other income and (expense), net	10,343	21,389	23,712	66,660

(Loss) before income taxes	(901,017)	(1,207,078)	(3,058,870)	(3,515,578)
Income tax expense	35,000	31,956	325	71,956

Net (loss)	$(936,017)	$(1,239,034)	$(3,059,195)	$(3,587,534)

Basic (loss) per common share:	$(0.06)	$(0.09)	$(0.22)	$(0.28)
Diluted (loss) per common share:	$(0.06)	$(0.09)	$(0.22)	$(0.28)
Weighted average common shares outstanding
Basic	15,474,171	13,054,962	13,924,803	12,906,206
Diluted	15,474,171	13,054,962	13,924,803	12,906,206

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net (loss)	$(3,059,195)	$(3,587,534)
Adjustments to reconcile net (loss) to net cash provided / (used) by operating activities:
Depreciation	410,254	725,291
Amortization	750,001	750,000
Non-cash stock-based compensation	903,326	954,770
Amortization of warrant costs	26,958	26,955
Changes in current assets and current liabilities:
Accounts receivable	54,631	55,504
Prepaid expenses and other	(1,534)	(111,230)
Operating lease right-of-use assets	172,166	(2,547,803)
Other assets	(18,363)	(26,665)
Accounts payable and accrued expenses	(71,309)	294,717
Operating lease liabilities	(168,458)	2,700,742
Prepaid card load obligations	7,378,146	189,854
Merchant reserves	(1,782,500)	(2,443,899)
Deferred revenue	(39,705)	116,765
Deferred rent	—	(79,748)
Net cash provided (used) by operating activities	4,554,418	(2,982,281)

Investing activities:
Purchases of property and equipment	(582,347)	(536,405)
Net cash (used) by investing activities	(582,347)	(536,405)

Financing activities:
Proceeds from PPP Loan Program	813,500	—
Proceeds from public offering, net of expenses	7,257,925	1,793,905
Proceeds from private offering	3,000,000	—
Purchases of treasury stock	(180,311)	(52,584)
Net cash provided by financing activities	10,891,114	1,741,321

Change in cash, cash equivalents, prepaid card load assets and merchant reserves	14,863,185	(1,777,365)
Cash, cash equivalents, prepaid card load assets and merchant reserves, beginning of period	12,682,918	15,340,980

Cash, Cash Equivalents, Prepaid Card Load Assets and Merchant Reserves, End of Period	$27,546,103	$13,563,615

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	93,525	82,206
Non-cash transactions:
Issuance of deferred stock compensation	1,559,520	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

Issuance of common stock under equity incentive plan	1,500,544	1,500	1,641,304	—	(1,559,520)	—	83,284
Warrant compensation costs	—	—	8,988	—	—	—	8,988
Deferred compensation amortization	—	—	—	—	267,207	—	267,207
Purchase of treasury stock	—	—	—	(55,819)	—	—	(55,819)
Net (loss) for the period	—	—	—	—	—	(1,288,169)	(1,288,169)

Balance at June 30, 2020	19,776,121	$188,207	$78,773,990	$(1,967,900)	$(6,700,248)	$(64,275,166)	$6,018,883

Issuance of common stock under equity incentive plan	32,323	32	149,961	—	—	—	149,993
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	27,051	27	(27)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(450,000)	(450)	(791,550)	—	594,900	—	(197,100)
Issuance of common stock, public offering	4,705,883	4,705	7,253,220	—	—	—	7,257,925
Issuance of common stock, private offering	1,796,407	1,797	2,998,203	—	—	—	3,000,000
Deferred compensation amortization	—	—	—	—	312,232	—	312,232
Purchase of treasury stock	—	—	—	(97,863)	—	—	(97,863)
Net (loss) for the period	—	—	—	—	—	(936,017)	(936,017)

Balance at September 30, 2020	25,887,785	$194,318	$88,392,782	$(2,065,763)	$(5,793,116)	$(65,211,183)	$15,517,038

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock under equity incentive plan	62,222	62	58,551	—	—	—	58,613
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,795	—	224,795
Purchase of treasury stock	—	—	—	(21,822)	—	—	(21,822)
Net (loss) for the period	—	—	—	—	—	(1,072,889)	(1,072,889)

Balance at March 31, 2019	17,961,132	$186,392	$76,429,299	$(1,835,368)	$(6,045,880)	$(58,109,130)	$10,625,313

Issuance of common stock under equity incentive plan	53,445	53	133,462	—	—	—	133,515
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	222,585	—	222,585
Reversal of deferred stock compensation that did not vest	(6,000)	(6)	(13,254)	—	13,260	—	—
Purchase of treasury stock	—	—	—	(28,693)	—	—	(28,693)
Net (loss) for the period	—	—	—	—	—	(1,275,611)	(1,275,611)

Balance at June 30, 2019	18,008,577	$186,439	$76,558,492	$(1,864,061)	$(5,810,035)	$(59,384,741)	$9,686,094

Issuance of common stock under equity incentive plan	2,500	3	92,483	—	—	—	92,486
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	224,464	—	224,464
Reversal of deferred stock compensation that did not vest	—	—	(1,691)	—	—	—	(1,691)
Purchase of treasury stock	—	—	—	(2,069)	—	—	(2,069)
Net (loss) for the period	—	—	—	—	—	(1,239,034)	(1,239,034)

Balance at September 30, 2019	18,011,077	$186,442	$76,658,269	$(1,866,130)	$(5,585,571)	$(60,623,775)	$8,769,235

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

The following table presents the Company's payment processing service revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

ACH and complementary service revenue	$2,063,458	$2,313,742	$6,080,449	$7,029,953
Credit card revenue	5,076,591	4,467,189	14,647,448	12,795,058
Prepaid card services revenue	997,028	306,801	2,141,412	1,008,132
Total revenue	$8,137,077	$7,087,732	$22,869,309	$20,833,143

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $83,824 and $123,529 at September 30, 2020 and December 31, 2019, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets and merchant reserves is as follows for each period presented:

	Nine Months Ended September 30,
	2020	2019

Beginning cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$2,137,580	$2,159,698
Prepaid card load assets	528,434	535,479
Merchant reserves	10,016,904	12,645,803
Total	$12,682,918	$15,340,980

Ending cash, cash equivalents, prepaid card load assets and merchant reserves:
Cash and cash equivalents	$11,405,119	$2,636,378
Prepaid card load assets	7,906,580	725,333
Merchant reserves	8,234,404	10,201,904
Total	$27,546,103	$13,563,615

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $236,891 and $123,165 at September 30, 2020 and December 31, 2019, respectively.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended September 30, 2020 and September 30, 2019, the Company capitalized $178,311 and $147,459, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2019 or during the nine months ended September 30, 2020. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2020 and December 31, 2019, the Company’s reserve for processing losses was $491,659 and $506,153 respectively.

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

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarter ended September 30, 2020 and 2019, operating lease expenses totaled $58,039 and $66,223, respectively.  For the nine months ended September 30, 2020 and 2019, operating lease expenses totaled $186,731 and $183,225, respectively.

Operating lease liabilities as of September 30, 2020 will require the following payments:

2020 (three months)	$86,424
2021	343,423
2022	351,334
2023	357,695
2024	356,250
Thereafter	1,469,679
Total minimum lease payments	2,964,805
Less imputed interest	(497,466)
Total lease liabilities	$2,467,339

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2020	December 31, 2019

Accrued commissions	$391,616	$530,908
Reserve for merchant losses	491,659	506,153
Other accrued expenses	74,432	92,385
Accrued taxes	107,862	99,850
Accrued salaries	238,188	131,255
Total accrued expenses	$1,303,757	$1,360,551

Note 4. PPP Loan Payable

The Company received funding under the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, the Company received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first ten months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The Company used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. The Company's loan forgiveness documentation has been filed with the Small Business Administration.  The determination of how much of the loan, if any, may be subject to forgiveness will be determined by the Small Business Administration.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the nine months ended September 30, 2020 and 2019 was $26,958 and $26,955, respectively.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised by FanCards, LLC.

Equity Transactions: On February 14, 2019, the Company entered into a placement agency agreement with Maxim Group LLC for the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. The Company agreed to pay Maxim a cash fee equal to 6% of the aggregate gross proceeds raised in the offering as well as legal fees and expenses of up to $40,000. The net proceeds to the Company from the public offering were $1.8 million, after deducting the offering expenses and fees payable by the Company.

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

On September 25, 2020, the Company entered into a placement agency agreement with Ladenburg Thalmann & Company Inc. for the issuance and sale of an aggregate of 4,705,883 shares of common stock at an offering price of $1.70 per share in a public offering. The Company agreed to pay Ladenburg a cash fee of equal to $0.12325 per share of common stock sold in the offering as well as legal fees and expenses of up to $100,000. The net proceeds to the Company from the public offering were $7.4 million, after deducting the offering expenses and fees payable by the Company.

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(936,017)	$(1,239,034)	$(3,059,195)	$(3,587,534)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	15,474,171	13,054,962	13,924,803	12,906,206
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	15,474,171	13,054,962	13,924,803	12,906,206
Basic (loss) per common share	$(0.06)	$(0.09)	$(0.22)	$(0.28)
Diluted (loss) per common share and common share equivalent	$(0.06)	$(0.09)	$(0.22)	$(0.28)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2020 and September 30, 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2020	2019
Anti-dilutive awards and options	5,244,265	3,868,935

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

Note 8. Related Party Transactions

Louis Hoch

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company purchased a total of $4,831 and $13,831, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Miguel Chapa and Louis Hoch

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company received $0 and $6,665, respectively, in revenue from Lush Rooftop. Miguel Chapa, a former member of our Board of Directors, was an owner of Lush Rooftop. Louis Hoch, the Company’s President and Chief Executive Officer, was also a minority owner of Lush Rooftop. The relationship ended in September, 2019 when the business was sold.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company received $3,219 and $24,363, respectively, in revenue from BLVD Bar and Lounge. Miguel Chapa, a former member of the Company's Board of Directors, was an owner in BLVD Bar and Lounge. Louis Hoch, the Company’s President and Chief Executive Officer, was also an owner of BLVD Bar and Lounge. In May 2020, both Mr. Chapa and Mr. Hoch sold all their interests in BLVD.  The Company retained the card processing business.

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

As approved by the Company's Compensation Committee, on November 1, 2020, we issued 136,891 shares of common stock to Mr. Louis Hoch, the Company's Chief Executive Officer, valued at $216,000 at the closing price of $1.5779 per share from October 15, 2020 in satisfaction of the terms of the additional bonus of the employment agreement. As part of the transaction, on November 1, 2020, the Company repurchased 54,756 shares from Mr. Hoch to cover withholding taxes due.

Note 9. COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has spread to all parts of the United States, including markets in which the Company operates. The ongoing COVID-19 outbreaks have had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic.

As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

Note 10. Legal Proceedings

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

Note 11. Subsequent Events

As approved by the Company's Compensation Committee, on November 1, 2020, the Company issued 136,891 shares of common stock to Mr. Louis Hoch, the Company's Chief Executive Officer, valued at $216,000 at the closing price of $1.5779 per share from October 15, 2020 in satisfaction of the terms of the additional bonus of the employment agreement. As part of the transaction, on November 1, 2020, the Company repurchased 54,756 shares from Mr. Hoch to cover withholding taxes due.

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

During the third quarter of 2020, the volume of credit card transactions processed increased by 81% versus the third quarter of 2019.  The amount of credit card dollars processed during the third quarter of 2020 increased by 15% compared to the same time period in 2019. Both credit card transactions processed and dollars processed were the highest in our history.  Both metrics were achieved despite widespread third quarter industry weakness related to COVID-19 impacts.  The continued growth in credit card metrics was primarily attributable to our card processing growth initiatives with the Integrated Payments (Payment Facilitation) segment due to increased penetration of multiple industries including healthcare and legal.  In April, we experienced a decline of nearly $10 million of credit card processing volume in the Singular portfolio primarily attributable to mandated closures to dental and veterinary practices in the portfolio. Revenues of these merchants increased in May and June 2020 and throughout the third quarter returning to pre-COVID-19 revenue levels as these merchants have reopened.

ACH (eCheck) transaction volumes during the third quarter of 2020 decreased by 18% compared to the third quarter of 2019. Returned check transactions processed during the third quarter of 2020 decreased by 39% compared to the third quarter of 2019.  The decreases in eCheck transactions and returned check transactions were primarily attributable to lower volumes experienced by our non-bank consumer lending merchants as a result of COVID-19 impacts. While we experienced sequential growth in both transactions and returned checks processed in the third quarter as compared to the second quarter, we expect COVID-19 to continue to hamper growth in our ACH business in the fourth quarter due to the increases in unemployment and the effects on the consumer credit ratings. We have a high degree of confidence the ACH business will recover once unemployment decreases and as consumer government assistance programs are curtailed.

Prepaid card load volume during the third quarter of 2020 increased by 329% compared to the third quarter of 2019. Prepaid card transaction volumes during the third quarter of 2020 increased by 170% compared to the third quarter of 2019. These increases occurred primarily due to the implementation and sales of many newly created prepaid government assistance programs including organizations such as the Mayors Fund to Advance New York City, Greater Washington Community Foundation (Washington DC Program), United Way of Central and Northeastern Connecticut, Mayor's Fund for Los Angeles, New York Immigration Coalition, One Fair Wage, Inc. and Dorcas International of RI.

Total dollars processed for the third quarter of 2020 were $852 million compared to $915 million in the third quarter of 2019.

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

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$2,063,458	$2,313,742	$(250,284)	(10.8)%
Credit card revenue	5,076,591	4,467,189	609,402	13.6%
Prepaid card services revenue	997,028	306,801	690,227	225.0%
Total Revenue	$8,137,077	$7,087,732	$1,049,345	14.8%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$6,080,449	$7,029,953	$(949,504)	(13.5)%
Credit card revenue	14,647,448	12,795,058	1,852,390	14.5%
Prepaid card services revenue	2,141,412	1,008,132	1,133,280	112.4%
Total Revenue	$22,869,309	$20,833,143	$2,036,166	9.8%

Revenues for the quarter ended September 30, 2020 increased by 14.8% to $8.1 million, as compared to $7.1 million for the quarter ended September 30, 2019. The revenue increase resulted primarily from revenue growth in our prepaid and credit card portfolios offset by declines in our consumer lending portfolios within our ACH business.  Revenues for the nine months ended September 30, 2020 increased 9.8% to $22.9 million, as compared to $20.8 million for the nine months ended September 30, 2019. The revenue increase resulted from growth in our credit card and prepaid growth initiative programs offset by declines in our consumer lending portfolios within our ACH business.

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

Cost of services increased by 16% to $6.4 million for the quarter ended September 30, 2020, as compared to $5.5 million for the same period in the prior year. Cost of services increased by 9% to $17.9 million for the nine months ended September 30, 2020, as compared to $16.4 million for the same period in the prior year. The increases in the quarter and nine-month period ended September 30, 2020, as compared to the same period in the prior year, were primarily due to the increased credit card and prepaid transaction costs associated with higher revenues.

Gross Profit

Gross profit is the net profit existing after the cost of services. Gross profits increased by 11% to $1.7 million for the quarter ended September 30, 2020, as compared to $1.5 million for the same period in the prior year. The increase in gross profit for the quarter ended September 30, 2020, as compared to the same period in the prior year, was primarily a result of higher profits in our prepaid and credit card businesses offset by lower ACH profits from our consumer lending merchants. Gross profits for the nine months ended September 30, 2020 increased by 11% to $4.9 million as compared to $4.4 million for the same period in the prior year primarily as a result of strong revenue and gross profit growth in our prepaid and credit card portfolios offset by lower profits from our consumer lending merchants.

Stock-based Compensation

Stock-based compensation expenses decreased to $267,223 as a result of one-time cancellations of previously recorded stock compensation expenses for the quarter ended September 30, 2020 as compared to $315,259 for the quarter ended September 30, 2019. Stock-based compensation expenses for the nine months ended September 30, 2020 and 2019, were $903,326 and $954,770 respectively.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (SG&A) were flat at $2.0 million for the quarters ended September 30, 2020.  Other SG&A expenses for the nine months ended September 30, 2020 increased by 6% to $6.0 million compared to $5.6 for the nine months ended September 30, 2019.  The other SG&A increase reflects our continued investment in our prepaid and PayFac growth initiatives.

Depreciation and Amortization

Depreciation and amortization totaled $0.4 million and $0.5 million for the quarters ended September 30, 2020 and September 30, 2019, respectively, and $1.2 million and $1.5 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Other Income (Expense)

Other income was $10,343 for the quarter ended September 30, 2020 compared to other income of $21,389 for the quarter ended September 30, 2019.  For the nine months ended September 30, 2020 and September 30, 2019, other income was $23,712 and $66,660, respectively.  Lower interest-bearing merchant reserves and lower interest rates drove the lower other income.

Net Loss

We reported a net loss of $0.9 million for the quarter ended September 30, 2020, as compared to a net loss of $1.2 million for the same period in the prior year. We reported a net loss of $3.1 million for the nine months ended September 30, 2020, as compared to a net loss of $3.6 million for the same period in the prior year.

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

We believe that our success will depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators and providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing capabilities without significantly increasing our operating costs.

Liquidity and Capital Resources

At September 30, 2020, we had $11.4 million of cash and cash equivalents, as compared to $2.1 million of cash and cash equivalents at December 31, 2019.

We received funding under the Paycheck Protection Program, or PPP, as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration. Under the terms of the Note, we received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first ten months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP Loan, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. We filed the loan forgiveness documentation with the Small Business Administration.  How much of the loan, if any, may be subject to forgiveness will be determined by the Small Business Administration.

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to us from the private offering were $3.0 million.

On September 25, 2020, we entered into a placement agency agreement with Ladenburg Thalmann & Company Inc. for the issuance and sale of an aggregate of 4,705,883 shares of common stock at an offering price of $1.70 per share in a public offering. We agreed to pay Ladenburg a cash fee of equal to $0.12325 per share of common stock sold in the offering as well as legal fees and expenses of up to $100,000. The net proceeds to the Company from the public offering were $7.4 million, after deducting the offering expenses and fees payable by the Company.

Cash Flows

We reported a net loss of $0.9 million for the quarter ended September 30, 2020 and a net loss of $3.1 million for the nine months ended September 30, 2020. At September 30, 2020, we had an accumulated deficit of $65.2 million. Additionally, we had working capital of $10.4 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively.

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets and net lease assets was $4.6 million and net cash used by operating activities of $3.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Excluding merchant reserves, prepaid card load assets and lease right-of-use assets and liabilities, our cash used by operating activities was $1.0 million and $0.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. We continue to invest resources and infrastructure in our prepaid and PayFac integrated payments growth initiatives to achieve scale in these business lines.

Net cash used by investing activities was $582,347 and $536,405 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.

Net cash provided from financing activities for the nine months ended September 30, 2020 and September 30, 2019 was $10.9 million and $1.7 million, respectively.  The 2020 cash provided from financing activities was as a result of the $813,500 proceeds from the PPP loan in April, 2020 plus the July proceeds of $3.0 million from Topline Capital Partners, LP and net proceeds of $7.4 million from a public offering in September, 2020. The 2019 net cash provided by financing activities was a result of the February 2019 public offering which raised $1.8 million in net proceeds.

Material Trends and Uncertainties

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has spread to all parts of the United States, including in the markets in which we operate. The ongoing COVID-19 outbreaks have had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19.  There remain many uncertainties as a result of the pandemic.

As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time. While we have seen a limited impact to our operations and results in the third quarter of 2020, we cannot determine the long-term impact on our business going forward. We experienced a decline in our ACH consumer lending businesses during the second and third quarter. We also experienced an April decline our Singular credit card portfolio primarily attributable to mandated closures to dental practices in the portfolio. Revenues from these merchants increased in starting in May and June 2020 and have returned to pre-COVID-19 levels as these merchants have reopened.

The COVID-19 pandemic has caused various business disruptions through mandated and voluntary closings. While the closures were temporary, there is considerable uncertainty whether new closures will occur in hot spot areas. We are implementing actions as prescribed by government health officials. All of our offices are currently open and we continue to monitor the impact of the COVID-19 outbreak closely.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2020 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2020, we issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2020, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2020	32,392	$2.30	863,679	$1,243,668
August 1 - August 31, 2020	9,144	2.55	872,823	1,220,367
Total	41,536			$1,220,367

On January 6, 2019, we repurchased 11,860 shares of common stock at a closing price on January 6, 2019 of $1.84 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

On January 6, 2020, we repurchased 11,860 shares of common stock at a closing price on January 6, 2020 of $1.74 per share from Tom Jewell, our Chief Financial Officer to cover taxes due.

On November 1, 2020, we repurchased 54,756 shares of common stock at a closing price of $1.579 on October 15, 2020 per his employment agreement from Louis Hoch, our Chief Executive Officer to cover withholding taxes due.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

As approved by our Compensation Committee, on November 1, 2020, we issued 136,891 shares of common stock to Mr. Louis Hoch, our Chief Executive Officer, valued at $216,000 at the closing price of $1.5779 per share from October 15, 2020 in satisfaction of the terms of the additional bonus of the employment agreement. As part of the transaction, on November 1, 2020, we repurchased 54,756 shares from Mr. Hoch to cover withholding taxes due.

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

10.40	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.41*	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018.

10.42	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.43	Underwriting Agreement between the Company and Ladenburg Thalmann & Co., Inc. as representative, dated September 23, 2020 (included as exhibit 1.1 to the Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.44	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

16.1

Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Filed herewith.

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: November 12, 2020	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)