Form 10-K
period 2020-12-31
Usio, Inc.
filed 2021-03-30
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒] No

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, was $20,800,000 based on 10,661,703 shares of the registrant’s common stock held by non-affiliates on June 30, 2020 at the closing price of $1.95 per share as reported on the Nasdaq Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 18, 2021, the number of outstanding shares of the registrant's common stock was 25,030,668.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Stockholders.

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2020
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

PART I

ITEM 1. BUSINESS.

General

Usio, Inc. was founded under the name Billserv.com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26, 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100. Our website is located at www.usio.com. Information contained on our website does not constitute part of this report.

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

Through our Akimbo Now technology we offer a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force.

Usio, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail. E-checks are processed using the ACH network. We are one of seven companies that hold the prestigious NACHA certification for Third-Party Senders, and were the second company to receive the certification.

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

Our strategy is to drive growth through a leveraged, one to many, distribution model in the software development marketplace. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as legal, healthcare, property management, utilities and insurance. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

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

Output Solutions:  On December 15, 2020, we acquired the assets of Information Management Solutions, LLC ("IMS") in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force. We bought an existing portfolio of customers with a significant revenue stream. This acquisition increased our ability to grow new revenue streams and allows us to reenter the electronic bill presentment and payment revenue stream. The success of the IMS will continue to depend on our ability to realize the anticipated growth opportunities. We cannot assure you that we will be able to realize the anticipated growth opportunities.

Our websites are www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com. Information contained on our websites does not constitute part of this annual report.

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

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, widespread adoption of the Internet and a significant increase in card not present transactions and on-line shopping during COVID-19 work from home mandates. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments like Apple Pay®, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

In 2020 (and into 2021), we are transitioning from a traditional data center to a cloud provider. The transition provides greater speed and capacity, allowing the Company to process transactions faster per second. We developed process improvements with a focus on new tools designed to grow sales while improving our internal reporting capabilities. On the client facing front, we developed enhancements to our hosted payment pages, enrollment and onboarding tools for resellers and monthly reporting and new transaction reporting. For ACH processing, we developed our direct connection terminal into the FED. Through this direct connection terminal, we control the entire data flow and allows a later window for data transmission.

Largely due to our NACHA certification, we obtained a sponsoring bank and implemented a direct connection into the Fed ACH system and the sole use of a bank routing number. This connection allows us to lower overall processing costs, offer later cut off times, speed up the boarding process for merchants, and increase oversight into our ACH processing traffic.

We will continue to enhance our service offerings to meet customer demands as they arise.

Prepaid and Incentive Card Issuance. We also provide a variety of prepaid and incentive card issuance services and operate a prepaid core processing platform. We are a program manager and have card issuance agreements with Sunrise Banks, N.A. and Metropolitan Commercial Bank. We develop and manage a variety of prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general disbursement and corporate expense cards, primarily on behalf of our corporate clients and government entities. We exclusively issue Mastercard branded cards currently, but our platform also supports the issuance of Visa and Discover branded card programs. In addition, we design, develop and operate feature-rich cardholder web and mobile applications. These web and mobile applications can be branded and customized by corporate clients. In addition, our clients can also brand or white-label physical cards and card package materials, as well as digital cards stored in popular mobile wallets. Clients can order and load virtual and physical cards in bulk using a batch processing system available 24 hours a day, 7 days a week through the web or secure file transfer protocol, FTP. There are also more than 75 API endpoints available for direct client integrations. In addition to providing card issuance and money disbursement solutions to corporate clients, we issue general purpose consumer reloadable cards direct to consumers under the Akimbo and Stream card brands. These consumer card programs work as bank account alternatives or companion cards used for household budgets and allowances. Our card issuance platform is integrated to Mastercard’s Digital Enablement Services, or MDES, enabling full control of card provisioning to all popular mobile wallets, including Apple Pay®, Google Pay™ and Samsung Pay™. This integration has allowed our platform to offer several unique features to both cardholders and our corporate clients, including in-app provisioning, customized mobile wallet branding, and the real-time delivery of and access to the digital card prior to the receipt of the corresponding physical card. In general, our proprietary, full-stack card issuance and processing platform provides us with several competitive advantages as compared to other program managers and prepaid card providers. Our platform offers several features unavailable with nearly any other prepaid card processors. In addition, the platform and the current size of our organization enables us to prototype and deploy custom solutions much quicker than the competition. This is highlighted by the fact that several large / Fortune 500 tech and payments companies currently use our platform for research and developments purposes.

Output Solutions. With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force.

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

We also market and sell our prepaid card program directly to government entities, corporations and to consumers through the Internet. A major initiative will be the packaging and cross selling of our platform of payment options across our portfolio of merchants. As a part of this major initiative, we will continue to analyze our sales and marketing efforts to optimize productivity, increase sales force effectiveness, broaden our reach through reseller initiatives and advantageous alliances and effectively optimize sales and marketing expenses while meeting our revenue and profit objectives.

With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force and the ability to cross-sell existing service offerings to IMS customers and new Output Solutions services to existing Usio customers.

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased 30% to 4,984 customers at December 31, 2020 from 3,830 customers at December 31, 2019. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2020 or 2019.

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

Some of our material websites are www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

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

Employees

As of December 31, 2020, we had 89 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

The ongoing COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic.  As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

At this time, certain states are reducing mandated operating restrictions and efforts are underway to provide vaccinations to as many people as possible.  During 2020 and early 2021 the government issued several rounds of COVID-19 relief and stimulus payments, and other programs to stimulate economic activity and facilitate an economic recovery.

Our business was initially adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts which were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and the pause placed on past due amounts owed.   The level of activity for consumer lending merchants has not returned to pre-COVID levels.  We achieved a gain during COVID in our Prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  We were not impacted in the magnitude of other payment processors as our customer base had limited exposure to retail facing businesses.   Within that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and the well-being of our customers.

Loss of key resellers could reduce our revenue growth.

Our reseller sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth. If a reseller switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the reseller, and we risk losing existing merchants that were originally enrolled by the reseller, all of which could negatively affect our revenues and earnings. In early 2021, we lost one of our largest ACH customers because it is going out of business.  If we do not attract new customers or expand our relationships with other existing customers our revenues could be adversely affected.

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

We may not realize the opportunities from our acquisition of Information Management Solutions, LLC.

On December 15, 2020, we entered into an asset purchase agreement to purchase substantially all the assets of Information Management Solutions, LLC, a Texas limited liability company in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force. We bought an existing portfolio of customers with a significant revenue stream. This acquisition increased our ability to grow new revenue streams and allows the Company to reenter the electronic bill presentment and payment revenue stream. The success of the IMS acquisition will continue to depend on our ability to realize the anticipated growth opportunities. We cannot assure you that we will be able to realize the anticipated growth opportunities.

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

We have contractual relationships with Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust, Metropolitan Commercial Bank and TransPecos Bank, which are Originating Depository Financial Institutions, or ODFI, in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Metropolitan Commercial Bank, NABC and Evolve Bank & Trust, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Metropolitan Commercial Bank, Fifth Third Bank, Evolve Bank & Trust and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all four of Fifth Third Bank, Metropolitan Commercial Bank, Evolve Bank & Trust and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

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

We reported a net loss of $2.9 million and $5.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. Including these results, we have an accumulated deficit of $65.1 million at December 31, 2020. Our future operating results are not certain and we may incur future operating losses.

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

The establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. On October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts, or the Prepaid Account Rule. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements, adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. The Prepaid Account Rule took effect on April 1, 2019, subject to certain exceptions. On January 25, 2018, the CFPB announced certain changes to the Prepaid Account Rule, including allowing the error resolution and liability limitations protections to apply prospectively, after a consumer’s identity has been verified, and providing more flexibility to credit cards linked to digital wallets. On February 27, 2019, the CFPB also announced a streamline electronic submission system, or Collect, for prepaid account issuers to submit their prepaid account agreements, including fee information, to the CFPB. All prepaid account agreements offered as of April 1, 2019 must be uploaded to Collect by May 1, 2019. Thereafter, prepaid account issuers must make a submission to the CFPB within 30 days after a new agreement is offered, a previously submitted agreement is amended, or a previously submitted agreement is no longer offered. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

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

The California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA imposes expansive data privacy and data protection requirements for the data of California residents, and provides for significant penalties for non-compliance. The CCPA underwent multiple amendments prior to coming into effect and while enforcement actions may not be brought by the California attorney general until July 1, 2020 it remains unclear how various provisions of the CCPA will be interpreted and enforced. Further, on November 3, 2020, the California voters passed the California Privacy Rights and Enforcement Act, or CPRA, which replaces the CCPA effective January 1, 2023.  The CPRA alters the scope of covered businesses, adds a new category of sensitive personal information and grants certain consumer rights, such as a right to opt out and a right to delete. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to achieve compliance. The CCPA and the CPRA impose obligations that are new and burdensome, and we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant expenses in an effort to do so. Any failure, real or perceived, by us to comply with evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, could cause our customers unease and materially and adversely affect our business.

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

If crypto-currency rules and regulations increase or the interest in trading in cryptocurrencies subsides, our revenues could decrease.

Various governmental and regulatory bodies, including legislative and executive bodies, in the United States may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the crypto economy as a whole or our customers who operate in the crypto economy.  Such legal and regulatory rules could have adverse effects on the crypto economy, in particular by changing how our customers operate their business, how their products and services are regulated, and what products or services they and or their competitors can offer, requiring changes to their compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past.  These regulatory concerns could affect our customers in the crypto industry coupled with a subsiding of interest or enthusiasm for the crypto industry could adversely impact our payment processing volumes and revenues.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $116,613 and $147,362, respectively, in 2020 and 2019. We experienced a reduction in fraud accounts in 2020 as a result of implementing an invite-only platform to reduce the ability of fraudsters to enroll on the platform and create accounts. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

Our prepaid cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a prepaid cardholders account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2020, our prepaid cardholders’ overdrawn account balances totaled $17,604.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A. and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank, Evolve Bank & Trust, Metropolitan Commercial Bank, NABC and TransPecos Bank, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2020, our stock price fluctuated between $0.75 and $3.72. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

We entered into a lease in San Antonio, Texas commencing on May 1, 2018 for our headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $136,713 and $199,702 for the years ended December 31, 2020 and 2019, respectively.

We also entered into a lease in Nashville, Tennessee commencing on March 1, 2018 for our Nashville based sales organization. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $117,000 to $122,000. Rental expense for the years ended December 31, 2020 and 2019 were $81,474 and $112,108, respectively.

On December 15, 2020, we assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for our employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Annual rents during the lease term is $55,755.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS.

C2Go Note Receivable

Under a loan and security agreement dated February 2, 2016, we loaned the principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC.  There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for us to recover from our lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2020 and 2019, was $145,000 reflecting a "more likely than not" recognition threshold.

Vaden Landers

On January 19, 2021, we initiated a lawsuit in Bexar County, Texas against our former Chief Revenue Officer, Vaden Landers.  In the lawsuit, which is styled: Usio, Inc. v. Vaden Landers, Cause No. 2021CI01069, 407th Judicial District Court, Bexar County, Texas, we allege that Mr. Landers violated the provisions of his employment agreement dated September 1, 2017 - specifically his non-compete obligations.  The state court lawsuit only seeks injunctive relief against Landers.  We also instituted an action before the American Arbitration Association on February 2, 2021.

Mr. Landers has refused to participate in the arbitration proceeding and has not filed an answer in the proceeding.  Mr. Landers has answered the state court lawsuit, denying our allegations.  Mr. Landers has also asserted counterclaim against us for breach of contract, tortious interference with contract and defamation.  Mr. Landers seeks damages in excess of $1,000,000.  We deny Mr. Landers’ allegations and do not believe that his counterclaims have any merit.

Through our investigation, we learned that Mr. Landers committed other violations of his employment agreement and intend to pursue those claims in arbitration.  Both the state court litigation and the arbitration are in their initial stages and no discovery has been conducted by the parties.

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

Holders

On March 18, 2021, 25,030,668 shares of our common stock were issued and outstanding. As of March 18, 2021, there were 3,886 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since September 30, 2020, we issued the following unregistered securities.

On December 15, 2020, we issued 945,599 warrants to purchase 945,599 shares of our common stock, $0.001 par value per share, with an exercise price of $4.23 per share to Information Management Solutions, LLC.  The warrants vest in two installments of 315,200 on December 15, 2021 and December 15, 2022 and one installment of 315,199 on December 15, 2023. The warrants have a term of five years from vest.

On February 5, 2021, we issued 19,795 shares of common stock to University FanCards, LLC upon the cashless exercise of 30,000 warrants with an exercise price of $2.00. The shares were valued at $5.88 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date all funds have been exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The Board of Directors ratified share purchases between September 29, 2019 and November 7, 2019 and such share repurchases count against the newly approved dollar limit. $1,120,409 were available at December 31, 2020 under this program. The following table shows our recent stock purchases under the buyback plan as of December 31, 2020:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
	(a)		(or units) purchased as	value) of shares (or
	Total number of	(b)	part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs

October 1, 2020 to October 31, 2020	1,186	$1.52	874,009	$1,218,570
November 1, 2020 to November 30, 2020	62,296	$1.58	936,305	$1,120,409
Total	63,482			$1,120,409

On January 6, 2019, we repurchased 11,860 shares for $21,822 in a private transaction at the closing price on January 6, 2019 of $1.84 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

On January 6, 2020, we repurchased 11,860 shares for $20,636 in a private transaction at the closing price on January 6, 2020 of $1.74 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

On November 1, 2020, we repurchased 54,756 shares for $86,399 in a private transaction at the closing price of $1.5779 on October 15, 2020 per share from Louis Hoch, the Company's Chief Executive Officer to cover his share of his taxes.

On January 6, 2021, we repurchased 11,860 shares for $38,545 in a private transaction at the closing price on January 6, 2021 of $3.25 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

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

Overview

Usio, Inc. was founded under the name Billserv Com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26,2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100. Our website is located at www.usio.com. Information contained on our website does not constitute part of this prospectus.

We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services and statement preparation, presentment and mailing services.

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

Through our Akimbo Now technology we offer a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force.

We reported a net loss of $2.9 million and $5.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. We have an accumulated deficit of $65.1 million at December 31, 2020.

In 2020, we processed $3.34 billion for all payment types, which was down by 5.6% from the record prior year volume of $3.54 billion total dollars processed. Total transactions processed were up 19% to a record 18.2 million. ACH or electronic check transaction processing volumes for 2020 decreased by 12% compared to 2019. Returned check transactions decreased by 29% in 2020 compared to 2019. Credit card dollars processed in 2020 increased by 14% compared to 2019 and credit card transactions processed for 2020 increased by 58% compared to 2019. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 162% and transaction volume increased by 97%.

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network, the program management and processing of prepaid debit cards.

With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.

	Three Months Ended December 31,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$2,391,256	$2,314,021	$77,235	3.3%
Credit card revenue	4,806,053	4,534,265	271,788	6.0%
Prepaid card services revenue	1,025,168	519,106	506,062	97.5%
Output solutions revenue	1,160,037	—	1,160,037	100.0%
Total Revenue	$9,382,514	$7,367,392	$2,015,122	27.4%

	Year Ended December 31,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$8,471,705	$9,343,974	$(872,269)	(9.3)%
Credit card revenue	19,453,501	17,329,322	2,124,179	12.3%
Prepaid card services revenue	3,166,580	1,527,239	1,639,341	107.3%
Output solutions revenue	1,160,037	—	1,160,037	100.0%
Total Revenue	$32,251,823	$28,200,535	$4,051,288	14.4%

Total revenues for 2020 increased by 14.4% to $32.3 million from $28.2 million in 2019. The key drivers of the revenue growth were gains in our Prepaid business line associated with multiple contracts with major cities in the U.S. facilitating disbursements to individuals and families in need of financial assistance and, growth in our PayFac business line. 2020 also included one month of financial results from our acquisition of Information Management Solutions which we re-branded as Usio Output Solutions. Our ACH and complementary service revenues were down primarily as a result of the COVID pandemic and the adverse impact on our non-bank consumer lending business offset by gains in our PINless debit product.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $24.9 million and $22.3 million for 2020 and 2019, respectively. Cost of services expenses increased by $2.6 million, or 11.8%, in 2020 as compared to 2019 primarily due to increased transaction costs associated with our revenue growth.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profits were $7.4 million and $5.9 million for 2020 and 2019, respectively. Gross profit increased by $1.4 million, or 24.0%, in 2020 as compared to 2019. The key drivers of the profit growth were incremental profits associated with revenue growth in our Prepaid, Credit Card and Output Solutions portfolios.

Stock-based Compensation

Stock-based compensation expense increased by $0.2 million in 2020 to $1.5 million from $1.3 million in 2019. The increase in stock-based compensation was a result of the stock grants during 2019 and 2020.  Our stock-based compensation expenses for 2020 and 2019 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased to $8.1 million in 2020 from $7.7 million in 2019. The increase of $0.4 million, or 5.7% represented continued investments in people and related expenses associated primarily with our support of payment facilitation and prepaid growth initiatives.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1.5 million in 2020 as compared to $2.0 million in 2019. The decrease of $0.5 million, or 24.9%, was primarily attributable to the full depreciation in 2019 of certain assets.

Other Income

Interest income decreased to $59,392 in 2020 from $81,790 in 2019 due to lower interest-bearing cash balances. Other income (expense) was $902 for 2020, as compared to expense of $32,653 for 2019. Other income and expense included $813,500 of incremental income associated with the forgiveness of our U.S. Small Business Administration Payroll Protection Plan (PPP) loan in December, 2020.

Income Taxes

Income tax expense was $23,109 in 2020 and $101,888 in 2019. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax offset by refunds of federal taxes paid.

Net Income (Loss)

We reported a net loss of $2.9 million and $5.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The reduction in net loss was primarily related to our increased gross profits generated plus forgiveness of our PPP loan.

Liquidity and Capital Resources

At December 31, 2020, we had $5.0 million of cash and cash equivalents, as compared to $2.1 million of cash and cash equivalents at December 31, 2019.

We reported a net loss of $2.9 million and  $5.1 million for the years ended December 31, 2020 and 2019, respectively.  Additionally, we reported working capital of $5.6 million and $1.3 million at December 31, 2020 and 2019, respectively.

We received funding under the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, we received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first ten months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. Our loan forgiveness was approved in full by the U.S. Small Business Administration on December 14, 2020.

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to us from the private offering were $3.0 million.

On September 25, 2020, we entered into a placement agency agreement with Ladenburg Thalmann & Company Inc. for the issuance and sale of an aggregate of 4,705,883 shares of common stock at an offering price of $1.70 per share in a public offering. We agreed to pay Ladenburg a cash fee of equal to $0.12325 per share of common stock sold in the offering as well as legal fees and expenses of up to $100,000. The net proceeds to us from the public offering were $7.4 million, after deducting the offering expenses and fees payable by us.

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

Cash Flows

Net cash provided by operating activities totaled $6.3 million for 2020 as compared to net cash used by operating activities of $3.7 million in 2019. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash used by operating activities was $0.4 million and $1.3 million for the year ended December 31, 2020 and 2019, respectively. The increase in net cash generated by operating activities in 2020 was primarily attributable to increases in our Prepaid card loads and customer deposits acquired with our 2020 acquisition of Information Management Solutions, LLC.

Net cash used by investing activities was $6.8 million for 2020 and $0.6 million in 2019. The increase in investing activities includes the cash payment to Information Managements Solutions, LLC of $5.9 million associated with our acquisition and capitalization of internal-use software projects and other capital expenditures.

Net cash provided from financing activities for 2020 was $10.0 million compared to cash from financing activities of $1.7 million for 2019. The cash provided by financing activities were as a result of:

The $10.0 million of proceeds from financing activities included $813,500 from PPP Loan proceeds, gross proceeds of $3.0 million from a private offering with Topline Capital Partners, LP and net proceeds of $7.4 million from Ladenburg, Thalmann & Company, Inc. from a public offering (per below) and net of Forgiveness of the PPP Loan in the amount of $813,500 and Treasury stock purchases of $280,269.

We received funding under the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, we received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first ten months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. Our loan forgiveness was approved in full by the U.S. Small Business Administration on December 14, 2020.

On July 1, 2020, Topline Capital Partners, LP purchased 1,796,407 unregistered shares of common stock at an offering price of $1.67 per share in a private offering. The gross proceeds to us from the private offering were $3.0 million.

On September 25, 2020, we entered into a placement agency agreement with Ladenburg Thalmann & Company Inc. for the issuance and sale of an aggregate of 4,705,883 shares of common stock at an offering price of $1.70 per share in a public offering. We agreed to pay Ladenburg a cash fee of equal to $0.12325 per share of common stock sold in the offering as well as legal fees and expenses of up to $100,000. The net proceeds to us from the public offering were $7.4 million, after deducting the offering expenses and fees payable by us.

Overall, our cash position improved significantly as a result of financing activities completed in 2020.

The 2019 cash provided by financing activities was the result of a public offering which raised $1.8 million in net proceeds. On February 14, 2019, we entered into a placement agency agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 769,230 shares of common stock at an offering price of $2.60 per share in a public offering. We agreed to pay Maxim Group, LLC a cash fee of equal to 6% of the aggregate gross proceeds raised in the offering and legal fees and expenses of up to $40,000. The net proceeds to us from the public offering were $1.8 million, after deducting the offering expenses and fees payable by us. We used the funds for general corporate purposes and working capital.

Material Trends and Uncertainties

The ongoing COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic.  As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

At this time, certain states are reducing mandated operating restrictions and efforts are underway to provide vaccinations to as many people as possible. The government has issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

Our business was initially adversely affected as doctors offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.  Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and the pause placed on past due amounts owed.   The level of activity for consumer lending merchants has not returned to pre-COVID levels.  We did receive a gain during COVID in our prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.

The impacts and recovery from the COVID-19 pandemic are still a work in process. We were not impacted in the magnitude of other payment processors as our customer base had limited exposure to retail facing businesses. With that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and customers.

We continue to monitor the impact of the COVID-19 pandemic closely.

Warrants

On August 21, 2018, we issued to University Fancards, LLC warrants to purchase 150,000 shares of our common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or 120% of the market price of our common stock on the vesting date of the warrant.

On August 12, 2020, we issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised by FanCards, LLC.  On February 5, 2021, we issued 19,795 shares of common stock to University FanCards, LLC in a cashless exercise at $5.88 per common share in exchange for 30,000 warrants exercised by FanCards, LLC.

On December 15, 2020, we issued to Information Management Solutions, LLC warrants to purchase 945,599 shares of our common stock, $0.001 par value per share, with an exercise price of $4.23 per share.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

Loan and Security Agreement with C2Go, Inc.

Under a loan and security agreement dated February 2, 2016, we loaned the principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC.

There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for us to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2020 and 2019, was $145,000 reflecting a "more likely than not" recognition threshold.

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

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets – Customer Lists

Description of the Matter

As of December 31, 2020, the Company had intangible assets relating to acquired customer lists which are recorded at their cost basis net of accumulated amortization. On at least an annual basis, the company performs an analysis of the carrying value of these customer lists to evaluate the assets for impairment. The customer list is amortized over a five-year term and no impairment has been recognized on the customer list portfolios since their acquisition. We identified the customer list valuation as a critical audit matter because of the significant estimates and forward-looking assumptions used which could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the fair value of the Company's customer list intangible assets, our audit procedures included, among others, evaluating the Company's valuation model, evaluating the method and significant assumptions used, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also evaluated whether the key factors considered in the evaluation were consistent with evidence obtained in other areas of the audit.

Deferred Tax Assets – Valuation Allowance

Description of the Matter

The Company recognizes deferred tax assets to the extent that it is expected that these assets are more likely than not to be realized. The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets is reduced with a valuation allowance. We identified the valuation of deferred tax assets as a critical audit matter because of the significant judgments made by management in projecting future taxable income.

How We Addressed the Matter in Our Audit

Our audit procedures related to projected future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the evaluation of the reasonableness of management’s projected future taxable income. We compared the estimates to historical earnings and evaluated the inputs and assumptions used by management for developing future forecasts.

/s/ ADKF, P.C.

ADKF, P.C.

San Antonio, Texas

March 29, 2021

We have served as the Company's auditor since 2004.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$5,011,132	$2,137,580
Accounts receivable, net	2,863,638	1,274,001
Settlement processing assets	43,558,442	38,906,780
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Inventory	176,466	—
Prepaid expenses and other	301,755	183,575
Current assets before merchant reserves	60,826,971	43,030,370
Merchant reserves	8,265,555	10,016,904
Total current assets	69,092,526	53,047,274

Property and equipment, net	3,105,926	1,557,521

Other assets:
Intangibles, net	6,035,761	2,676,427
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,671,266	2,480,902
Other assets	368,078	404,055
Total other assets	10,469,105	6,955,384

Total Assets	$82,667,557	$61,560,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$851,349	$419,849
Accrued expenses	1,463,944	1,360,551
Operating lease liabilities, current portion	346,913	356,184
Settlement processing obligations	43,558,442	38,906,780
Prepaid card load obligations	7,610,242	528,434
Customer deposits	1,305,296	—
Deferred revenues	66,572	123,529
Current liabilities before merchant reserve obligations	55,202,758	41,695,327
Merchant reserve obligations	8,265,555	10,016,904
Total current liabilities	63,468,313	51,712,231

Non-current liabilities:
Operating lease liabilities, non-current portion	2,495,883	2,279,613
Total liabilities	65,964,196	53,991,844

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2020 and 2019	—	—

Common stock, $0.001 par value, 200,000,000 shares authorized; 26,260,776 and 18,224,577 issued and 24,974,995 and 17,104,998 outstanding in 2020 and 2019 (see Note 12)	194,692	186,656
Additional paid-in capital	89,659,433	77,055,273
Treasury stock, at cost; 1,285,781 and 1,119,579 shares in 2020 and 2019 (see Note 12)	(2,165,721)	(1,885,452)
Deferred compensation	(5,926,872)	(5,636,154)
Accumulated deficit	(65,058,171)	(62,151,988)
Total stockholders' equity	16,703,361	7,568,335

Total Liabilities and Stockholders' Equity	$82,667,557	$61,560,179

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2020	December 31, 2019

Revenues	$32,251,823	$28,200,535
Cost of services	24,875,930	22,251,325
Gross profit	7,375,893	5,949,210

Selling, general and administrative:
Stock-based compensation	1,475,328	1,292,419
Other expenses	8,139,219	7,697,267
Depreciation and Amortization	1,518,214	2,022,520
Total operating expenses	11,132,761	11,012,206

Operating (loss)	(3,756,868)	(5,062,996)

Other income:
Interest income	59,392	81,790
PPP Loan forgiveness	813,500	—
Other income (expense)	902	(32,653)
Other income and (expense), net	873,794	49,137

(Loss) before income taxes	(2,883,074)	(5,013,859)
Income taxes	23,109	101,888

Net (Loss)	$(2,906,183)	$(5,115,747)

(Loss) Per Share
Basic (loss) per common share:	$(0.19)	$(0.39)
Diluted (loss) per common share:	$(0.19)	$(0.39)
Weighted average common shares outstanding (see Note 12)
Basic	15,428,798	12,958,067
Diluted	15,428,798	12,958,067

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2018	17,129,680	$185,561	$74,568,627	$(1,813,546)	$(6,270,675)	$(57,036,241)	$9,633,726

Issuance of common stock, public offering	769,230	769	1,793,136	—	—	—	1,793,905
Issuance of common stock, employees, restricted	175,000	175	272,825	—	(273,000)	—	—
Issuance of common stock under equity incentive plan	156,667	157	397,999	—	—	—	398,156
Reversal of deferred compensation amortization that did not vest	(6,000)	(6)	(13,254)	—	13,260	—	—
Warrant compensation cost	—	—	35,940	—	—	—	35,940
Deferred compensation amortization	—	—	—	—	894,261	—	894,261
Purchase of treasury stock	—	—	—	(71,906)	—	—	(71,906)
Net (loss) for the year	—	—	—	—	—	(5,115,747)	(5,115,747)

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	1,956,858	1,958	2,556,087	—	(1,937,620)	—	620,425
Warrant compensation cost	—	—	588,224	—	—	—	588,224
Cashless warrant exercise	27,051	27	(27)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(450,000)	(450)	(791,550)	—	594,900	—	(197,100)
Issuance of common stock, public offering	4,705,883	4,705	7,253,222	—	—	—	7,257,927
Issuance of common stock, private offering	1,796,407	1,796	2,998,204	—	—	—	3,000,000
Deferred compensation amortization	—	—	—	—	1,052,002	—	1,052,002
Purchase of treasury stock	—	—	—	(280,269)	—	—	(280,269)
Net (loss) for the year	—	—	—	—	—	(2,906,183)	(2,906,183)

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2020	December 31, 2019

Operating Activities
Net (loss)	$(2,906,183)	$(5,115,747)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	518,214	1,022,520
Amortization	1,000,000	1,000,000
Provision for loss on note receivable	—	108,750
Non-cash stock-based compensation	1,475,328	1,292,419
Amortization of warrant costs	35,943	35,940
Changes in operating assets and liabilities:
Accounts receivable	(905,901)	(59,646)
Prepaid expenses and other	(80,923)	(81,853)
Operating lease right-of-use assets	(190,364)	(2,480,902)
Other assets	35,977	(97,298)
Inventory	(8,328)	—
Accounts payable and accrued expenses	534,893	619,505
Operating lease liabilities	206,999	2,635,797
Prepaid card load obligations	7,081,808	(7,045)
Merchant reserves	(1,751,349)	(2,628,899)
Customer deposits	1,305,296	—
Deferred revenue	(56,957)	103,529
Deferred rent	—	(79,748)
Net cash provided (used) by operating activities	6,294,453	(3,732,678)

Investing Activities
Purchases of property and equipment	(855,394)	(647,383)
Purchase of Information Management Solutions, LLC (IMS)	(5,907,408)	—
Net cash (used) by investing activities	(6,762,802)	(647,383)

Financing Activities
Proceeds from PPP Loan Program	813,500	—
Forgiveness of PPP Loan	(813,500)	—
Proceeds from public offering, net of expenses	7,257,925	1,793,905
Proceeds from private offering	3,000,000	—
Purchases of treasury stock	(280,269)	(71,906)
Net cash provided by financing activities	9,977,656	1,721,999

Change in cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves	9,509,307	(2,658,062)
Cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves, beginning of year	12,682,918	15,340,980

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	$22,192,225	$12,682,918

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	93,525	82,206
Non-cash transactions:
Issuance of stock warrants in exchange for purchase of IMS	552,283	—
Issuance of deferred stock compensation	1,937,620	273,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. The company also has an additional wholly-owned subsidiary, Usio Output Solutions, Inc., which is the entity for the Output Solutions operations. In addition, the Company operates various product websites, such as www.akimbocard.com, www.payfacinabox.com, and www.singularpayments.com.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.  Usio Output Solutions, Inc. provides bill preparation, presentment and mailing services. Revenue from Output solutions is recognized when the related services are performed for printing and delivered to USPS for postage.

	Year Ended December 31,
	2020	2019	$ Change	% Change

ACH and complementary service revenue	$8,471,705	$9,343,974	$(872,269)	(9.3)%
Credit card revenue	19,453,501	17,329,322	2,124,179	12.3%
Prepaid card services revenue	3,166,580	1,527,239	1,639,341	107.3%
Output solutions revenue	1,160,037	—	1,160,037	100.0%
Total Revenue	$32,251,823	$28,200,535	$4,051,288	14.4%

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At December 31, 2020 and 2019, the deferred revenues totaled $66,572 and $123,529.

The deferred revenue balances are as follows:

	2020	2019

Deferred revenues, beginning of period	$123,529	$20,000
Deferred revenues, end of period	66,572	123,529
Revenue recognized in the period from amounts included in deferred revenues at the beginning of the period	$56,957	$20,000

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by our customer.  These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability.

Customer Deposits: The Company holds customer deposits primarily for postage expenses to ensure the Company is not out of pocket for amounts billed daily by the United States Postal Service.  These customer deposits are carried on the Company's balance sheet with a corresponding liability.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2020	December 31, 2019

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$2,137,580	$2,159,698
Prepaid card load assets	528,434	535,479
Customer deposits	—	—
Merchant reserves	10,016,904	12,645,803
Total	$12,682,918	$15,340,980

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,011,132	$2,137,580
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Merchant reserves	8,265,555	10,016,904
Total	$22,192,225	$12,682,918

Accounts Receivable/Allowance for Estimated Losses: Accounts receivable are reported as outstanding principal net of an allowance for doubtful accounts of $205,522 and $123,165 at December 31, 2020 and 2019, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial condition of its customers deteriorates, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for bad debt losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2020, inventory consisted primarily of printing and paper supplies used for Output solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2020 and December 31, 2019, the Company capitalized $759,923 and $518,785, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2020 or 2019.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2020 and 2019, respectively, the Company’s reserve for processing losses was $515,199 and $506,153, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $59,000 and $114,000 in advertising costs in 2020 and 2019, respectively.

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

The Company has approximately $39.4 million of net operating loss carryforwards. However, the Company cannot predict with reasonable certainty whether all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to reduce the net deferred tax assets to $1.4 million. Management does not anticipate a significant change in the assessment and will review the deferred tax asset balance at December 31, 2021, or earlier as events may warrant.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2020, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%. The Company made matching contributions of $152,835 and $126,436 in 2020 and 2019, respectively.

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

New Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Topic 326 is effective for fiscal years beginning after December 25, 2022, including interim periods within those fiscal years for smaller reporting companies.  The Company does not expect the adoption of the amendments in ASU 2016-13 to have a significant effect on its financial position and the results of its operations when such amendment is adopted.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Acquisition of Information Management Solutions, LLC.

On December 15, 2020, the Company entered into an asset purchase agreement to purchase substantially all the assets of Information Management Solutions, LLC ("IMS"), a Texas limited liability company in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. The total purchase price consideration consisted of a cash payment of $5,907,408 at closing and warrant considerations valued at $552,283.  The warrants were comprised of 945,599 unregistered warrants to purchase shares of common stock of Usio, Inc., or 945,599 shares of common stock, $0.001 par value per share, with an exercise price of $4.23 per share.

The final number of warrants was determined by dividing $2,000,000 by the 5-day weighted average closing price for the four trading days preceding the closing date and the closing day, or $2.115 per share.  The exercise price of the warrants was determined by multiplying the 5-day weighted average closing price by the number 2.   The warrants vest in three equal installments on the first, second and third anniversary of the closing date and have a term of five years from vest.

The purchase price was allocated to the net assets acquired based upon their estimated fair values as follows:

	Estimated Fair	Estimated Useful
	Value	Life (in years)

Accounts receivable	$683,736
Inventory	168,138
Fixed assets	1,211,225	5
Prepaid expenses	29,849
Other assets	7,408
Customer list	3,807,052	5
Total Cash Consideration	$5,907,408

Customer list	$552,283
Total Warrant Consideration	$552,283

Total Purchase Price	$6,459,691

The 2020 consolidated statement of operations includes 1 month of IMS operations, which is approximately $1.2 million of revenue and $0.6 million of gross profit.

Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the IMS acquisition would have taken place on the first day of the Company's 2019 calendar year would be as follows and includes pro-forma adjustments to normalize results in line with future operating performance:

	2020	2019
Revenues	$45,184,678	$41,809,997
Gross Profit	9,251,517	8,099,868
Net (Loss)	(3,127,387)	(4,909,074)
Income per share:
Basic	$(0.17)	$(0.28)
Diluted	$(0.17)	$(0.28)

Amounts set forth above are not necessarily indicative of the results that would have been obtained had the IMS acquisition had taken place on the first day of the Company's 2019 calendar year or of the results that may be achieved by the combined enterprise in the future.

Note 3. Note Receivable

C2Go Note Receivable

Under a loan and security agreement dated February 2, 2016, we loaned the principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC.

There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for us to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2020 and 2019, was $145,000 reflecting a "more likely than not" recognition threshold.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2020	2019
Software	$5,724,971	$4,951,648
Equipment	2,137,364	891,838
Furniture and fixtures	492,347	444,576
Leasehold improvements	170,583	170,583
Total property and equipment	8,525,265	6,458,645
Less: accumulated depreciation	(5,419,339)	(4,901,124)
Net property and equipment	$3,105,926	$1,557,521

Note 5. Intangibles

Akimbo Financial, Inc. Acquisition (2015)

On December 22, 2014, we acquired substantially all of the assets of Akimbo Financial, Inc. The intangibles acquired in the acquisition consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824 at December 31, 2020) and goodwill of $9,759. The intangible asset was fully amortized as of December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, we acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $3,333,333 at December 31, 2020). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2020 and 2019 was $1,000,000. Annual amortization expense will be $1,000,000 per year through the year 2021 and $666,667 in the year 2022.

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost. The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense will be $871,867 per year through the year 2025.

Note 6. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2020
Allowance for doubtful accounts	$123,165	$96,000	$—	$(13,643)	$205,522
Reserve for processing losses	506,153	132,000	—	(122,954)	515,199
2019
Allowance for doubtful accounts	$55,212	$89,613	$—	$(21,660)	$123,165
Reserve for processing losses	374,153	132,000	—	—	506,153

Note 7. PPP Loan

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

The Company's loan forgiveness was approved in full by the U.S. Small Business Administration on December 14, 2020 and is accounted for as income in 2020 under FASB ASC 470.

Note 8. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2020	2019

Accrued commissions	$373,154	$530,908
Reserve for processing losses	515,199	506,153
Other accrued expenses	225,412	92,385
Accrued taxes	132,363	99,850
Accrued salaries	217,816	131,255
Total accrued expenses	$1,463,944	$1,360,551

Note 9. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $136,713 and $199,702 for the years ended December 31, 2020 and 2019, respectively. The lease expires on July 31, 2024.

The Company leases approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $81,474 and $112,108 for the years ended December 31, 2020 and 2019, respectively. The lease expires on April 30, 2023.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703.

On January 1, 2021, the Company entered into a lease in Austin, Texas commencing on January 1, 2021 for its Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Annual rents during the lease term is $55,755.

On March 15, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148.

The Company also leased select computer equipment for a period of 36 months beginning in May, 2016. The lease expired in April, 2019. Additionally, the Company has various copier equipment with leases that have not expired. Rental expense under the operating lease was $12,729 and $25,000 for the years ended December 31, 2020 and 2019, respectively.

The weighted average remaining lease term is 6.86 years. The weighted average discount rate is 4.52%

The Company recognized total operating lease expense of approximately $360,000 and $450,000 for the years ended December 31, 2020 and 2019, respectively. In 2020, the operating lease expense of $360,000 consisted of $245,000 of fixed operating expense and $115,000 of interest expense.

The maturities of lease liabilities are as follows at December 31, 2020:

Year ended December 31,

2021	$349,913
2022	479,023
2023	488,802
2024	447,645
2025	353,990
Thereafter	1,112,689
Total minimum lease payments	3,232,062
Less imputed interest	(389,266)
Total lease liabilities	$2,842,796

Note 10. Related Party Transactions

Louis Hoch

During the year ended December 31, 2020 and 2019, the Company purchased $9,885.72 and $13,831, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, President and Chief Executive Officer is a 50% owner of Angry Pug Sportswear.

Miguel Chapa

During the year ended December 31, 2020 and 2019, the Company received $0 and $6,665 in revenue from Lush Rooftop. Miguel Chapa, a former member of the Board of Directors, was an owner in Lush Rooftop. Louis Hoch, President and Chief Executive Officer, was  an owner in Lush Rooftop. The relationship with Lush Rooftop ended in September, 2019 when the business was sold.

During the year ended December 31, 2020 and 2019, respectively, the Company received $3,219 and $24,363 in revenue from BLVD Bar and Lounge. Miguel Chapa, a former member of the Board of Directors, was an owner in BLVD Bar and Lounge. Louis Hoch, President and Chief Executive Officer, was also an owner in BLVD Bar and Lounge.  In May 2020, Mr. Chapa and Mr. Hoch sold all their interests in BLVD.

Officers and Directors

On January 6, 2019, the Company repurchased 11,860 shares for $21,822 in a private transaction at the closing price on January 6, 2019 from employees to cover the respective employee's share of taxes for shares that vested on that day for Tom Jewell, Chief Financial Officer to cover taxes.

On January 6, 2020, the Company repurchased 11,860 shares of common stock for $20,636 at the closing price on January 6, 2020 from Tom Jewell, the Company's Chief Financial Officer to cover taxes.

On January 6, 2021, the Company repurchased 11,860 shares for $38,545 in a private transaction at the closing price on January 6, 2021 of $3.25 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

The Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on April 1, 2020 at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs), Brad Rollins (30,000 RSUs) and Miguel Chapa (30,000 RSUs).

As approved by the Company's Compensation Committee, on November 1, 2020, the Company issued 136,891 shares of common stock to Mr. Louis Hoch, the Company's Chief Executive Officer, valued at $216,000 at the closing price of $1.5779 per share from October 15, 2020 in satisfaction of the terms of the additional bonus of the employment agreement. As part of the transaction, on November 1, 2020, the Company repurchased 54,756 shares at the closing price of $1.5779 on October 15, 2020 from Mr. Hoch to cover withholding taxes due.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2020	2019

Deferred tax assets:
Net operating loss carryforwards	$8,277,000	$10,753,000
Depreciation and amortization	827,000	668,000
Non-cash compensation	(225,000)	(69,000)
Other	49,000	46,000
Valuation Allowance	(7,534,000)	(10,004,000)
Deferred tax asset	$1,394,000	$1,394,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2020 and 2019 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2020, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $39.4 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and begin to expire in 2021. Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely, subject to annual limitations for utilization. Approximately $0.5 million of the total net operating loss is subject to an IRS Section 382 limitation from 1999.

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2020	2019

Current provision:
Federal	$—	$—
State	118,057	101,888
	118,057	101,888

Deferred provision:
Federal expense	—	—

Expense for income taxes	$118,057	$101,888

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the years ended

December 31:

	2020	2019

Income tax (benefit) at 21%	$(610,000)	$(1,074,000)
Change in valuation allowance	(2,470,000)	1,102,000
Permanent and other differences	3,080,000	(28,000)
Alternative minimum tax and state taxes	118,057	101,888

Income tax expense	$118,057	$101,888

Note 12. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2020, the Company granted 1,634,000 shares of stock to several employees as incentive compensation or new-hire bonuses. During 2020, the Company issued 332,267 restricted stock units to employees as a new hire bonus and directors.

Treasury Stock: The Company also purchased 121,867 shares of common stock with a value of $227,766 to cover the employee's share of tax liabilities related to the vesting of commons stock and restricted stock units.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2020. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2020, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2020.

Stock-based compensation expense related to stock and restricted stock awards was $1,475,328 for 2020 and $1,292,419 for 2019.

A summary of stock awards outstanding and 2020 activities are as follows:

			Weighted Average
		Weighted Average	Contractual	Aggregate Intrinsic
Stock Awards	Shares	Exercise Price	Remaining Life	Value
Outstanding, December 31, 2019	4,023,780	$2.25
Granted	1,634,000	1.20
Vested	(106,667)	—
Forfeited	(450,000)	—

Outstanding, December 31, 2020	5,101,113	$1.96	6.94	$0.71

Expected to Vest after December 31, 2020	5,101,113	$1.96	6.94	$0.71

As of December 31, 2020, there were $5,926,872 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 6.94 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2020, or $2.67.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2020 and 2019, respectively. The ESPP is no longer active.

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2020 and 2019 was $35,943 and $35,940, respectively.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per common share in exchange for 60,000 warrants exercised by FanCards, LLC.  On February 5, 2021, the Company issued 19,795 shares of common stock to University FanCards, LLC in a cashless exercise at $5.88 per common share in exchange for 30,000 warrants exercised by FanCards, LLC.

On December 15, 2020, the Company issued to Information Management Solutions, LLC warrants to purchase 945,599 unregistered warrants to purchase shares of Usio, Inc. or 945,599 shares of our common stock, $0.001 par value per share, with an exercise price of $4.23.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

Note 13. Net (Loss) per Share

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

	2020	2019

Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(2,906,183)	$(5,115,747)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	15,428,798	12,958,067
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted (loss) per share, adjusted weighted average shares and assumed conversion	15,428,798	12,958,067
Basic (loss) per common share	$(0.19)	$(0.39)
Diluted (loss) per common share and common share equivalent	$(0.19)	$(0.39)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2020 and 2019 that were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2020	2019
Anti-dilutive awards and options	4,946,222	4,023,780

Note 14. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash and cash equivalent balance with one financial institution. No customers account for more than 10% of the revenues of the company.

Note 15. Legal Proceedings

C2Go Note Receivable

Under a loan and security agreement dated February 2, 2016, we loaned the principal amount of $200,000 to C2Go, Inc. with an interest rate of 10% per annum for a term of 18 months. The loan was secured by a first lien on all assets of C2Go. C2Go defaulted under the note by failing to repay the loan plus interest on August 2, 2017. On December 7, 2017, we entered into a note purchase and settlement agreement with C2Go and Mercury Investment Partners LLC.

There are no assurances that we will be able to recover the remaining $145,000 principal and there are no assurances there will be any assets for us to recover from its lien on all the assets of C2Go if payment in full of the obligation is not made. The loss reserve on the note receivable as of December 31, 2020 and 2019, was $145,000 reflecting a "more likely than not" recognition threshold.

Vaden Landers

On January 19, 2021, the Company initiated a lawsuit in Bexar County, Texas against its former Chief Revenue Officer, Vaden Landers.  In the lawsuit, which is styled: Usio, Inc. v. Vaden Landers, Cause No. 2021CI01069, 407th Judicial District Court, Bexar County, Texas, the Company alleges that Mr. Landers violated the provisions of his employment agreement dated September 1, 2017 - specifically that Mr. Landers violated his non-compete obligations. The state court lawsuit only seeks injunctive relief against Mr. Landers.  The Company also instituted an action before the American Arbitration Association on February 2, 2021.

Mr. Landers has refused to participate in the arbitration proceeding and has not filed an answer in the proceeding.  Mr. Landers has answered the state court lawsuit, denying the Company's allegations.  Mr. Landers has also asserted counterclaim against the Company for breach of contract, tortious interference with contract and defamation.  Mr. Landers seeks damages in excess of $1,000,000.  The Company denies Mr. Landers’ allegations and does not believe that his counterclaims have any merit.

Through its investigation, the Company has learned that Mr. Landers committed other violations of his employment agreement and intends to pursue those claims in arbitration.  Both the state court litigation and the arbitration are in their initial stages and no discovery has been conducted by the parties.

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

Note 16. COVID-19

The ongoing COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic.  As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

At this time, certain states are reducing mandated operating restrictions and efforts are underway to provide vaccinations to as many people as possible. During 2020 and 2021, government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

The Company's business was initially adversely affected as doctors offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and the pause placed on past due amounts owed.   The level of activity for consumer lending merchants has not returned to pre-COVID levels.  We received a gain during COVID in our prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  We were impacted in the magnitude of other payment processors as our customer base had limited exposure to retail facing businesses.   With that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and the well being of our customers.

Note 17. Subsequent Events

On January 6, 2021, the Company repurchased 11,860 shares of common stock for $20,636 at the closing price on January 6, 2021 from Tom Jewell, the Company's Chief Financial Officer to cover taxes.

In early January, 2021, the Company's largest ACH customer went bankrupt and stopped processing transactions.   The customer represented 15% of our total ACH volume in 2020 and 1.12% of revenue for the Company. The volume loss has been more than offset by organic growth from existing ACH clients to the extent the Company processed more ACH transactions in January 2021 than in January 2020 and the Company will process more ACH transactions in the first quarter of 2021 as compared to the same period in 2020.

On January 1, 2021, the Company entered into a lease in Austin, Texas commencing on January 1, 2021 for its Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Annual rents during the lease term is $55,755.

On February 5, 2021, the Company issued 19,795 shares of common stock to University FanCards, LLC in a cashless exercise at $5.88 per common share in exchange for 30,000 warrants exercised by FanCards, LLC.

On March 15, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148.

On March 20, 2021, the Company entered into a debit arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 35 months at $4,901.79 per month and a final payment of $4,901.88. Annual payments are $58,821. The financing is at an interest rate of 3.95%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, or the 2021 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2021 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019 Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

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

3.4

Certificate of Amendment of Restated Articles of Incorporation of Usio, Inc., as amended, effective June 26, 2019 (included as exhibit 3.1 to the Form 8-K filed July 1, 2019, and incorporated herein by reference).

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.6	Amendment to the Amended and Restated By-laws (included as exhibit A to Schedule 14C filed April18,2007, and incorporated herein by reference).

10.1	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.15†

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

10.20	Employment Agreement between the Company and Tom Jewell, dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.21	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.22†

Membership Interest Purchase Agreement among the Company, Singular Payments, LLC and Vaden Landers, dated September 1, 2017 (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.23	Employment Agreement between the Company and Vaden Landers, dated September 1, 2017 (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.24

First Amendment to Employment Agreement between the Company and Tom Jewell, dated November 27, 2017 (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.25

Settlement Agreement among C2Go. Inc., FiCentive, Inc. and Mercury Investment Partners LLC, dated December 7, 2017 (included as exhibit 10.42 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.26	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.27	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.28

Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.29	Placement Agency Agreement between the Company and Maxim Group, LLC, dated February 12, 2019 (included as exhibit 10.1 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.30

Share Purchase Agreement among the Company, Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., dated February 12, 2019 (included as exhibit 10.2 to the Form 8-K filed February 13, 2019, and incorporated herein by reference).

10.31	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.32+	Securities Purchase Agreement between Company and Topline Capital Partners, L.P. dated July 1, 2020 (included as exhibit 10.1 and incorporated by reference)

10.33	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.34	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.35	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.36	Underwriting Agreement between the Company and Ladenburg Thalmann &Co., Inc. as representative, dated September 23, 2020 (included as exhibit 1.1 to the Form 8-K filed on September 25, 2020, and incorporated herein by reference)

10.37	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference)

10.38+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.39+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.40	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (filed herewith).

10.41	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (filed herewith).

10.42	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (filed herewith).

10.43	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (filed herewith).

10.44	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (filed herewith).

10.45	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (filed herewith).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

16.1

Letter from Ernst and Young LLP to the Securities and Exchange Commission dated February 10, 2004 (included as exhibit 16 to the Form 8-K filed February 11, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of ADKF, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of the above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Usio, Inc.

Date: March 30, 2021	By:	/s/ Louis A. Hoch
Louis A. Hoch Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Tom Jewell
Tom Jewell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: March 30, 2021	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2021	By:	/s/ Louis A. Hoch
Louis A. Hoch President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 30, 2021	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 30, 2021	By:	/s/ Bradley Rollins
Bradley Rollins
Director