Form 10-Q
period 2021-03-31
Usio, Inc.
filed 2021-05-13
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, the number of outstanding shares of the registrant's common stock was 25,056,033.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,284,360	$5,011,132
Accounts receivable, net	3,597,928	2,863,638
Settlement processing assets	36,792,386	43,558,442
Prepaid card load assets	18,555,474	7,610,242
Customer deposits	1,357,242	1,305,296
Inventory	180,927	176,466
Prepaid expenses and other	524,665	301,755
Current assets before merchant reserves	65,292,982	60,826,971
Merchant reserves	8,317,462	8,265,555
Total current assets	73,610,444	69,092,526

Property and equipment, net	3,226,152	3,105,926

Other assets:
Intangibles, net	5,567,794	6,035,761
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	2,750,346	2,671,266
Other assets	353,815	368,078
Total other assets	10,065,955	10,469,105

Total assets	$86,902,551	$82,667,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$493,348	$851,349
Accrued expenses	1,971,192	1,463,944
Operating lease liabilities, current portion	427,609	346,913
Equipment loan, current portion	53,135	—
Settlement processing obligations	36,792,386	43,558,442
Prepaid card load obligations	18,555,474	7,610,242
Customer deposits	1,357,242	1,305,296
Deferred revenues	57,353	66,572
Current liabilities before merchant reserve obligations	59,707,739	55,202,758
Merchant reserve obligations	8,317,462	8,265,555
Total current liabilities	68,025,201	63,468,313

Non-current liabilities:
Equipment loan, non-current portion	112,861	—
Operating lease liabilities, non-current portion	2,494,135	2,495,883
Total liabilities	70,632,197	65,964,196

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,314,460 and 26,260,776 issued, and 25,013,557 and 24,974,995 outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	194,745	194,692
Additional paid-in capital	89,740,284	89,659,433
Treasury stock, at cost; 1,300,903 and 1,285,781 shares at March 31, 2021 (unaudited) and December 31, 2020, respectively	(2,215,175)	(2,165,721)
Deferred compensation	(5,671,077)	(5,926,872)
Accumulated deficit	(65,778,423)	(65,058,171)
Total stockholders’ equity	16,270,354	16,703,361

Total liabilities and stockholders’ equity	$86,902,551	$82,667,557

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Revenues	$13,461,550	$7,771,679
Cost of services	10,554,313	5,843,395
Gross profit	2,907,237	1,928,284

Selling, general and administrative:
Stock-based compensation	327,715	287,710
Other SG&A expenses	2,660,034	2,122,106
Depreciation and amortization	622,207	387,795
Total selling, general and administrative expenses	3,609,956	2,797,611

Operating (loss)	(702,719)	(869,327)

Other income and (expense):
Interest income	2,467	11,156
Other income (expense)	—	688
Other income and (expense), net	2,467	11,844

(Loss) before income taxes	(700,252)	(857,483)
Income tax expense	20,000	(22,474)

Net (loss)	$(720,252)	$(835,009)

Basic (loss) per common share:	$(0.04)	$(0.06)
Diluted (loss) per common share:	$(0.04)	$(0.06)
Weighted average common shares outstanding
Basic	19,931,935	13,127,229
Diluted	19,931,935	13,127,229

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net (loss)	$(720,252)	$(835,009)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	154,240	137,795
Amortization	467,967	250,000
Bad debt	15,046	—
Non-cash stock-based compensation	327,715	287,710
Amortization of warrant costs	8,985	8,985
Changes in current assets and current liabilities:
Accounts receivable	(749,336)	191,693
Prepaid expenses and other	(222,910)	(58,844)
Operating lease right-of-use assets	(79,080)	56,727
Other assets	14,263	(20,694)
Inventory	(4,461)	—
Accounts payable and accrued expenses	149,247	(165,975)
Operating lease liabilities	78,948	(54,767)
Prepaid card load obligations	10,945,232	53,141
Merchant reserves	51,907	(1,492,000)
Customer deposits	51,946	—
Deferred revenue	(9,219)	(13,235)
Net cash provided (used) by operating activities	10,480,238	(1,654,473)

Investing activities:
Purchases of property and equipment	(274,467)	(152,654)
Net cash provided by investing activities	(274,467)	(152,654)

Financing activities:
Proceeds from equipment loan	165,996	—
Purchases of treasury stock	(49,454)	(26,629)
Net cash provided (used) by financing activities	116,542	(26,629)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	10,322,313	(1,833,756)
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	22,192,225	12,682,918

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$32,514,538	$10,849,162

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—
Non-cash transactions:
Issuance of deferred stock compensation	—	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock costs	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services and bill preparation, presentment and mailing services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.  Usio Output Solutions, Inc. provides bill preparation, presentment and mailing services. Revenue from Output solutions is recognized when the related services are performed for printing and delivered to USPS for postage.

The following table presents the Company's payment processing service revenues by source:

	Three Months Ended March 31,
	2021	2020

ACH and complementary service revenue	$3,078,456	$2,237,746
Credit card revenue	5,723,709	4,982,658
Prepaid card services revenue	886,576	551,275
Output solutions revenue	3,772,809	—
Total revenue	$13,461,550	$7,771,679

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $57,353 and $66,572 at March 31, 2021 and December 31, 2020, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended March 31,
	2021	2020

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,011,132	$2,137,580
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Merchant reserves	8,265,555	10,016,904
Total	$22,192,225	$12,682,918

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$4,284,360	$1,742,683
Prepaid card load assets	18,555,474	581,575
Customer deposits	1,357,242	—
Merchant reserves	8,317,462	8,524,904
Total	$32,514,538	$10,849,162

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $205,000 and $205,522 at March 31, 2021 and December 31, 2020, respectively.

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2021 and December 31, 2020, inventory consisted primarily of printing and paper supplies used for Output solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended March 31, 2021 and March 31, 2020, the Company capitalized $187,914 and $135,419, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2020 or during the three months ended March 31, 2021. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2021 and December 31, 2020, the Company’s reserve for processing losses was $548,199 and $515,199 respectively.

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

The 2020 consolidated statement of operations included one month of IMS operations, which was approximately $1.2 million of revenue and $0.6 million of gross profit.

Unaudited Pro Forma Information

The unaudited proforma results including the effects of the IMS acquisition as if it had been consummated on January 1, 2019 were included in a Form 8-K/A filed on March 3, 2021 and summarized in the Form 10-K filed on March 30, 2021.

Note 3.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarter ended March 31, 2021 and 2020, operating lease expenses totaled $104,131 and $68,086, respectively.

Operating lease liabilities as of March 31, 2021 will require the following payments:

2021	$415,422
2022	563,818
2023	495,565
2024	458,787
2025	353,990
Thereafter	1,115,689
Total minimum lease payments	3,403,271
Less imputed interest	(481,527)
Total lease liabilities	$2,921,744

Note 4. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2021	December 31, 2020

Accrued commissions	$623,662	$373,154
Reserve for merchant losses	548,199	515,199
Other accrued expenses	291,552	225,412
Accrued taxes	147,625	132,363
Accrued salaries	360,154	217,816
Total accrued expenses	$1,971,192	$1,463,944

Note 5. Equipment Loan

On March 20, 2021, the Company entered into a debit arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.

Note 6. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the three months ended March 31, 2021 and 2020 was $8,985.

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

Equity Transactions: On April 1, 2020, the Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs) and Brad Rollins (30,000 RSUs).

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

Note 7. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(720,252)	$(835,009)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	19,931,935	13,127,229
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	19,931,935	13,127,229
Basic (loss) per common share	$(0.04)	$(0.06)
Diluted (loss) per common share and common share equivalent	$(0.04)	$(0.06)

The awards and options to purchase shares of common stock that were outstanding at March 31, 2021 and March 31, 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2021	2020
Anti-dilutive awards and options	5,094,991	4,023,780

Note 8. Income Taxes

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

The Company has recognized a deferred tax asset of approximately $1.4 million and has recorded a valuation allowance of approximately $7.5 million against the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At December 31, 2020, the Company had available net operating loss carryforwards of approximately $39.4 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and begin to expire in 2021. Effective for tax years ending in 2018, net operating losses can be carried forward to future years indefinitely. Approximately $0.5 million of the total net operating loss carryforward is subject to an IRS Section 382 limitation from 1999.

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 9. Related Party Transactions

Louis Hoch

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company purchased a total of $0 and $9,886, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On January 6, 2021, the Company repurchased 11,860 shares of common stock at a closing price of $3.25 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

On January 6, 2020, the Company repurchased 11,860 shares of common stock at a closing price of $1.74 per share from Tom Jewell, the Company's Chief Financial Officer to cover taxes due.

The Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on April 1, 2020 at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs) and Brad Rollins (30,000 RSUs).

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

Note 10. COVID-19

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

At this time, most states are reducing mandated operating restrictions and efforts are underway to provide vaccinations to as many people as possible. During 2020 and 2021, the U.S. government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

The Company's business was initially adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and the pause placed on past due amounts owed.   The level of activity for consumer lending merchants has not returned to pre-COVID levels.  The Company received an increase in revenues in its prepaid business line, as the Company was able to work in conjunction with major cities across the U.S. to use the Company's prepaid debit cards to facilitate the transfer of money via debit cards from city foundations to the local residents in need of financial assistance.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  The Company was not impacted in the magnitude of other payment processors as its customer base had limited exposure to retail facing businesses.   Within that framework, the Company will continue to monitor the overall impact on its operations and take necessary steps to ensure the safety of its employees and the well-being of its customers.

Note 11. Legal Proceedings

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

Mr. Landers initially refused to participate in the arbitration proceeding.  After hearings in Bexar County state court proceeding, all of the parties' claims, excluding Mr. Lander's claims for defamation and tortious interference with contract, were ordered to be heard by the American Arbitration Association.  The Company denies Mr. Landers’ allegations and does not believe that his counterclaims have any merit.

On or about April 27, 2021, Mr. Landers filed his Answering Statement and Counterclaim against Usio in the arbitration proceeding. Therein, Mr. Landers alleged a variety of defenses to the Company's claim that Mr. Landers violated the non-compete provisions of his Employment Agreement.  Mr. Landers also asserts a counterclaim for a declaratory judgment finding the non-compete provisions are unenforceable.  Mr. Landers further alleges that the Company breached the terms of his Employment Agreement because Mr. Landers' resignation was for Good Reason thus entitling Mr. Landers to deferred compensation. The Company denies Mr. Landers' allegations.

Through its investigation, the Company has learned that Mr. Landers committed other violations of his employment agreement and intends to pursue those claims in arbitration.  Both the state court litigation and the arbitration are in their initial stages.  The Company recently served Mr. Landers with a request for production of documents in the Bexar County state court proceeding, but Mr. Landers has not responded at this time.

Aside from the proceedings above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations.

Note 12. Subsequent Events

On April 18, 2021, the Company's Compensation Committee approved an amendment to the employment agreement with Louis Hoch, the Company's Chief Executive Officer.  Under the terms of the amendment, Mr. Hoch's annual base salary increases from $350,000 to $566,000 beginning April 18, 2021.  Mr. Hoch's entitlement to an annual bonus of $216,000 per year was cancelled as a result of the base salary increase.

The Compensation Committee also approved a change of the term of the employment agreement of Tom Jewell, the Company's Chief Financial Officer, from one to two years with a renewal of one-year increments.   The committee further approved the payout of one additional year of Mr. Jewell's base salary upon a change of control in addition to what he was already entitled to under the employment agreement.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 30, 2021, including the audited consolidated financial statements and the notes contained therein.

Name Change

Effective on June 26, 2019 we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc.

Overview

We provide integrated electronic payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH processing, credit card, PINless debit, prepaid card and debit card-based processing services. Through Akimbo, under the domain name www.akimbocard.com, we offer MasterCard prepaid cards to consumers for use as a tool to stay on budget, to manage allowances, and to share money with family and friends. We have further developed our Akimbo platform to include Akimbo Now for businesses, Akimbo Gift for consumers and support for Apple Pay®, Android Pay™ and Samsung Pay™.  With the acquisition of the assets of IMS in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services.

During the first quarter of 2021, the volume of credit card transactions processed increased by 108% versus the first quarter of 2020.  The amount of credit card dollars processed during the first quarter of 2021 increased by 60% compared to the same time period in 2020. Both credit card transactions processed and dollars processed were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our card processing growth initiatives with the Integrated Payments (Payment Facilitation) segment due to increased penetration of multiple industries including healthcare and legal.

ACH (eCheck) transaction volumes during the first quarter of 2021 increased by 37% compared to the first quarter of 2020. Returned check transactions processed during the first quarter of 2021 increased by 24% compared to the first quarter of 2020.  The increases in eCheck transactions and returned check transactions were primarily attributable to higher volumes of activity.

Prepaid card load volume during the first quarter of 2021 increased by 105% compared to the first quarter of 2020. Prepaid card transaction volumes during the first quarter of 2021 increased by 89% compared to the first quarter of 2020. These increases occurred primarily due to the continued implementation and sales of many prepaid government assistance programs including organizations such as Greater Washington Community Foundation (Washington DC Program), United Way of Central and Northeastern Connecticut, Mayor's Fund for Los Angeles, New York Immigration Coalition, One Fair Wage, Inc., Dorcas International of Rhode Island, National Domestic Workers Alliance, Alliance for Open Society International (City of Baltimore) and Compton Community Development Corporation (Compton Pledges Guaranteed Income Program).

Total dollars processed for the first quarter of 2021 were $1.870 billion compared to $877 million in the first quarter of 2020.

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

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$3,078,456	$2,237,746	$840,710	37.6%
Credit card revenue	5,723,709	4,982,658	741,051	14.9%
Prepaid card services revenue	886,576	551,275	335,301	60.8%
Output solutions revenue	3,772,809	—	3,772,809	100.0%
Total Revenue	$13,461,550	$7,771,679	$5,689,871	73.2%

Revenues for the quarter ended March 31, 2021 increased by 73.2% to $13.5 million, as compared to $7.8 million for the quarter ended March 31, 2020. Excluding the impact of the Output Solutions revenues, the organic growth was 24.6% versus the same period last year. The revenue increases were across all business lines including incremental revenues from our Output Solutions plus double-digit gains in our other business lines as referenced above.  During the first quarter we saw a strong rebound in our ACH and complementary service category which was a reversal of recent negative trends.

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

Cost of services increased by 81% to $10.6 million for the quarter ended March 31, 2021, as compared to $5.8 million for the same period in the prior year. The increase in the three month period ended March 31, 2021, as compared to the same period in the prior year, was primarily due to the incremental Output Solutions business plus the cost of goods sold component of double-digit revenue growth in each of our business lines.

Gross Profit

Gross profit is the net profit existing after the cost of services. Gross profits increased by 51% to $2.9 million for the quarter ended March 31, 2021, as compared to $1.9 million for the same period in the prior year. The increase in gross profit for the quarter ended March 31, 2021, as compared to the same period in the prior year, was primarily a result of incremental profits from our Output Solutions business plus profits associated with our double-digit revenue growth in our other business lines.

Stock-based Compensation

Stock-based compensation expenses increased to $327,715 for the quarter ended March 31, 2021 as compared to $287,710 for the quarter ended March 31, 2020. The increase was attributable to our stock grant on April 1, 2020 and incremental stock awards associated with the IMS acquisition.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (SG&A) increased to $2.7 million for the quarters ended March 31, 2021 as compared to $2.1 million in the prior year.  The increase in other SG&A reflects our continued investment in our prepaid and PayFac growth initiatives and incremental SG&A expenses associated with the Output Solutions line of business.

Depreciation and Amortization

Depreciation and amortization totaled $0.6 million and $0.4 million for the quarters ended March 31, 2021 and March 31, 2020, respectively.  The incremental expense was associated with the amortization of the IMS customer list asset.

Other Income (Expense)

Other income was $2,467 for the quarter ended March 31, 2021 compared to other income of $11,844 for the quarter ended March 31, 2020.  Lower interest-bearing merchant reserves and lower interest rates drove the lower other income.

Net Loss

We reported a net loss of $0.7 million for the quarter ended March 31, 2021, as compared to a net loss of $0.8 million for the same period in the prior year.

We may incur future operating losses. To regain and sustain profitability, we must, among other things, incrementally grow and maintain our customer base, sell our ACH, credit card, prepaid product offerings and output solutions offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.

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

Liquidity and Capital Resources

At March 31, 2021, we had $4.3 million of cash and cash equivalents, as compared to $5.0 million of cash and cash equivalents at December 31, 2020.

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

Cash Flows

We reported a net loss of $0.7 million for the quarter ended March 31, 2021. At March 31, 2021, we had an accumulated deficit of $65.8 million. Additionally, we had working capital of $5.6 million at March 31, 2021 and December 31, 2020, respectively.

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net lease assets was $10.5 million and net cash used by operating activities of $1.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right-of-use assets and liabilities, our cash used by operating activities was $0.6 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We continue to invest resources and infrastructure in our prepaid and PayFac integrated payments growth initiatives to achieve scale in these business lines.

Net cash used by investing activities was $274,467 and $152,654 for the three months ended March 31, 2021 and March 31, 2020, respectively. The primary drivers of the capital expenditures were development costs associated with internal use software capitalization.

Net cash provided from financing activities for the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $26,629, respectively.  The 2021 cash provided from financing activities was primarily a result of proceeds from our equipment loan.

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

At this time, certain states are reducing mandated operating restrictions and efforts are underway to provide vaccinations to as many people as possible. During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

Our business was initially adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and the pause placed on past due amounts owed.   The level of activity for consumer lending merchants has not returned to pre-COVID levels.  We received an increase in revenues in our prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  To date, we have not been impacted in the magnitude that other payment processors were, as our customer base had limited exposure to retail facing businesses.   Within that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and the well-being of our customers.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2021 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Landers initially refused to participate in the arbitration proceeding.  After hearings in Bexar County state court proceeding, all of the parties' claims, excluding Mr. Lander's claims for defamation and tortious interference with contract, were ordered to be heard by the American Arbitration Association.  We deny Mr. Landers’ allegations and do not believe that his counterclaims have any merit.

On or about April 27, 2021, Mr. Landers filed his Answering Statement and Counterclaim against Usio in the arbitration proceeding. Therein, Mr. Landers alleged a variety of defenses to Usio's claim that Landers violated the non-compete provisions of his employment agreement.  Mr. Landers also asserts a counterclaim for a declaratory judgment finding the non-compete provisions are unenforceable.  Mr. Landers further alleges that Usio breached the terms of his employment agreement because Mr. Landers' resignation was for good reason thus entitling Mr. Landers to deferred compensation.  We deny Mr. Landers' allegations.

Through our investigation, we have learned that Mr. Landers committed other violations of his employment agreement and intends to pursue those claims in arbitration.  Both the state court litigation and the arbitration are in their initial stages.  Usio recently served Mr. Landers with a request for production of documents in the Bexar County state court proceeding, but he has not responded at this time.

Aside from these proceedings above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2021, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - January 31, 2021	14,825	$3.20	951,130	$1,072,909
February 1 - March 1, 2021	297	$6.58	951,427	$1,070,955
Total	15,122			$1,070,955

On January 6, 2021, we repurchased 11,860 shares for $38,545 in a private transaction at a closing price on January 6, 2021 of $3.25 per share from Tom Jewell, our Chief Financial Officer to cover his share of taxes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

On April 18, 2021, our Compensation Committee approved an amendment to the employment agreement with Louis Hoch, our Chief Executive Officer.  Under the terms of the amendment, Mr. Hoch's annual base salary increases from $350,000 to $566,000 beginning April 18, 2021.  Mr. Hoch's entitlement to an annual bonus of $216,000 per year was cancelled as a result of the base salary increase.

The Compensation Committee also approved a change of the term of the employment agreement of Tom Jewell, our Chief Financial Officer, from one to two years with a renewal of one-year increments.   The committee further approved the payout of one additional year of Mr. Jewell's base salary upon a change of control in addition to what he was already entitled to under the employment agreement.

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

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.6	Amendment to the Amended and Restated By-laws (included as exhibit A to Schedule 14C filed April 18, 2007, and incorporated herein by reference).

10.1	Employment Agreement between the Company and Michael R. Long, dated February 27, 2007 (included as exhibit 10.1 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.18	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.19

Independent Director Agreement, dated May 5, 2017, by and between Payment Data Systems, Inc. and Brad Rollins (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.20†

Membership Interest Purchase Agreement, dated September 1, 2017, by and among Payment Data Systems, Inc., Singular Payments, LLC and Vaden Landers (included as exhibit 10.1 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.21

Employment Agreement, dated September 1, 2017, by and between Payment Data Systems, Inc. and Vaden Landers (included as exhibit 10.2 to the Form 8-K, filed September 8, 2017, and incorporated herein by reference).

10.22

First Amendment to Employment Agreement, dated November 27, 2017, by and between Payment Data Systems, Inc. and Tom Jewell (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.23

Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (included as exhibit 10.43 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.24

Lease Agreement between Payment Data Systems, Inc. and RP Circle 1 Building, LLC dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K, filed March 30, 2018, and incorporated herein by reference).

10.25

Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.26

Independent Director Agreement dated April 1, 2019, by and between Payment Data Systems, Inc. and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.27+

Securities Purchase Agreement between Usio, Inc. and Topline Capital Partners, L.P. dated July 1, 2020 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2020, and incorporated herein by reference).

10.28	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.29	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.30	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.31	Underwriting Agreement between the Company and Ladenburg Thalmann & Co., Inc. as representative, dated September 23, 2020 (included as exhibit 1.1 to the Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.32	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.33+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.34+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.35	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.36	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.37	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.38	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.39	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.40	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.41	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.42	Fourth Amendment to Employment Agreement between Usio, Inc. and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

USIO, INC

Date: May 13, 2021	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)