Form 10-Q
period 2021-06-30
Usio, Inc.
filed 2021-08-12
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, the number of outstanding shares of the registrant's common stock was 24,929,009.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,614,702	$5,011,132
Accounts receivable, net	3,160,449	2,863,638
Settlement processing assets	35,515,375	43,558,442
Prepaid card load assets	9,157,519	7,610,242
Customer deposits	1,410,607	1,305,296
Inventory	214,918	176,466
Prepaid expenses and other	432,417	301,755
Current assets before merchant reserves	55,505,987	60,826,971
Merchant reserves	8,101,153	8,265,555
Total current assets	63,607,140	69,092,526

Property and equipment, net	3,326,356	3,105,926

Other assets:
Intangibles, net	5,099,828	6,035,761
Deferred tax asset	1,394,000	1,394,000
Operating lease right-of-use assets	3,038,920	2,671,266
Other assets	413,961	368,078
Total other assets	9,946,709	10,469,105

Total assets	$76,880,205	$82,667,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$645,224	$851,349
Accrued expenses	1,847,384	1,463,944
Operating lease liabilities, current portion	487,410	346,913
Equipment loan, current portion	53,673	—
Settlement processing obligations	35,515,375	43,558,442
Prepaid card load obligations	9,157,519	7,610,242
Customer deposits	1,410,607	1,305,296
Deferred revenues	44,118	66,572
Current liabilities before merchant reserve obligations	49,161,310	55,202,758
Merchant reserve obligations	8,101,153	8,265,555
Total current liabilities	57,262,463	63,468,313

Non-current liabilities:
Equipment loan, non-current portion	99,102	—
Operating lease liabilities, non-current portion	2,733,343	2,495,883
Total liabilities	60,094,908	65,964,196

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,261,016 and 26,260,776 issued, and 24,954,529 and 24,974,995 outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	194,691	194,692
Additional paid-in capital	89,662,665	89,659,433
Treasury stock, at cost; 1,306,487 and 1,285,781 shares at June 30, 2021 (unaudited) and December 31, 2020, respectively	(2,244,985)	(2,165,721)
Deferred compensation	(5,267,134)	(5,926,872)
Accumulated deficit	(65,559,940)	(65,058,171)
Total stockholders’ equity	16,785,297	16,703,361

Total liabilities and stockholders’ equity	$76,880,205	$82,667,557

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$15,233,141	$6,960,553	$28,694,691	$14,732,232
Cost of services	11,105,696	5,674,887	21,660,009	11,518,282
Gross profit	4,127,445	1,285,666	7,034,682	3,213,950

Selling, general and administrative:
Stock-based compensation	317,285	348,393	645,000	636,103
Other SG&A expenses	2,845,213	1,856,924	5,505,247	3,979,030
Depreciation and amortization	627,149	382,244	1,249,356	770,039
Total selling, general and administrative expenses	3,789,647	2,587,561	7,399,603	5,385,172

Operating income (loss)	337,798	(1,301,895)	(364,921)	(2,171,222)

Other income and (expense):
Interest income	2,169	1,487	4,636	12,643
Other income (expense)	(1,484)	38	(1,484)	726
Other income and (expense), net	685	1,525	3,152	13,369

Income (loss) before income taxes	338,483	(1,300,370)	(361,769)	(2,157,853)
Income tax expense (benefit)	120,000	(12,201)	140,000	(34,675)

Net income (loss)	$218,483	$(1,288,169)	$(501,769)	$(2,123,178)

Basic income (loss) per common share:	$0.01	$(0.10)	$(0.03)	$(0.16)
Diluted income (loss) per common share:	$0.01	$(0.10)	$(0.03)	$(0.16)
Weighted average common shares outstanding
Basic	19,993,387	13,173,009	19,962,661	13,150,119
Diluted	24,962,389	13,173,009	19,962,661	13,150,119

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net (loss)	$(501,769)	$(2,123,178)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	313,423	270,038
Amortization	935,933	500,001
Bad debt	86,402	—
Non-cash stock-based compensation	645,000	636,103
Amortization of warrant costs	17,970	17,973
Changes in current assets and current liabilities:
Accounts receivable	(383,213)	149,794
Prepaid expenses and other	(130,662)	(4,039)
Operating lease right-of-use assets	(367,654)	114,127
Other assets	(45,883)	(24,568)
Inventory	(38,452)	—
Accounts payable and accrued expenses	177,315	(139,748)
Operating lease liabilities	377,957	(110,725)
Prepaid card load obligations	1,547,277	18,752,859
Merchant reserves	(164,402)	(1,586,565)
Customer deposits	105,311	—
Deferred revenue	(22,454)	(26,470)
Net cash provided by operating activities	2,552,099	16,425,602

Investing activities:
Purchases of property and equipment	(533,854)	(334,688)
Net cash used by investing activities	(533,854)	(334,688)

Financing activities:
Proceeds from PPP Loan Program	—	813,500
Proceeds from equipment loan	165,996	—
Payments on equipment loan	(13,221)	—
Purchases of treasury stock	(79,264)	(82,448)
Net cash provided by financing activities	73,511	731,052

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	2,091,756	16,821,966
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	22,192,225	12,682,918

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$24,283,981	$29,504,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,484	$—
Income taxes	92,850	—
Non-cash transactions:
Issuance of deferred stock compensation	—	1,559,520

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

Issuance of common stock under equity incentive plan	61,556	61	150,481	—	—	—	150,542
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(237,085)	—	158,096	—	(79,104)
Deferred compensation amortization	—	—	—	—	245,847	—	245,847
Purchase of treasury stock costs	—	—	—	(29,810)	—	—	(29,810)
Net income for the period	—	—	—	—	—	218,483	218,483

Balance at June 30, 2021	26,261,016	$194,691	$89,662,665	$(2,244,985)	$(5,267,134)	$(65,559,940)	$16,785,297

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock costs	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

Issuance of common stock under equity incentive plan	1,500,544	1,500	1,641,304	—	(1,559,520)	—	83,284
Warrant compensation cost	—	—	8,988	—	—	—	8,988
Deferred compensation amortization	—	—	—	—	267,207	—	267,207
Purchase of treasury stock	—	—	—	(55,819)	—	—	(55,819)
Net (loss) for the period	—	—	—	—	—	(1,288,169)	(1,288,169)

Balance at June 30, 2020	19,776,121	$188,207	$78,773,990	$(1,967,900)	$(6,700,248)	$(64,275,166)	$6,018,883

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

The following table presents the Company's revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

ACH and complementary service revenue	$4,001,897	$1,779,245	$7,080,353	$4,016,991
Credit card revenue	6,558,076	4,588,199	12,281,785	9,570,857
Prepaid card services revenue	1,077,531	593,109	1,964,107	1,144,384
Output solutions revenue	3,595,637	—	7,368,446	—
Total revenue	$15,233,141	$6,960,553	$28,694,691	$14,732,232

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $44,118 and $66,572 at June 30, 2021 and December 31, 2020, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Six Months Ended June 30,
	2021	2020

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,011,132	$2,137,580
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Merchant reserves	8,265,555	10,016,904
Total	$22,192,225	$12,682,918

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,614,702	$1,793,252
Prepaid card load assets	9,157,519	19,281,293
Customer deposits	1,410,607	—
Merchant reserves	8,101,153	8,430,339
Total	$24,283,981	$29,504,884

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $260,712 and $205,522 at June 30, 2021 and December 31, 2020, respectively.

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2021 and December 31, 2020, inventory consisted primarily of printing and paper supplies used for Output solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the six months ended June 30, 2021 and June 30, 2020, the Company capitalized $388,349 and $313,983, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2020 or during the six months ended June 30, 2021. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2021 and December 31, 2020, the Company’s reserve for processing losses was $575,149 and $515,199 respectively.

Legal Proceedings: The Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations.

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

Note 2. Acquisition of Information Management Solutions, LLC.

On December 15, 2020, the Company entered into an asset purchase agreement to purchase substantially all the assets of Information Management Solutions, LLC ("IMS"), a Texas limited liability company in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. The total purchase price consideration consisted of a cash payment of $5,907,408 at closing and warrant considerations valued at $552,283.  The warrants were comprised of 945,599 unregistered warrants to purchase shares of common stock of the Company, or 945,599 shares of common stock, $0.001 par value per share, with an exercise price of $4.23 per share.

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

Note 3.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarters ended June 30, 2021 and 2020, operating lease expenses totaled $116,535 and $61,049, respectively.  For the six months ended June 30, 2021 and 2020, operating lease expenses totaled $220,666 and $128,693, respectively.

Operating lease liabilities as of June 30, 2021 will require the following payments:

2021	$306,708
2022	621,802
2023	554,916
2024	518,935
2025	414,138
Thereafter	1,331,219
Total minimum lease payments	3,747,718
Less imputed interest	(526,965)
Total lease liabilities	$3,220,753

Note 4. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2021	December 31, 2020

Accrued commissions	$688,394	$373,154
Reserve for merchant losses	575,149	515,199
Other accrued expenses	168,820	225,412
Accrued taxes	198,223	132,363
Accrued salaries	216,798	217,816
Total accrued expenses	$1,847,384	$1,463,944

Note 5. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.

Note 6. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants will vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the six months ended June 30, 2021 and 2020 was $17,970.

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

Note 7. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$218,483	$(1,288,169)	$(501,769)	$(2,123,178)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	19,993,387	13,173,009	19,962,661	13,150,119
Effect of dilutive securities	4,969,002	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	24,962,389	13,173,009	19,962,661	13,150,119
Basic income (loss) per common share	$0.01	$(0.10)	$(0.03)	$(0.16)
Diluted income (loss) per common share and common share equivalent	$0.01	$(0.10)	$(0.03)	$(0.16)

The awards and options to purchase shares of common stock that were outstanding at June 30, 2021 and June 30, 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2021	2020
Anti-dilutive awards and options	4,969,002	5,467,780

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

Note 9. Related Party Transactions

Louis Hoch

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company purchased a total of $2,890 and $9,886, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

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

On April 1, 2021, the Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs) and Brad Rollins (30,000 RSUs).

On November 1, 2020, as approved by the Company's Compensation Committee, the Company issued 136,891 shares of common stock to Mr. Louis Hoch, the Company's Chief Executive Officer, valued at $216,000 at the closing price of $1.5779 per share from October 15, 2020 in satisfaction of the terms of the additional bonus of his employment agreement. As part of the transaction, on November 1, 2020, the Company repurchased 54,756 shares from Mr. Hoch to cover withholding taxes due.

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

At this time, certain states are considering reinstatement of select mandated operating restrictions and continued efforts are underway to provide vaccinations to as many people as possible. During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

In April and May of 2020, our business was adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on past due amounts owed.   The level of activity for consumer lending merchants has somewhat returned to pre-COVID levels.  We received an increase in revenues in our prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.  The efforts have included the disbursement of funds to encourage vaccinations.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  To date, we have not been adversely impacted in the magnitude that other payment processors were, as our customer base had limited exposure to retail facing businesses.   Within that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and the well-being of our customers.

Note 11. Subsequent Events

None.

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

Name Change

Effective on June 26, 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc.

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

During the second quarter of 2021, the amount of credit card transactions processed increased by 100% versus the second quarter of 2020.  The volume of credit card dollars processed during the second quarter of 2021 increased by 55% compared to the same time period in 2020. Both credit card transactions processed and dollars processed were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our PayFac growth initiatives driving increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the second quarter of 2021 increased by 155% compared to the second quarter of 2020. Returned check transactions processed during the second quarter of 2021 increased by 133% compared to the second quarter of 2020.  Electronic check dollars processed during the second quarter of 2021 increased by 133% compared to the second quarter of 2020. The increases in eCheck transactions, returned check transactions and electronic check dollar volumes processed were primarily attributable to higher activity levels primarily in the cryptocurrency and FinTech lending industries.

Prepaid card load volumes processed during the second quarter of 2021 increased by 65% compared to the second quarter of 2020. Prepaid card transaction counts processed during the second quarter of 2021 increased by 63% compared to the second quarter of 2020. These increases occurred primarily due to the continued associations with many government assistance programs including organizations such as Greater Washington Community Foundation (Washington DC Program), United Way of Central and Northeastern Connecticut, Mayor's Fund for Los Angeles, New York Immigration Coalition, One Fair Wage, Inc., Dorcas International of Rhode Island, National Domestic Workers Alliance, Alliance for Open Society International (City of Baltimore) and Compton Community Development Corporation (Compton Pledge Guaranteed Income Program).

Total dollar volumes processed for the second quarter of 2021 were $2.730 billion compared to $694 million processed in the second quarter of 2020.

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards.  With the acquisition of the assets of IMS in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services through our Output Solutions entity.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$4,001,897	$1,779,245	$2,222,652	124.9%
Credit card revenue	6,558,076	4,588,199	1,969,877	42.9%
Prepaid card services revenue	1,077,531	593,109	484,422	81.7%
Output solutions revenue	3,595,637	—	3,595,637	100.0%
Total Revenue	$15,233,141	$6,960,553	$8,272,588	118.8%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$7,080,353	$4,016,991	$3,063,362	76.3%
Credit card revenue	12,281,785	9,570,857	2,710,928	28.3%
Prepaid card services revenue	1,964,107	1,144,384	819,723	71.6%
Output solutions revenue	7,368,446	—	7,368,446	100.0%
Total Revenue	$28,694,691	$14,732,232	$13,962,459	94.8%

Revenues for the quarter ended June 30, 2021 increased by 118.8% to $15.2 million, as compared to $7.0 million for the quarter ended June 30, 2020. Excluding the impact of the Output Solutions revenues, the organic growth was 67% versus the same period last year. The revenue increases were across all business lines including incremental revenues from our Output Solutions plus double-digit gains in our other business lines as referenced above.  During the second quarter we saw a continued rebound in our ACH and complementary service category from strong transaction growth in our cryptocurrency and FinTech lending businesses.

For the six months ended June 30, 2021, revenues increased by 94.8% to $28.7 million, as compared to $14.7 million for the six months ended June 30, 2020. Excluding the impact of the Output Solutions revenues, the organic growth was 45% versus the same period last year. The revenue increases were across all business lines including incremental revenues from our Output Solutions plus double-digit gains in our other business lines as referenced above.

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

Cost of services increased by $5.4 million, or 96% to $11.1 million for the quarter ended June 30, 2021, as compared to $5.7 million for the same period in the prior year. Cost of services increased by $10.1 million, or 88% to $21.7 million for the six months ended June 30, 2020, as compared to $11.5 million for the same period in the prior year. The increases in the quarter and six-month period ended June 30, 2020, as compared to the same period in the prior year, were primarily due to the increased costs associated with higher revenues plus incremental costs associated with the Output Solutions business.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profits increased by 221% to $4.1 million for the quarter ended June 30, 2021, as compared to $1.3 million for the same period in the prior year. Gross profits for the six months ended June 30, 2020 increased by 119% to $7.0 million as compared to $3.2 million for the same period in the prior year.  The increase in gross profit for the quarter and six months ended June 30, 2021, as compared to the same period in the prior year, was primarily a result of incremental profits from our existing business lines plus the incremental profits of our Output Solutions business.  The gross margin percentage was 27.1% for the quarter ended June 30, 2021 as compared to  18.5%  in the prior year period.  The gross margin percentage was 24.5% for the six months ended  June 30, 2021 as compared to  21.8% in the prior year period. The increase in gross margin percentage in the quarter and six months ended June 30, 2021, as compared to the same periods in the prior year, are attributable to product mix shifts to higher profit transactions.

Stock-based Compensation

Stock-based compensation expenses were $317,285 for the quarter ended June 30, 2021 as compared to $348,393 for the quarter ended June 30, 2020  and $317,285 for the six months ended June 30, 2021 as compared to $348,393 for the quarter ended June 30, 2020, both relatively unchanged versus the prior year periods.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (SG&A) were $2.8 million for the quarter ended June 30, 2021 as compared to $1.9 million in the prior year, a 53% increase versus the prior year period.  Other SG&A expenses for the six months ended June 30, 2021 increased to $5.5 million from $4.0 million, a 38% increase.  The increase in other SG&A for the quarter and six months ended June 30, 2021 reflects the incremental costs associated with our Output Solutions business and our continued investment in our prepaid and PayFac growth initiatives.

Depreciation and Amortization

Depreciation and amortization totaled $0.6 million and $0.4 million for the quarters ended June 30, 2021 and June 30, 2020, respectively and $1.2 million and $0.8 million for the six month ended June 30, 2021 and June 30, 2020, respectively.  The incremental expense was primarily associated with the amortization of the IMS customer list asset.

Other Income (Expense)

Other income and expense, net was $685 for the quarter ended June 30, 2021 compared to other income of $1,525 for the quarter ended June 30, 2020.  For the six months ended June 30, 2021 and June 30, 2020, respectively, other income and expense, net was $3,152 and $13,369, respectively.  Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income and reflects interest expense associated with our equipment loan.

Net Income (Loss)

We reported net income of $0.2 million for the quarter ended June 30, 2021, as compared to a net loss of $1.3 million for the same period in the prior year.  We reported a net loss of $0.5 million for the period ended June 30, 2021 compared to a net loss of $2.1 million for the same period in the prior year.  The net income improvement in the current quarter and the six month periods was attributable to increases in revenues and profits of the entity.

We may incur future operating losses. To maintain, grow and sustain profitability, we must, among other things, continue to incrementally grow and maintain our customer base, sell our ACH, credit card, prepaid product offerings and output solutions offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs.

Liquidity and Capital Resources

At June 30, 2021, we had $5.6 million of cash and cash equivalents, as compared to $5.0 million of cash and cash equivalents at December 31, 2020.

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

Cash Flows

We reported a net income of $0.2 million for the quarter ended June 30, 2021 and a net loss of $0.5 million for the six months ended June 30, 2021. At June 30, 2021, we had an accumulated deficit of $65.6 million. Additionally, we had working capital of $6.3 million and $5.6 million at June 30, 2021 and December 31, 2020, respectively.

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets was $2.6 million and $16.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right-of-use assets and liabilities, our cash provided by operating activities was $1.1 million and cash used by operating activities was $0.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $533,854 and $334,688 for the six months ended June 30, 2021 and June 30, 2020, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts.

Net cash provided from financing activities for the six months ended June 30, 2021 and June 30, 2020 was $73,511 and $731,052, respectively.  The 2021 cash provided from financing activities was primarily a result of proceeds from our equipment loan.  The 2020 net funds provided from financing activities was the proceeds of our PPP loan.

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

At this time, certain states are considering reinstatement of select mandated operating restrictions and continued efforts are underway to provide vaccinations to as many people as possible. During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

In April and May 2020, our business was initially adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on past due amounts owed.   The level of activity for consumer lending merchants has somewhat returned to pre-COVID levels.  We received an increase in revenues in our prepaid business line, as we were able to work in conjunction with major cities across the U.S. to use our prepaid debit cards to facilitate the transfer of money via our debit cards from city foundations to the local residents in need of financial assistance.  The efforts have included the disbursement of funds to encourage vaccinations.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  To date, we have not been adversely impacted in the magnitude that other payment processors were, as our customer base had limited exposure to retail facing businesses.   Within that framework, we will continue to monitor the overall impact on our operations and take necessary steps to ensure the safety of our employees and the well-being of our customers.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2021 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 27, 2021, Mr. Landers filed his answering statement and counterclaim against us in the arbitration proceeding. Therein, Mr. Landers alleged a variety of defenses to our claim that Landers violated the non-compete provisions of his employment agreement.  Mr. Landers also asserted a counterclaim for a declaratory judgment finding the non-compete provisions are unenforceable.  Mr. Landers further alleged that we breached the terms of his employment agreement because Mr. Landers' resignation was for good reason thus entitling Mr. Landers to deferred compensation.  We deny Mr. Landers' allegations.

Through our investigation, we have learned that Mr. Landers committed other violations of his employment agreement and we intend to pursue those claims in arbitration.  Both the state court litigation and the arbitration are in their initial stages. We have obtained certain documents from Mr. Landers in the state court proceeding.  Additional written discovery will be required before any depositions are taken in the state court litigation.

In the arbitration, the parties have both submitted motions to the arbitration panel on the initial legal question of whether the non-compete is enforceable.  The arbitration panel held a Zoom hearing on this initial legal question on August 6, 2021.  Once the panel renders a decision on the initial legal question, the arbitration will continue to the merits of USIO’s claims and the counterclaims raised by Mr. Landers in the arbitration.  We anticipate that the arbitration panel will render its initial decision within 30 days of the August 6, 2021 hearing.

We consider the risk of loss as remote related to this lawsuit.

World Health Merchants, LLC and Laitan Group, LLC

On July 21, 2021, a lawsuit was filed against us in Bexar County, Texas by two former merchants, World Health Merchants, LLC and Laitan Group, LLC. Three additional defendants were named in the lawsuit: Central Bank of St. Louis, Allied Platforms LLC, and Heriberto Cepeda.  The lawsuit is styled: WORLD HEALTH MERCHANTS, LLC, a Delaware limited liability company, LAITAN GROUP, LLC, an Illinois limited liability company v. USIO, Inc. a Texas Corporation, USIO OUTPUT SOLUTIONS, INC., a Texas corporation, CENTRAL BANK OF ST. LOUIS, a State chartered bank, ALLIED PLATFORMS, LLC, a Nevada limited liability company; HERIBERTO CEPEDA, an individual and DOES 1 through 20; Cause No 2021CI14615, pending in the 57th Judicial District Court of Bexar County, Texas.

The World Health lawsuit concerns the processing of certain transactions by us for the Plaintiff merchants, which were referred to us by Allied Platforms, LLC, and Mr. Cepeda pursuant to a referral agent agreement by and between us and Allied Platforms, LLC.  After initial concerns arose regarding the Plaintiffs’ transactions, we, pursuant to the applicable sub merchant processing agreement, terminated the processing of transactions for Plaintiffs. Pursuant to the same agreement, we retained certain funds for the purposes of processing returns.

After termination of the sub merchant processing agreement, Plaintiffs repeatedly demanded the return of all monies, which are in the custody of Defendant, Central Bank of St. Louis.  We requested documentation from Plaintiffs to substantiate the true nature of the transactions. The initial documentation provided to us raised additional concerns regarding the transactions.

After we retained counsel, additional demands were made for the return of the subject funds. However, additional concerns arose regarding ownership of the dispute funds when one of the current attorneys for Plaintiffs submitted a demand letter to us claiming the funds, or a portion thereof, belonged to third parties with no contractual privity with us. Based on the conflicting demands and claims of ownership, we retained the funds pending further information. After the third-party demand was purportedly withdrawn, our counsel requested additional information from various attorneys claiming to represent Plaintiffs. No further information or documents were provided, and Plaintiff subsequently filed the lawsuit.

In the Lawsuit, Plaintiffs assert causes of action against us for negligence, breach of contract, money had and received, unjust enrichment and conversion claiming damages in excess of $1,000,000. We deny any and all liability to Plaintiffs.

We consider the risk of loss as remote related to this lawsuit.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities since February 5, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2021, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2021	2,080	$6.54	953,507	$1,057,352
May 1 - May 31, 2021	1,483	$5.83	954,990	$1,048,706
June 1 - June 30, 2021	2,021	$6.60	957,011	$1,035,366
Total	5,584			$1,035,366

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

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Filed herewith.

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: August 12, 2021	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)