Form 10-Q
period 2021-09-30
Usio, Inc.
filed 2021-11-10
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, the number of outstanding shares of the registrant's common stock was 24,973,775.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,939,834	$5,011,132
Accounts receivable, net	4,187,253	2,863,638
Settlement processing assets	36,492,916	43,558,442
Prepaid card load assets	15,084,868	7,610,242
Customer deposits	1,505,324	1,305,296
Inventory	221,675	176,466
Prepaid expenses and other	247,046	301,755
Current assets before merchant reserves	63,678,916	60,826,971
Merchant reserves	7,261,153	8,265,555
Total current assets	70,940,069	69,092,526

Property and equipment, net	3,625,050	3,105,926

Other assets:
Intangibles, net	4,631,861	6,035,761
Deferred tax asset, net	1,394,000	1,394,000
Operating lease right-of-use assets	2,921,129	2,671,266
Other assets	345,078	368,078
Total other assets	9,292,068	10,469,105

Total assets	$83,857,187	$82,667,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,334,579	$851,349
Accrued expenses	1,746,226	1,463,944
Operating lease liabilities, current portion	494,983	346,913
Equipment loan, current portion	54,217	—
Settlement processing obligations	36,492,916	43,558,442
Prepaid card load obligations	15,084,868	7,610,242
Customer deposits	1,505,324	1,305,296
Deferred revenues	30,882	66,572
Current liabilities before merchant reserve obligations	56,743,995	55,202,758
Merchant reserve obligations	7,261,153	8,265,555
Total current liabilities	64,005,148	63,468,313

Non-current liabilities:
Equipment loan, non-current portion	85,333	—
Operating lease liabilities, non-current portion	2,606,709	2,495,883
Total liabilities	66,697,190	65,964,196

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,289,288 and 26,260,776 issued, and 24,962,750 and 24,974,995 outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	194,746	194,692
Additional paid-in capital	89,702,612	89,659,433
Treasury stock, at cost; 1,326,538 and 1,285,781 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively	(2,364,071)	(2,165,721)
Deferred compensation	(4,954,584)	(5,926,872)
Accumulated deficit	(65,418,706)	(65,058,171)
Total stockholders’ equity	17,159,997	16,703,361

Total liabilities and stockholders’ equity	$83,857,187	$82,667,557

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$15,821,070	$8,137,077	$44,515,761	$22,869,309
Cost of services	11,787,439	6,414,807	33,447,448	17,933,089
Gross profit	4,033,631	1,722,270	11,068,313	4,936,220

Selling, general and administrative:
Stock-based compensation	343,567	267,223	988,567	903,326
Other SG&A expenses	2,844,205	1,976,191	8,349,452	5,955,221
Depreciation and amortization	634,912	390,216	1,884,268	1,160,255
Total selling, general and administrative expenses	3,822,684	2,633,630	11,222,287	8,018,802

Operating income (loss)	210,947	(911,360)	(153,974)	(3,082,582)

Other income and (expense):
Interest income	1,767	10,157	6,403	22,800
Other income (expense)	(1,480)	186	(2,964)	912
Other income and (expense), net	287	10,343	3,439	23,712

Income (loss) before income taxes	211,234	(901,017)	(150,535)	(3,058,870)
Income tax expense	70,000	35,000	210,000	325

Net income (loss)	$141,234	$(936,017)	$(360,535)	$(3,059,195)

Basic income (loss) per common share:	$0.01	$(0.06)	$(0.02)	$(0.22)
Diluted income (loss) per common share:	$0.01	$(0.06)	$(0.02)	$(0.22)
Weighted average common shares outstanding
Basic	20,033,515	15,474,171	19,986,279	13,924,803
Diluted	24,935,517	15,474,171	19,986,279	13,924,803

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss)	$(360,535)	$(3,059,195)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	480,368	410,254
Amortization	1,403,900	750,001
Bad debt	87,190	—
Non-cash stock-based compensation	988,567	903,326
Amortization of warrant costs	26,955	26,958
Changes in current assets and current liabilities:
Accounts receivable	(1,410,805)	54,631
Prepaid expenses and other	54,709	(1,534)
Operating lease right-of-use assets	(249,863)	172,166
Other assets	23,000	(18,363)
Inventory	(45,209)	—
Accounts payable and accrued expenses	765,512	(71,309)
Operating lease liabilities	258,896	(168,458)
Prepaid card load obligations	7,474,626	7,378,146
Merchant reserves	(1,004,402)	(1,782,500)
Customer deposits	200,028	—
Deferred revenue	(35,690)	(39,705)
Net cash provided by operating activities	8,657,247	4,554,418

Investing activities:
Purchases of property and equipment	(999,493)	(582,347)
Net cash (used) by investing activities	(999,493)	(582,347)

Financing activities:
Proceeds from PPP Loan Program	—	813,500
Proceeds from public offering, net of expenses	—	7,257,925
Proceeds from private offering	—	3,000,000
Proceeds from equipment loan	165,996	—
Payments on equipment loan	(26,446)	—
Purchases of treasury stock	(198,350)	(180,311)
Net cash (used) provided by financing activities	(58,800)	10,891,114

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	7,598,954	14,863,185
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	22,192,225	12,682,918

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$29,791,179	$27,546,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,964	$—
Income taxes	92,850	93,525
Non-cash transactions:
Issuance of deferred stock compensation	—	1,559,520

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

Issuance of common stock under equity incentive plan	61,556	61	150,481	—	—	—	150,542
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(237,085)	—	158,096	—	(79,104)
Deferred compensation amortization	—	—	—	—	245,847	—	245,847
Purchase of treasury stock costs	—	—	—	(29,810)	—	—	(29,810)
Net income for the period	—	—	—	—	—	218,483	218,483

Balance at June 30, 2021	26,261,016	$194,691	$89,662,665	$(2,244,985)	$(5,267,134)	$(65,559,940)	$16,785,297

Issuance of common stock under equity incentive plan	49,322	76	108,146	—	20,785	—	129,007
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,950	20	(20)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(41,000)	(41)	(77,164)	—	52,434	—	(24,771)
Deferred compensation amortization	—	—	—	—	239,331	—	239,331
Purchase of treasury stock costs	—	—	—	(119,086)	—	—	(119,086)
Net income for the period	—	—	—	—	—	141,234	141,234

Balance at September 30, 2021	26,289,288	$194,746	$89,702,612	$(2,364,071)	$(4,954,584)	$(65,418,706)	$17,159,997

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	51,000	51	59,440	—	—	—	59,491
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	228,219	—	228,219
Purchase of treasury stock costs	—	—	—	(26,629)	—	—	(26,629)
Net (loss) for the period	—	—	—	—	—	(835,009)	(835,009)

Balance at March 31, 2020	18,275,577	$186,707	$77,123,698	$(1,912,081)	$(5,407,935)	$(62,986,997)	$7,003,392

Issuance of common stock under equity incentive plan	1,500,544	1,500	1,641,304	—	(1,559,520)	—	83,284
Warrant compensation cost	—	—	8,988	—	—	—	8,988
Deferred compensation amortization	—	—	—	—	267,207	—	267,207
Purchase of treasury stock	—	—	—	(55,819)	—	—	(55,819)
Net (loss) for the period	—	—	—	—	—	(1,288,169)	(1,288,169)

Balance at June 30, 2020	19,776,121	$188,207	$78,773,990	$(1,967,900)	$(6,700,248)	$(64,275,166)	$6,018,883

Issuance of common stock under equity incentive plan	32,323	32	149,961	—	—	—	149,993
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	27,051	27	(27)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(450,000)	(450)	(791,550)	—	594,900	—	(197,100)
Issuance of common stock, public offering	4,705,883	4,705	7,253,220	—	—	—	7,257,925
Issuance of common stock, private offering	1,796,407	1,797	2,998,203	—	—	—	3,000,000
Deferred compensation amortization	—	—	—	—	312,232	—	312,232
Purchase of treasury stock	—	—	—	(97,863)	—	—	(97,863)
Net (loss) for the period	—	—	—	—	—	(936,017)	(936,017)

Balance at September 30, 2020	25,887,785	$194,318	$88,392,782	$(2,065,763)	$(5,793,116)	$(65,211,183)	$15,517,038

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

The following table presents the Company's revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

ACH and complementary service revenue	$3,733,453	$2,063,458	$10,813,806	$6,080,449
Credit card revenue	6,509,344	5,076,591	18,791,129	14,647,448
Prepaid card services revenue	2,004,657	997,028	3,968,764	2,141,412
Output solutions revenue	3,573,616	—	10,942,062	—
Total revenue	$15,821,070	$8,137,077	$44,515,761	$22,869,309

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $30,882 and $66,572 at September 30, 2021 and December 31, 2020, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Nine Months Ended September 30,
	2021	2020

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,011,132	$2,137,580
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Merchant reserves	8,265,555	10,016,904
Total	$22,192,225	$12,682,918

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,939,834	$11,405,119
Prepaid card load assets	15,084,868	7,906,580
Customer deposits	1,505,324	—
Merchant reserves	7,261,153	8,234,404
Total	$29,791,179	$27,546,103

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $261,500 and $205,522 at September 30, 2021 and December 31, 2020, respectively.

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2021 and December 31, 2020, inventory consisted primarily of printing and paper supplies used for Output solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the nine months ended September 30, 2021 and September 30, 2020, the Company capitalized $561,177 and $492,294, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2020 or during the nine months ended September 30, 2021. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2021 and December 31, 2020, the Company’s reserve for processing losses was $608,149 and $515,199 respectively.

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

Note 3.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarters ended September 30, 2021 and 2020, operating lease expenses totaled $117,689 and $58,039, respectively.  For the nine months ended September 31, 2021 and 2020, operating lease expenses totaled $338,355 and $186,731, respectively.

Operating lease liabilities as of September 30, 2021 will require the following payments:

2021 (excluding the nine months ended September 30, 2021)	$154,018
2022	621,802
2023	554,916
2024	518,935
2025	414,138
Thereafter	1,331,219
Total minimum lease payments	3,595,028
Less imputed interest	(493,336)
Total lease liabilities	$3,101,692

Note 4. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2021	December 31, 2020

Accrued commissions	$699,942	$373,154
Reserve for merchant losses	608,149	515,199
Other accrued expenses	80,935	225,412
Accrued taxes	270,136	132,363
Accrued salaries	87,064	217,816
Total accrued expenses	$1,746,226	$1,463,944

Note 5. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.  Current year payments on the Equipment Loan were $26,446.

Note 6. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the nine months ended September 30, 2021 and 2020 was $26,955.

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

On September 1, 2021, the Company issued 19,950 shares of common stock to University FanCards, LLC in a cashless exercise at $5.97 per common share in exchange for 30,000 warrants exercised by FanCards, LLC.

On December 15, 2020, the Company issued to Information Management Solutions, LLC warrants to purchase 945,599 unregistered shares of Usio, Inc. or 945,599 shares of common stock, $0.001 par value per share, with an exercise price of $4.23.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

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

Note 7. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$141,234	$(936,017)	$(360,535)	$(3,059,195)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,033,515	15,474,171	19,986,279	13,924,803
Effect of dilutive securities	4,902,002	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	24,935,517	15,474,171	19,986,279	13,924,803
Basic income (loss) per common share	$0.01	$(0.06)	$(0.02)	$(0.22)
Diluted income (loss) per common share and common share equivalent	$0.01	$(0.06)	$(0.02)	$(0.22)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2021 and September 30, 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2021	2020
Anti-dilutive awards and options	4,902,002	5,467,780

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

Note 9. Related Party Transactions

Louis Hoch

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company purchased a total of $3,957 and $9,886, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

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

The Company has recently experienced some difficulty in recruiting and retaining certain categories of employees due to limited resource availability.  The Company continues to monitor resource availability and is taking necessary steps to retain employees and recruit employees to fill open positions.

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

Note 11. Subsequent Events

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing on December 1, 2021 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816.

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

During the third quarter of 2021, the amount of credit card transactions processed increased by 76% versus the third quarter of 2020.  The volume of credit card dollars processed during the third quarter of 2021 increased by 43% compared to the same time period in 2020. Both credit card transactions processed and dollars processed were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our PayFac growth initiatives driving increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the third quarter of 2021 increased by 86% compared to the third quarter of 2020. Returned check transactions processed during the third quarter of 2021 increased by 100% compared to the third quarter of 2020.  Electronic check dollars processed during the third quarter of 2021 increased by 100% compared to the third quarter of 2020. The increases in eCheck transactions, returned check transactions and electronic check dollar volumes processed were primarily attributable to higher activity levels primarily in the cryptocurrency and FinTech lending industries.

Prepaid card load volumes processed during the third quarter of 2021 increased by 2% compared to the third quarter of 2020. Prepaid card transaction counts processed during the third quarter of 2021 increased by 115% compared to the third quarter of 2020. Prepaid card purchase volume during the third quarter of 2021 increased by 18% compared to the third quarter of 2020. These increases occurred primarily due to the continued associations with many government assistance programs including organizations such as New York City Economic Development Corporation, City of Houston, Harris County, TX, Open Society International (City of Baltimore), and Greater Washington Community Foundation (Washington DC) with their vaccine incentive and cash disbursement programs.  We also continue to support numerous guaranteed income programs including the Arlington Community Foundation, E.A.T (Equity and Transformation) Chicago, and Hudson UP, the City of Denver's Basic Income Project.

Total dollar volumes processed for the third quarter of 2021 were $2.1 billion compared to $852 million processed in the third quarter of 2020.

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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$3,733,453	$2,063,458	$1,669,995	80.9%
Credit card revenue	6,509,344	5,076,591	1,432,753	28.2%
Prepaid card services revenue	2,004,657	997,028	1,007,629	101.1%
Output solutions revenue	3,573,616	—	3,573,616	100.0%
Total Revenue	$15,821,070	$8,137,077	$7,683,993	94.4%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$10,813,806	$6,080,449	$4,733,357	77.8%
Credit card revenue	18,791,129	14,647,448	4,143,681	28.3%
Prepaid card services revenue	3,968,764	2,141,412	1,827,352	85.3%
Output solutions revenue	10,942,062	—	10,942,062	100.0%
Total Revenue	$44,515,761	$22,869,309	$21,646,452	94.7%

Revenues for the quarter ended September 30, 2021 increased by 94.4% to $15.8 million, as compared to $8.1 million for the quarter ended September 30, 2020. Excluding the impact of the Output Solutions revenues, the organic growth was 51% versus the same period last year. The revenue increases were across all business lines including incremental revenues from our Output Solutions plus double-digit gains in our other business lines as referenced above.  During the third quarter we saw continued growth in our ACH and complementary service category from strong transaction growth in our cryptocurrency and FinTech lending businesses.

For the nine months ended September 30, 2021, revenues increased by 95% to $44.5 million, as compared to $22.9 million for the nine months ended September 30, 2020. Excluding the impact of the Output Solutions revenues, the organic growth was 47% versus the same period last year. The revenue increases were across all business lines including incremental revenues from our Output Solutions plus double-digit gains in our other business lines as referenced above.

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

Cost of services increased by $5.4 million, or 84% to $11.8 million for the quarter ended September 30, 2021, as compared to $6.4 million for the same period in the prior year. Cost of services increased by $15.5 million, or 87% to $33.4 million for the nine months ended September 30, 2021, as compared to $17.9 million for the same period in the prior year. The increases in the quarter and nine-month period ended September 30, 2021, as compared to the same period in the prior year, were primarily due to the increased costs associated with higher revenues plus incremental costs associated with the Output Solutions business.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profits increased by 134% to $4.0 million for the quarter ended September 30, 2021, as compared to $1.7 million for the same period in the prior year. Gross profits for the nine months ended September 30, 2021 increased by 124% to $11.1 million as compared to $4.9 million for the same period in the prior year.  The increase in gross profit for the quarter and nine months ended September 30, 2021, as compared to the same period in the prior year, was primarily a result of incremental profits from our existing business lines plus the incremental profits of our Output Solutions business.  The gross margin percentage was 25.5% for the quarter ended September 30, 2021 as compared to  21.2%  in the prior year period.  The gross margin percentage was 24.9% for the nine months ended  September 30, 2021 as compared to  21.6% in the prior year period. The increase in gross margin percentage in the quarter and nine months ended September 30, 2021, as compared to the same periods in the prior year, are attributable to product mix shifts to higher profit transactions plus overall margin improvements.

Stock-based Compensation

Stock-based compensation expenses were $343,567 for the quarter ended September 30, 2021 as compared to $267,223 for the quarter ended September 30, 2020, an increase of 28.6%.  The prior year period was lower than normal due the reversal of stock compensation expense due to stock cancellations.  Stock compensation expense for the nine months ended September 30, 2021 was $988,567 as compared to $903,326 for the nine months ended September 30, 2020, an increase of 9.4%.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $2.8 million for the quarter ended September 30, 2021 as compared to $2.0 million in the prior year, a 44% increase versus the prior year period.  Other SG&A expenses for the nine months ended September 30, 2021 increased to $8.3 million from $6.0 million, a 40% increase.  The increase in other SG&A for the quarter and nine months ended September 30, 2021 reflects the incremental costs associated with our Output Solutions business and our continued investment in our prepaid and PayFac growth initiatives.

Depreciation and Amortization

Depreciation and amortization totaled $0.6 million and $0.4 million for the quarters ended September 30, 2021 and September 30, 2020, respectively and $1.9 million and $1.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.  The incremental expense was primarily associated with the amortization of the IMS customer list asset.

Other Income (Expense)

Other income and expense, net was $287 for the quarter ended September 30, 2021 compared to other income of $10,343 for the quarter ended September 30, 2020.  For the nine months ended September 30, 2021 and September 30, 2020, respectively, other income and expense, net was $3,439 and $23,712, respectively.  Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income and reflects interest expense associated with our equipment loan.

Net Income (Loss)

We reported net income of $0.1 million for the quarter ended September 30, 2021, as compared to a net loss of $0.9 million for the same period in the prior year.  We reported a net loss of $0.4 million for the nine months ended September 30, 2021 compared to a net loss of $3.1 million for the same period in the prior year.  The net income improvement in the current quarter and the nine month periods was attributable to increases in revenues and profits of the entity.

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

Liquidity and Capital Resources

At September 30, 2021, we had $5.9 million of cash and cash equivalents, as compared to $5.0 million of cash and cash equivalents at December 31, 2020.

We received funding under the Paycheck Protection Program, or PPP, as part of the Coronas Aid, Relief and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration.  We received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022.  We used the proceeds for payroll costs and other permitted expenses.  Under the terms of the PPP, the principal could be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES act, such as for payroll costs, benefits, rents and utilities.  The Company's loan forgiveness was approved in full by the U.S. Small Business Administration on December 14, 2020 and was accounted for as income in 2020 under FASB ASC 470.

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

We reported a net income of $0.1 million for the quarter ended September 30, 2021 and a net loss of $0.4 million for the nine months ended September 30, 2021. At September 30, 2021, we had an accumulated deficit of $65.4 million. Additionally, we had working capital of $6.9 million and $5.6 million at September 30, 2021 and December 31, 2020, respectively.

Cash Flows

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets was $8.7 million and $4.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right-of-use assets and liabilities, our cash provided by operating activities was $2.0 million and cash used by operating activities was $1.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $999,493 and $582,347 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts.

Net cash used by financing activities for the nine months ended September 30, 2021  was $58,800 and net cash provided by financing activities for the nine months ended September 30, 2020 was $10,891,114, respectively.  The 2021 cash used by financing activities was  net proceeds from our equipment loan offset by treasury stock transactions.  The 2020 net funds provided by financing activities was the net proceeds from our public and private stock offerings plus proceeds from our PPP loan.

Material Trends and Uncertainties

Please refer of our Covid-19 risks described in Note 10 to our financial statements.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2021 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the arbitration, the parties have both submitted motions to the arbitration panel on the initial legal question of whether the non-compete is enforceable.  On September 16, 2021, the arbitration panel ruled the non-competition provisions in Mr. Landers' employment agreement were enforceable.  The panel reserved ruling on the scope of the restrictions contained therein pending discovery.  The arbitration panel held that the non-compete provisions need to be reformed to more specifically set forth the competition restrictions applicable to Mr. Landers.  The parties attempted to confer on a mutually agreeable reformation, but were unable to reach an agreement.  The parties are now engaging in written discovery both as to the anticipated reformation on the non-compete provision and the ultimate merits of the case.

The state court case involving Mr. Landers is still in discovery phase.  There is no current trial setting.

We consider the risk of loss as remote related to this lawsuit.

World Health Merchants, LLC and Laitan Group, LLC

On July 21, 2021, a lawsuit was filed against us in Bexar County, Texas by two former merchants, World Health Merchants, LLC and Laitan Group, LLC. Three additional defendants were named in the lawsuit: Central Bank of St. Louis, Allied Platforms LLC, and Heriberto Cepeda.

The World Health lawsuit concerns the processing of certain transactions by us for the plaintiff merchants, which were referred to us by Allied Platforms, LLC, and defendant Mr. Cepeda pursuant to a referral agent agreement by and between us and Allied Platforms, LLC.  After initial concerns arose regarding the Plaintiffs’ transactions, we, pursuant to the applicable sub merchant processing agreement, terminated the processing of transactions for Plaintiffs. Pursuant to the same agreement, we retained certain funds for the purposes of processing returns.

After termination of the sub merchant processing agreement, Plaintiffs repeatedly demanded the return of all monies, which are in the custody of defendant, Central Bank of St. Louis.  We requested documentation from plaintiffs to substantiate the true nature of the transactions. The initial documentation provided to us raised additional concerns regarding the transactions.

After we retained counsel, additional demands were made for the return of the subject funds. However, additional concerns arose regarding ownership of the dispute funds. Based on the conflicting demands and claims of ownership, we retained the funds pending further information.  Our counsel requested additional information from various attorneys claiming to represent plaintiffs. No further information or documents were provided, and plaintiff subsequently filed the lawsuit.

We settled the case without prejudice on September 16, 2021.  The confidential settlement agreement provides for a release of funds by Central Bank of St. Louis to the Plaintiff.  We received certain risk mitigation payments totaling $156,166 pursuant to the settlement agreement.  We also received $15,000 for our reasonable and necessary attorney fees incurred in the matter.

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as USIO Output Solutions, Inc., claiming a breach of the asset purchase agreement executed by the parties on December 14th, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred two us.

We believe that plaintiff's claims in the lawsuit have no merit and contradict the express terms of the asset purchase agreement. As a result of this post sale dispute, we discovered that KDHM, LLC, and its principals, made certain misrepresentations and breached the terms of the asset purchase agreement.

On September 28, 2021, we filed an answer generally denying plaintiff’s allegations.  On October 5, 2021, we filed a counterclaim and third-party petition.  Therein, we allege that neither KDHM nor its principals disclosed that KDHM was not accounting for the customer deposits in accordance with Generally Accepted Accounting Principles.  Yet, KDHM, and third-party defendants its principals Henry Minten and Thomas Dowe, affirmatively represented and warranted in section 3.1(e) of the agreement that “[t]Annual Financial Statements and the Interim Financial Statements have been prepared from the books and records of Seller in accordance with GAAP applied on a consistent basis.”

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and these deposits were not conveyed to us as required by the agreement.  KDHM, Minten and Dowe provided us with fraudulent and misleading profit and loss statements that did not disclose these additional customer deposits.  KDHM and the defendants do not dispute that these additional customer deposits exist and that they were purchased by Usio.  However, despite a written representation that these funds would be returned, KDHM and its principal have held these funds hostage.  Section 2.1(b)(x) of the agreement provides that the purchased assets includes “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.”  Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased asset under the agreement.  We demanded the missing customer lists, but they have yet to be provided to us per the agreement.

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion.  At this time, the parties have not engaged in any written discovery or depositions and no trial date has been set.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On September 1, 2021, we issued 19,950 shares of common stock to University FanCards, LLC in a cashless exercise at $5.97 per common share in exchange for 30,000 warrants exercised by FanCards, LLC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2021, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2021	4,152	$5.98	961,163	$1,010,546
August 1 - August 31, 2021	14,715	$5.56	975,878	$928,757
September 1 - September 30, 2021	2,077	$6.01	977,878	$916,265
Total	20,944			$916,265

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

10.43*	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021.

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

USIO, INC

Date: November 10, 2021	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)