Form 10-K
period 2021-12-31
Usio, Inc.
filed 2022-03-17
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, was $101,250,000 based on 15,802,451 shares of the registrant’s common stock held by non-affiliates on June 30, 2021 at the closing price of $6.40 per share as reported on the Nasdaq Global Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 10, 2022, the number of outstanding shares of the registrant's common stock was 25,533,013.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders.

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2021
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

With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

Usio, Inc. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail via a physical check. E-checks are processed using the ACH network. We are one of ten companies that hold the prestigious NACHA certification for Third-Party Senders and were the second company to receive the certification and are the most tenured to hold the certification.

Our card-based processing services enable merchants to process both traditional card-present, tap-and-pay, or "swipe" transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a card holder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, fax or telephone. A tap-and-pay transaction occurs whenever a consumer taps their phone on a physical terminal utilizing third party wallet services like Apple Pay®, Samsung Pay™ and Google Pay™.

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

FiCentive, Inc. We provide prepaid card issuance services for corporate clients and consumers through our wholly owned subsidiary, FiCentive, Inc. We develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general and government disbursement and corporate expense cards.

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

Output Solutions:  On December 15, 2020, we acquired the assets of Information Management Solutions, LLC ("IMS") in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force. We bought an existing portfolio of customers with a significant revenue stream. This acquisition increased our ability to grow new revenue streams and allows us to reenter the electronic bill presentment and payment revenue stream. The first full year of operations from the Output Solutions unit achieved $14.8 million in top line revenue in 2021, exceeding expectations. The success of this new business line will continue to depend on our ability to realize the anticipated growth opportunities and we cannot provide any assurance that we will be able to realize these opportunities.

Our websites are www.usio.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com. Information contained on our websites does not constitute part of this annual report.

Industry Background

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the triennial 2019 Federal Reserve Payments Study, or FRPS, as updated through January 14, 2022, the estimated number of non-cash payments continue to increase at accelerated rates. The FRPS reflects the effects of the COVID-19 pandemic.

-

The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 174.2 billion in 2018, an increase of 30.6 billion from 2015. The value of these payments totaled $97.04 trillion in 2018, an increase of $10.25 trillion from 2015.

-

ACH payments exhibited accelerating growth, increasing 6.0% by number and 7.2% by value from 2015 to 2018. During the COVID-19 pandemic the share of ACH grew even further, outpacing card and check who declined in value from 2019 to 2020. From 2019 to 2020, ACH grew by 1.38% by number and 2.45% by value.

-

In 2018, for the first time, the number of ACH payments (16.6 billion) exceeded the number of check payments (14.5 billion). In 2000, in contrast, the number of ACH payments was 2.1 billion compared to 42.6 billion check payments. In 2020, card payments were the most used method of noncash payments by number, exceeding ACH and check, whereas by value, ACH exceeds card and check.

-

Card payments continued to show robust growth from 2015 to 2018, collectively increasing 8.9% per year by number and 8.6% by value up from the 6.8% yearly rate of increase in the 2012 to 2015. The total number of card payments declined from 2019 to 2020 for the first time since the number of card payments has been recorded by the FRPS., driven by a decline of in-person card payments. Some of the decline of in-person card payments was offset by remote payments late in 2020.

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

-	Chip authenticated payments accounted for more than half of the value of in-person general-purpose card payments in 2018, compared with 2.0% in 2015.
-	From 2019 to 2020 innovative payment methods grew in popularity, such as contactless card, digital wallet, and P2P payments.

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

Source: 2021 Federal Reserve Payments Study

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2021 were estimated at $870.7 billion, an increase of approximately 10% from 2020.

Products and Services

All of our service offerings are supported by our systems’ infrastructure that integrates certain proprietary components with processing systems outsourced to third-party providers to offer our customers a flexible and secure payment process. We utilize secure sockets layer architecture so that connections and information are secure from outside inspection. We also use 128-bit encryption for all electronic transactions that we process to make information unreadable as it passes over the Internet. Our systems’ infrastructure allows us to work with our customers to build a customized electronic payment service offering tailored to the customer's specific needs. We have designed and implemented our integrated payment systems to function as gateways between our customers and our third-party processing providers. Our systems provide for interfaces with our customers through which payment data is captured electronically and transferred through the connections we have with our processing providers. Our systems also provide a data warehousing capability so that all payment data related to a customer can be stored in one place to facilitate efficient data retrieval and analysis. All confidential data stored within and outside the data warehouse is fully encrypted. We outsource parts of our card-based transaction processing to third-party providers. Our card-based processing system can connect and communicate with all of the major card-based processors in the United States.

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

Significant innovations to our payment systems have included launching a client facing web application that allows customers to more easily manage their payments; an Apple® iOS Software Development Kit, or SDK, that enables developers to easily integrate payment acceptance into their applications; and PINless debit service that allows merchants to debit and credit accounts in real time.

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

In 2021 and into early 2022, we transitioned from a traditional data center to a cloud provider. This transition provides greater speed and capacity, allowing us to process transactions faster per second. We continue to develop process improvements with a focus on new tools designed to grow sales while improving our internal reporting capabilities. On the client facing front, we continue to develop enhancements to our hosted payment pages, enrollment and onboarding tools for resellers and monthly reporting and new transaction reporting.

Largely due to our NACHA certification and significant volume of transactions, we obtained a sponsoring bank and implemented a direct connection into the Fed ACH system and the sole use of a bank routing number. Through this direct connection terminal, we control the entire data flow. This connection allows us to lower overall processing costs, offer later cut off times, speed up the boarding process for merchants, and increase oversight into our ACH processing traffic.

We will continue to enhance our service offerings to meet customer demands as they arise.

Prepaid and Incentive Card Issuance. We also provide a variety of prepaid and incentive card issuance services and operate a prepaid core processing platform. We are a program manager and have card issuance agreements with Sunrise Banks, N.A. and Metropolitan Commercial Bank. We develop and manage a variety of prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general disbursement and corporate expense cards, primarily on behalf of our corporate clients and government entities. We exclusively issue Mastercard branded cards currently, but our platform also supports the issuance of Visa and Discover branded card programs. In addition, we design, develop and operate feature-rich cardholder web and mobile applications. These web and mobile applications can be branded and customized by corporate clients. In addition, our clients can also brand or white-label physical cards and card package materials, as well as digital cards stored in popular mobile wallets. Clients can order and load virtual and physical cards in bulk using a batch processing system available 24 hours a day, 7 days a week through the web or secure file transfer protocol, FTP. There are also more than 75 API endpoints available for direct client integrations. In addition to providing card issuance and money disbursement solutions to corporate clients, we issue general purpose consumer reloadable cards direct to consumers under the Akimbo and Stream card brands. These consumer card programs work as bank account alternatives or companion cards used for household budgets and allowances. Our card issuance platform is integrated to Mastercard’s Digital Enablement Services, or MDES, enabling full control of card provisioning to all popular mobile wallets, including Apple Pay®, Google Pay™ and Samsung Pay™. This integration has allowed our platform to offer several unique features to both cardholders and our corporate clients, including in-app provisioning, customized mobile wallet branding, and the real-time delivery of and access to the digital card prior to the receipt of the corresponding physical card. In general, our proprietary, full-stack card issuance and processing platform provides us with several competitive advantages as compared to other program managers and prepaid card providers. Our platform offers several features unavailable with nearly any other prepaid card processors. In addition, the platform and the current size of our organization enables us to prototype and deploy custom solutions much quicker than the competition. This is highlighted by the fact that several large / Fortune 500 tech, municipalities, and payments companies currently use our platform for research and developments purposes.

Output Solutions. With the acquisition of the assets of Information Management Solutions, LLC in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. Output Solutions provides printing and mailing services to utilities, healthcare providers, credit unions, banks, governmental agencies, and manufacturing and other customers that have high volume billing and printing needs. We provide full color digital printing services, producing statements, checks, notices, postcards, envelopes, newsletters, and other items. We utilize the latest technology inkjet printers and print 2-up on rolls of paper that are over 17 miles long, producing up to 58,800 full-color images per hour. In 2021 we became a seamless mailer with the USPS. This allows us to drop mailings 24 hours a day, 2 days per week.

Relationships with Sponsors and Processors

We have agreements with several processors that provide to us, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore, we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the Fifth Third Bank, North American Banking Company, or NABC, Evolve Bank & Trust, Metropolitan Commercial Bank and TransPecos Banks. We are financially liable for all fees, fines, chargebacks, and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Wells Fargo Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. and Metropolitan Commercial Bank for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

Under our processing agreement with TriSource Solutions and Vantiv, we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. Under our processing agreement with Global Payments, Inc., we are not financially liable for all fees, chargebacks and losses related to our card processing merchant customers, but we are liable for potential card association fines. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from our merchant customers amounts that have been refunded to the cardholders because the cardholders properly initiated a charge-back transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the card holder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our charge-back loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

We are currently sponsored by Evolve Bank & Trust and CBW Bank to access certain regional debit networks. Through these sponsorships, we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without using a PIN. Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorship with Evolve Bank & Trust and CBW Bank, we are financially liable for all fees, fines, chargebacks and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice. If either case occurs, our revenue could be negatively affected. In January 2018, our old sponsor, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions for a short period of time. We secured a relationship with Evolve Bank & Trust and have resumed processing PINless debit transactions and subsequently secured a sponsoring relationship in 2021 with CBW Bank.

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

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased 1% to 5,039 customers at December 31, 2021 from 4,984 customers at December 31, 2020. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2021 or 2020.

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

Our prepaid card offerings are competitive due to our proprietary systems and our ability to create and establish corporate-branded card programs in shorter time frames than our competitors. We also believe that our ten plus years of prepaid industry experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors. We believe our connectivity and the ability to process via the contact-less networks of Apple Pay®, Samsung Pay™ and Google Pay™ are competitive advantages. We also believe that the Akimbo mobile application technology and advanced card holder websites provide a competitive advantage in securing both consumers and business clients that have a need for a card program for their customer base. We also believe we hold a significant competitive advantage over potential entrants into the prepaid industry as a result of the significant barrier in obtaining bank sponsorships for prepaid card program management and an even higher barrier for performing prepaid card processing.

Trademarks and Domain Names

We own federally registered trademarks on the marks “Usio,” “Payment Data Systems, Inc.,” “Akimbo,” “FiCentive Innovations in Prepaid Card Solutions,” “Don’t change your bank, just your card” and “ZBILL” and their respective designs.

Some of our material websites are www.usio.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

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

Employees

As of December 31, 2021, we had 108 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

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

Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.

We acquired the assets of Information Management Solutions, LLC, a business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institution on December 15, 2020. We also continue to invest in our established business lines and new markets, such as our payment facilitation, prepaid card business, or cryptocurrencies. While we have grown the proportion of revenue from these newer products and services and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.

Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems, including employees and customers, into disclosing user names, passwords, payment information, or other sensitive information used to gain access to such systems or facilities. This information may in turn be used to access our customers’ personal or proprietary information and payment data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. We may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities.

Any cyberattacks or data security breaches affecting our information technology or infrastructure or of our customers, partners, or vendors could have negative effects. For example, on December 25, 2021, we detected a ransomware attack that accessed and encrypted a small portion of our information technology systems. The unauthorized access included the download of non-payment processing related data files from our externally hosted Office 365 environment which is separate from our payment processing environment. Throughout the incident, we remained operational. Promptly upon the detection of the event, we launched an investigation, notified law enforcement and our insurance carrier, and engaged legal counsel, computer forensic firms and other incident response professionals. We also implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems. At this time, we restored our systems and resumed normal operations to the extent they were impaired due to the incident. We are continuing to assess all actions that we will take to improve our existing systems. This cyber event had no material impact on the business, and no cardholder, or payments related data was compromised. Our direct losses associated with the cyber incident and its response will largely be covered by our cybersecurity insurance, except for a deductible. Based on the information currently available to us, we do not believe that the December 2021 ransomware attack will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage.

Our use of applications designed for premium data security and integrity to process electronic transactions may not be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations or regulatory agencies in the event of the loss of confidential account information. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from cybersecurity-related disruptions, failures, attacks or breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider's security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

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

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations. Additionally, some of our systems, including those of companies we have acquired, are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. As a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events could result in future losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. Moreover, if any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.”

We have undertaken and continue to undertake certain system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our platform. These efforts are costly and time-consuming, involve significant technical risk, and may divert our resources from new features and products, and there can be no guarantee that these efforts will be effective. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components, applications, and services supplied by third parties, including data center facilities and cloud data storage and processing services. From time to time, we have experienced interruptions in the provision of such facilities and services provided by these third parties. If these third parties experience operational interference or disruptions (including a cybersecurity incident), breach their agreements with us, or fail to perform their obligations and meet our expectations, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain insurance policies intended to offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by interruptions in our service as a result of systems failures and similar events.

In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations, and financial condition.

If cryptocurrency rules and regulations increase or the interest in trading in cryptocurrencies subsides, our revenues could decrease.

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

Further, the rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we become subject to and fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

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

We have contractual relationships with Fifth Third Bank, North American Banking Company, or NABC, Metropolitan Commercial Bank and TransPecos Bank, which are Originating Depository Financial Institutions, or ODFI, in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An Originating Depository Financial Institution is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Fifth Third Bank, Metropolitan Commercial Bank, and NABC, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to Metropolitan Commercial Bank, Fifth Third Bank, and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if either, two or all four of Fifth Third Bank, Metropolitan Commercial Bank, and NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, Mastercard and Discover credit card associations, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, Mastercard or Discover credit cards. In order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have agreements with TriSource Solutions, LLC, Card Connect / First Data Merchant Services Corp. and Global Payments Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa and Mastercard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, Card Connect or Global Payments, or our bank sponsors, Central Bank of St. Louis, Wells Fargo Bank, CBW Bank or Evolve Bank & Trust fail to comply with the applicable requirements of the Visa, Mastercard, and Discover card associations, Visa, Mastercard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, Mastercard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

We may not be able to obtain and maintain sufficient insurance coverage.

We insure against a majority of business risks, including liability for cyber incidents, and for director and officer liability. D&O and cyber insurance especially are becoming increasingly challenging to purchase and maintain due to market factors. Premiums and deductibles have been increasing, sometimes dramatically, and some insurers are cutting back on the number of companies they insure, causing the supply of insurance to lag behind demand. As a result of these factors, we may not be able to maintain such insurance on acceptable terms or be able to secure coverage and the coverage of our existing insurance may not be sufficient to offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition, and results of operations.

We have incurred substantial losses in the past and may incur additional losses in the future.

We reported a net loss of $0.3 million and $2.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Including these results, we have an accumulated deficit of $65.4 million at December 31, 2021. Our future operating results are not certain and we may incur future operating losses.

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

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.

As of December 31, 2021, we had deferred tax assets of $1.5 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors.

If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.

Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future impairment charges related to a significant portion of our deferred tax assets would have an adverse effect on our financial condition and results of operations.

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

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;
•	the availability of credit, including the price, terms, and conditions under which it can be obtained;
•	slower growth or recession or reduced consumer spending;
•	inflation;
•	competition;
•	the impact of COVID-19 generally and on the economy and the capital markets, including the measures taken by governmental authorities to address it;
•	the actual and perceived state of the economy and public capital markets generally;
•	amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing; and
•	the rise of international conflicts.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

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

Pursuant to our respective employment agreements, as amended, with Michael Long, Chairman, and Louis Hoch, President, Chief Executive Officer, and Chief Operating Officer, in the event of change in control, termination without cause, termination by employee, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 times the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We estimate the cash disbursements over time to be $1.5 to $3.0 million each for the respective agreements with Mr. Long and Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $0.75 and $1.7 million each for the respective agreements with Mr. Long and Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 3 years. We estimate the cash disbursement over time to be $0.75 to $1.7 million for each for the respective agreements with Mr. Long and Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

If we fail to consistently source inventory for our Output Solutions line of business, our financial condition and results of operations may be adversely affected.

Due to the COVID-19 pandemic, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. If we cannot continue to acquire sufficient inventory stock, the successful completion, margins, and growth of the Output Solutions may be impacted.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $136,608 and $116,613, respectively, in 2021 and 2020. We experienced an increase in fraudulent accounts in 2021 as a result of massively expanding prepaid growth. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

Our prepaid cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a prepaid cardholders account, the application of the card association networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. As of December 31, 2021, our prepaid cardholders’ overdrawn account balances totaled $56,922.

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

We rely on the Federal Reserve’s Automated Clearing House system for electronic fund transfers and the Visa, Mastercard and Discover associations for settlement of payments by credit or debit card on behalf of our merchant customers. In our use of these established payment clearance systems, we generally bear the credit risks arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, customer chargebacks, theft or fraud. Consequently, we assume the credit risk of merchant disputes, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our customers. We have not experienced a significant increase in the rate of returned transactions or incurred any losses with respect to such transactions. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A. and Metropolitan Commercial Bank, the issuing banks for our prepaid card programs and in our capacity as an agent for Fifth Third Bank, Metropolitan Commercial Bank, NABC and TransPecos Bank, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2021, our stock price fluctuated between $2.61 and $8.62. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

ITEM 2. PROPERTIES.

We entered into a lease in San Antonio, Texas commencing on May 1, 2018 for our headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $143,149 and $136,713 for the years ended December 31, 2021 and 2020, respectively.

We also entered into a lease in Nashville, Tennessee commencing on March 1, 2018 for our Nashville based sales organization. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $117,000 to $122,000. Rental expense for the years ended December 31, 2021 and 2020 were $85,122 and $81,474, respectively.

On December 15, 2020, we assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for our employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the year ended December 31, 2021 was $107,647.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Rental expense for the year ended December 31, 2021 was $81,353.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the year ended December 31, 2021 was $34,125.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing at a date to be determined and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2022.

ITEM 3. LEGAL PROCEEDINGS.

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

On February 7, 2022, we and Mr. Landers, resolved the state court litigation pending in San Antonio, Bexar County, Texas and the separate litigation pending before the American Arbitration Association, both of which related to certain conduct by Mr. Landers both prior to and after his resignation. Pursuant to the settlement agreement, Landers paid us $13,742.50, which represents one-half of our costs incurred in the arbitration proceedings.  In exchange for this payment, both parties dismissed their respective claims with prejudice without the admission of any liability.

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

Aside from these proceedings described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On June 15, 2021, our common stock was uplisted and is now listed on the Nasdaq Global Market® Exchange under the ticker symbol "USIO". Prior to that change our common stock had been listed on the Nasdaq Capital Markets Exchange under the ticker symbol “PYDS” since August 11, 2015, and "USIO" since June 26, 2019.

Holders

On March 10, 2022, 25,533,013 shares of our common stock were issued and outstanding. As of March 10, 2022, there were 143 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since September 30, 2021, we issued the following unregistered securities.

On November 19, 2021, we issued 142,857 shares of common stock valued at $7.00 per share to Voyager Digital Holdings, Inc in a private placement.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date all funds have been exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The Board of Directors ratified share purchases between September 29, 2019 and November 7, 2019 and such share repurchases count against the newly approved dollar limit. $ 881,662 were available at December 31, 2021 under this program. The following table shows our recent stock purchases under the buyback plan as of December 31, 2021:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
	(a)		(or units) purchased as	value) of shares (or
	Total number of	(b)	part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs

October 1, 2021 to October 31, 2021	1,186	$6.01	978,251	$914,992
November 1, 2021 to November 30, 2021	979	$7.42	979,230	$907,654
December 1, 2021 to December 31, 2021	4,989	$5.21	984,219	$881,662
Total	7,154			$881,662

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

On January 6, 2022, we repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

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

We offer customizable prepaid cards companies use for expense management, incentives, refunds, claims and disbursements, unique forms of compensation like per diems, government disbursements, and more. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our over 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

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

We reported a net loss of $0.3 million and $2.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. We have an accumulated deficit of $65.4 million at December 31, 2021.

In 2021, we processed $9.5 billion for all payment types, which was up 184% from the prior year volume of $3.34 billion total dollars processed. Total transactions processed were up 94% to a record 35.3 million. ACH or electronic check transaction processing volumes for 2021 increased by 93% compared to 2020. Returned check transactions increased by 81% in 2021 compared to 2020. Credit card dollars processed in 2021 increased by 42% compared to 2020 and credit card transactions processed for 2021 increased by 76% compared to 2020. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 32% and transaction volume increased by 135%.

To become and sustain profitability, we must, among other things, continue to grow our top line revenues, grow and maintain our customer base, enhance and continue to refine existing and new successful marketing strategies, continue to maintain and upgrade our technology and transaction processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel, and respond to unforeseen industry developments and other factors.

We believe that our success will depend in large part on our ability to (a) aggressively drive top line growth, (b) add talented sales people, (c) add quality customers, (d) meet evolving customer requirements, (e) adapt to technological changes in an ever changing market, (f) be opportunistic in identifying and acquiring portfolios that expand or complement our existing customer base and (g) effectively manage our operating expenses as we aggressively scale the business. Our near-term objectives will be focused on aggressively driving top line growth and identifying and acquiring portfolios and or companies that complement and support our growth strategy. We will continuously assess the ability of our employees and other resources to achieve our targeted growth and continuously enhance our technology platform to drive our competitive advantage.

Critical Accounting Policies

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider these accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

	Three Months Ended December 31,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$4,618,891	$2,391,256	$2,227,635	93%
Credit card revenue	6,383,450	4,806,053	1,577,397	33%
Prepaid card services revenue	2,573,887	1,025,168	1,548,719	151%
Output solutions revenue	3,850,237	1,160,037	2,690,200	232%
Total Revenue	$17,426,465	$9,382,514	$8,043,951	86%

	Year Ended December 31,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$15,432,787	$8,471,705	$6,961,082	82%
Credit card revenue	25,174,579	19,453,501	5,721,078	29%
Prepaid card services revenue	6,542,651	3,166,580	3,376,071	107%
Output solutions revenue	14,792,299	1,160,037	13,632,262	1,175%
Total Revenue	$61,942,316	$32,251,823	$29,690,493	92%

Total revenues for 2021 increased by 92% to $61.9 million from $32.3 million in 2020. Key drivers of the revenue growth include our ACH and complementary service revenues, as a result of strong relationships with cryptocurrency brokers and fintech micro-lending. This growth was bolstered by gains in our Payfac business line due to continued traction with ISVs, and our Prepaid business line associated with sustained, and growing relationships with major cities in the U.S. facilitating disbursements to individuals and families in need of financial assistance. 2021 also marked the first full year of revenue from the Output Solutions line of business, acquired in December 2020.

Operating Expenses

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $46.3 million and $24.9 million for 2021 and 2020, respectively. Cost of services expenses increased by $21.4 million, or 86%, in 2021 as compared to 2020 primarily due to increased transaction costs associated with our revenue growth.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profits were $15.6 million and $7.4 million for 2021 and 2020, respectively. Gross profit increased by $8.3 million, or 112%, in 2021 as compared to 2020. The key drivers of the profit growth were incremental profits associated with revenue growth in our ACH, Output Solutions, Prepaid, and Credit Card portfolios.

Stock-based Compensation

Stock-based compensation expense remained flat at $1.5 million in 2021 and 2020. Our stock-based compensation expenses for 2021 and 2020 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased to $11.7 million in 2021 from $8.1 million in 2020. The increase of $3.5 million, or 43% represented continued investments in people and related expenses associated primarily with our support of payment facilitation and prepaid growth initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.6 million in 2021 as compared to $1.5 million in 2020. The increase of $1.1 million, or 74%, was primarily attributable to the depreciation of the Output Solutions acquisition.

Other Income

Interest income decreased to $7,643 in 2021 from $59,392 in 2020 due to lower interest-bearing cash balances. Other income (expense) was $279 for 2021, as compared to expense of $902 for 2020.

Income Taxes

Income tax expense was $279,861 in 2021 and $23,109 in 2020. Federal income tax benefit in 2021 was $110,000, and $94,948 in 2020. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax offset by refunds of federal taxes paid.

Net income tax expense reported was $169,861 in 2021, and $23,109 in 2020.

Net Income (Loss)

We reported a net loss of $0.3 million and $2.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. The reduction in net loss was primarily related to our increased gross profits generated by our growing lines of business.

Liquidity and Capital Resources

At December 31, 2021, we had $7.3 million of cash and cash equivalents, as compared to $5.0 million of cash and cash equivalents at December 31, 2020.

We reported a net loss of $0.3 million and  $2.9 million for the years ended December 31, 2021 and 2020, respectively.  Additionally, we reported working capital of $8.8 million and $5.6 million at December 31, 2021 and 2020, respectively.

On November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at an offering price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000.

In 2020 received funding under the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), administered by the U.S. Small Business Administration. Under the terms of the Note, we received total proceeds of $813,500 bearing interest at a rate of 1% per annum with a maturity date of April 15, 2022. In addition, principal and interest payments will be deferred for the first ten months of the loan. The loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We used the proceeds for payroll costs and other permitted expenses. Under the terms of the PPP, the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES act, such as payroll costs, benefits, rent and utilities. Our loan forgiveness was approved in full by the U.S. Small Business Administration on December 14, 2020.

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

Cash Flows

Net cash provided by operating activities totaled $29.8 million for 2021 as compared to net cash provided by operating activities of $6.3 million in 2020. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash generated by operating activities was $2.6 million for the year ended December 31, 2021 and net cash used by operating activities $0.4 million for the year ended December 31, 2020. The increase in net cash generated by operating activities in 2021 was primarily attributable to increases in our Prepaid card load obligations and lack of incremental customer deposits in our Output Solutions business.

Net cash used by investing activities was $1.3 million for 2021 and $6.8 million in 2020. The decrease in investing activities is due to 2020's inclusion of a cash payment to Information Managements Solutions, LLC for $5.9 million associated with our acquisition and capitalization of internal-use software projects and other capital expenditures.

Net cash provided from financing activities for 2021 was $0.9 million compared to cash from financing activities of $10.0 million for 2020.

The 2021 cash provided by financing activities was the result of:

On November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at an offering price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000.

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. Net Proceeds from the equipment loan totaled $126,194 to the Company.

A decrease in cash provided by financing activities includes treasury stock purchases of $238,737.

The 2020 cash provided by financing activities was the result of:

$10.0 million of proceeds from financing activities included $813,500 from PPP Loan proceeds, gross proceeds of $3.0 million from a private offering with Topline Capital Partners, LP and net proceeds of $7.4 million from Ladenburg, Thalmann & Company, Inc. from a public offering and net of forgiveness of the PPP Loan in the amount of $813,500 and treasury stock purchases of $280,269.

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

A decrease in cash provided by financing activities includes treasury stock purchases of $280,269.

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

Due to the COVID-19 pandemic, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. If we cannot continue to acquire sufficient inventory stock, the successful completion, margins, and growth of the Output Solutions may be impacted.

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

On December 15, 2020, we issued to Information Management Solutions, LLC warrants to purchase 945,599 shares of our common stock, $0.001 par value per share, with an exercise price of $4.23 per share.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and is recorded as an increase in the customer list asset and have a term of five years from time of vest.

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

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets – Customer Lists

Description of the Matter

As of December 31, 2021, the Company had intangible assets relating to acquired customer lists which are recorded at their cost basis net of accumulated amortization. On at least an annual basis, the company performs an analysis of the carrying value of these customer lists to evaluate the assets for impairment. The customer list is amortized over a five-year term and no impairment has been recognized on the customer list portfolios since their acquisition. We identified the customer list valuation as a critical audit matter because of the significant estimates and forward-looking assumptions used which could be affected by future economic and market conditions.

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

/s/ ADKF, P.C.

ADKF, P.C.

San Antonio, Texas United States

March 17, 2022

PCAOB ID 297

We have served as the Company's auditor since 2004.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$7,255,321	$5,011,132
Accounts receivable, net	4,979,493	2,863,638
Settlement processing assets	63,824,646	43,558,442
Prepaid card load assets	36,590,893	7,610,242
Customer deposits	1,364,193	1,305,296
Inventory	434,532	176,466
Prepaid expenses and other	426,963	301,755
Current assets before merchant reserves	114,876,041	60,826,971
Merchant reserves	6,381,153	8,265,555
Total current assets	121,257,194	69,092,526

Property and equipment, net	3,607,157	3,105,926

Other assets:
Intangibles, net	4,163,894	6,035,761
Deferred tax asset	1,504,000	1,394,000
Operating lease right-of-use assets	2,802,113	2,671,266
Other assets	345,357	368,078
Total other assets	8,815,364	10,469,105

Total Assets	$133,679,715	$82,667,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,400,100	$851,349
Accrued expenses	2,325,665	1,463,944
Operating lease liabilities, current portion	504,027	346,913
Equipment loan, current portion	54,760	—
Settlement processing obligations	63,824,646	43,558,442
Prepaid card load obligations	36,590,893	7,610,242
Customer deposits	1,364,193	1,305,296
Deferred revenues	17,647	66,572
Current liabilities before merchant reserve obligations	106,081,931	55,202,758
Merchant reserve obligations	6,381,153	8,265,555
Total current liabilities	112,463,084	63,468,313

Non-current liabilities:
Equipment loan, non-current portion	71,434	—
Operating lease liabilities, non-current portion	2,476,291	2,495,883
Total liabilities	115,010,809	65,964,196

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2021 and 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,807,145 and 26,260,776 issued and 25,473,453 and 24,974,995 outstanding in 2021 and 2020 (see Note 11)	195,235	194,692
Additional paid-in capital	93,100,129	89,659,433
Treasury stock, at cost; 1,333,692 and 1,285,781 shares in 2021 and 2020 (see Note 11)	(2,404,458)	(2,165,721)
Deferred compensation	(6,842,195)	(5,926,872)
Accumulated deficit	(65,379,805)	(65,058,171)
Total stockholders' equity	18,668,906	16,703,361

Total Liabilities and Stockholders' Equity	$133,679,715	$82,667,557

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2021	December 31, 2020

Revenues	$61,942,316	$32,251,823
Cost of services	46,309,706	24,875,930
Gross profit	15,632,610	7,375,893

Selling, general and administrative:
Stock-based compensation	1,489,976	1,475,328
Other expenses	11,654,340	8,139,219
Depreciation and Amortization	2,643,675	1,518,214
Total operating expenses	15,787,991	11,132,761

Operating (loss)	(155,381)	(3,756,868)

Other income:
Interest income	7,643	59,392
PPP Loan forgiveness	—	813,500
Other income (expense)	279	—
Interest expense	(4,314)	902
Other income and (expense), net	3,608	873,794

(Loss) before income taxes	(151,773)	(2,883,074)

Federal income tax (benefit)	(110,000)	(94,948)
State income tax expense	279,861	118,057
Income taxes	169,861	23,109

Net (Loss)	$(321,634)	$(2,906,183)

(Loss) Per Share
Basic (loss) per common share:	$(0.02)	$(0.19)
Diluted (loss) per common share:	$(0.02)	$(0.19)
Weighted average common shares outstanding (see Note 12)
Basic	20,028,850	15,428,798
Diluted	20,028,850	15,428,798

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2019	18,224,577	$186,656	$77,055,273	$(1,885,452)	$(5,636,154)	$(62,151,988)	$7,568,335

Issuance of common stock under equity incentive plan	1,956,858	1,958	2,556,087	—	(1,937,620)	—	620,425
Warrant compensation cost	—	—	588,224	—	-	—	588,224
Cashless warrant exercise	27,051	27	-27	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(450,000)	(450)	(791,550)	—	594,900	—	(197,100)
Issuance of common stock, public offering	4,705,883	4,705	7,253,222	—	—	—	7,257,927
Issuance of common stock, private offering	1,796,407	1,796	2,998,204	—	—	—	3,000,000
Deferred compensation amortization	—	—	—	—	1,052,002	—	1,052,002
Purchase of treasury stock	—	—	—	(280,269)	—	—	(280,269)
Net (loss) for the year	—	—	—	—	—	(2,906,183)	(2,906,183)

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	536,878	535	2,750,204	—	(2,168,347)	—	582,392
Warrant compensation cost	—	—	35,940	—	—	—	35,940
Cashless warrant exercise	39,745	39	(39)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(173,111)	(173)	(345,267)	—	241,295	—	(104,145)
Issuance of common stock, private offering	142,857	142	999,858	—	—	—	1,000,000
Deferred compensation amortization	—	—	—	—	1,011,729	—	1,011,729
Purchase of treasury stock	—	—	—	(238,737)	—	—	(238,737)
Net (loss) for the year	—	—	—	—	—	(321,634)	(321,634)

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2021	December 31, 2020

Operating Activities
Net (loss)	$(321,634)	$(2,906,183)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	771,808	518,214
Amortization	1,871,867	1,000,000
Bad Debt	151,951	96,000
Deferred federal income tax	(110,000)	—
Non-cash stock-based compensation	1,489,976	1,475,328
Amortization of warrant costs	35,940	35,943
Changes in operating assets and liabilities:
Accounts receivable	(2,267,806)	(1,001,901)
Prepaid expenses and other	(125,208)	(80,923)
Operating lease right-of-use assets	(130,847)	(190,364)
Other assets	22,721	35,977
Inventory	(258,066)	(8,328)
Accounts payable and accrued expenses	1,410,472	534,893
Operating lease liabilities	137,522	206,999
Prepaid card load obligations	28,980,651	7,081,808
Merchant reserves	(1,884,402)	(1,751,349)
Customer deposits	58,897	1,305,296
Deferred revenue	(48,925)	(56,957)
Net cash provided by operating activities	29,784,917	6,294,453

Investing Activities
Purchases of property and equipment	(1,273,039)	(855,394)
Purchase of Information Management Solutions, LLC (IMS)	—	(5,907,408)
Net cash (used) by investing activities	(1,273,039)	(6,762,802)

Financing Activities
Proceeds from PPP Loan Program	—	813,500
Forgiveness of PPP Loan	—	(813,500)
Proceeds from equipment loan	165,996	—
Payments on equipment loan	(39,802)	—
Proceeds from public offering, net of expenses	—	7,257,925
Proceeds from private offering	1,000,000	3,000,000
Purchases of treasury stock	(238,737)	(280,269)
Net cash provided by financing activities	887,457	9,977,656

Change in cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves	29,399,335	9,509,307
Cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves, beginning of year	22,192,225	12,682,918

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	$51,591,560	$22,192,225

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,314	$—
Income taxes	116,204	93,525
Non-cash transactions:
Issuance of stock warrants in exchange for purchase of IMS	—	552,283
Issuance of deferred stock compensation	2,164,361	1,937,620

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. The company also has an additional wholly-owned subsidiary, Usio Output Solutions, Inc., which is the entity for the Output Solutions operations. In addition, the Company operates various product websites, such as www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.singularbillpay.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

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

	Year Ended December 31,
	2021	2020	$ Change	% Change

ACH and complementary service revenue	$15,432,787	$8,471,705	$6,961,082	82%
Credit card revenue	25,174,579	19,453,501	5,721,078	29%
Prepaid card services revenue	6,542,651	3,166,580	3,376,071	107%
Output solutions revenue	14,792,299	1,160,037	13,632,262	1,175%
Total Revenue	$61,942,316	$32,251,823	$29,690,493	92%

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At December 31, 2021 and 2020, the deferred revenues totaled $17,647 and $66,572 respectively.

The deferred revenue balances are as follows:

	2021	2020

Deferred revenues, beginning of period	$66,572	$123,529
Deferred revenues, end of period	17,647	66,572
Revenue recognized in the period from amounts included in deferred revenues at the beginning of the period	$48,925	$56,957

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2021	December 31, 2020

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,011,132	$2,137,580
Prepaid card load assets	7,610,242	528,434
Customer deposits	1,305,296	—
Merchant reserves	8,265,555	10,016,904
Total	$22,192,225	$12,682,918

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,255,321	$5,011,132
Prepaid card load assets	36,590,893	7,610,242
Customer deposits	1,364,193	1,305,296
Merchant reserves	6,381,153	8,265,555
Total	$51,591,560	$22,192,225

Accounts Receivable/Allowance for Estimated Losses: Accounts receivable are reported as outstanding principal net of an allowance for doubtful accounts of $319,000 and $205,522 at December 31, 2021 and 2020, respectively.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2021 and 2020, inventory consisted primarily of printing and paper supplies used for Output solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2021 and December 31, 2020, the Company capitalized $735,813 and $759,923, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2021 or 2020.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2021 and 2020, respectively, the Company’s reserve for processing losses was $623,494 and $515,199, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $179,000 and $59,000 in advertising costs in 2021 and 2020, respectively.

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

The Company has approximately $29.5 million of net operating loss carryforwards available to offset future taxable income. However, the Company cannot predict with reasonable certainty whether all of the available net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance has been provided to increase the net deferred tax assets to $1.5 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and elected to decrease the valuation allowance by $110,000 during 2021. The valuation allowance is reviewed annually at year-end by management.

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant.

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2021, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%. The Company made matching contributions of $212,870 and $152,835 in 2021 and 2020, respectively.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to the Statement of Cash Flows for the year ended December 31, 2020 to identify Bad Debt totaling $96,000 previously reported in accounts receivable. A reclassification has been made to the Statement of Operations for the year ended December 31, 2020 to identify a federal income tax benefit totaling $94,948. This change in classification does not affect previously reported total cash flows in the Statement of Cash Flows or income in the Statement of Operations.

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

The 2020 consolidated statement of operations includes 1 month of IMS operations, which was approximately $1.2 million of revenue. The first full year of operations from the Output Solutions unit exceeded our expectations, achieving $14.8 million in top line revenue for The Company in 2021, exceeding expectations.

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

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31:

	2021	2020
Software	$6,455,040	$5,724,971
Equipment	2,418,421	2,137,364
Furniture and fixtures	732,153	492,347
Leasehold improvements	192,692	170,583
Total property and equipment	9,798,306	8,525,265
Less: accumulated depreciation	(6,191,149)	(5,419,339)
Net property and equipment	$3,607,157	$3,105,926

Note 4. Intangibles

Akimbo Financial, Inc. Acquisition (2015)

On December 22, 2014, we acquired substantially all of the assets of Akimbo Financial, Inc. The intangibles acquired in the acquisition consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824 at December 31, 2021) and goodwill of $9,759. The intangible asset was fully amortized as of December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, we acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $4,333,333 at December 31, 2021). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2021 and 2020 was $1,000,000. Annual amortization expense will be $666,667 in the year 2022.

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost (net of accumulated amortization of $871,867 at December 31, 2021). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense will be $871,867 per year through the year 2025.

Note 5. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2021
Allowance for doubtful accounts	$205,522	$151,951	$—	$(38,473)	$319,000
Reserve for processing losses	515,199	132,000	—	(23,705)	623,494
2020
Allowance for doubtful accounts	$123,165	$96,000	$—	$(13,643)	$205,522
Reserve for processing losses	506,153	132,000	—	(122,954)	515,199

Note 6. Loans

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

Note 7. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2021	2020

Accrued commissions	$879,120	$373,154
Reserve for processing losses	623,494	515,199
Other accrued expenses	226,888	225,412
Accrued taxes	298,168	132,363
Accrued salaries	297,995	217,816
Total accrued expenses	$2,325,665	$1,463,944

Note 8. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $143,149 and $136,713 for the years ended December 31, 2021 and 2020, respectively. The lease expires on July 31, 2024.

The Company leases approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $85,122 and $81,474 for the years ended December 31, 2021 and 2020, respectively. The lease expires on April 30, 2023.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the year ended  December 31, 2021 was $107,647.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Rental expense for the year ended  December 31, 2021 was $81,353.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the year ended  December 31, 2021 was $34,125.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing at a date to be determined and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816.

The Company has various copier equipment with leases that have not expired. Rental expense under the operating lease was $12,729 and $25,000 for the years ended December 31, 2021 and 2020, respectively.

The weighted average remaining lease term is 5.27 years. The weighted average discount rate is 4.17%

The Company recognized total operating lease expense of approximately $591,000 and $360,000 for the years ended December 31, 2021 and 2020, respectively. In 2021, the operating lease expense of $591,000 consisted of $457,000 of fixed operating expense and $134,000 of interest expense.

The maturities of lease liabilities are as follows at December 31, 2021:

Year ended December 31,

2022	$621,802
2023	554,916
2024	518,935
2025	414,138
2026	414,138
Thereafter	917,081
Total minimum lease payments	3,441,010
Less imputed interest	(460,692)
Total lease liabilities	$2,980,318

Note 9. Related Party Transactions

Louis Hoch

During the year ended December 31, 2021 and 2020, the Company purchased $4,009 and $9,886, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, President and Chief Executive Officer is a 50% owner of Angry Pug Sportswear.

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

Tom Jewell

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

On January 6, 2022, we repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

Officers and Directors

The Company granted 1,444,000 shares of common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on April 1, 2020 at an issue price of $1.08 per share. Executive officers and Directors included in the grant were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Houston Frost (150,000 shares), Blaise Bender (10,000 RSUs), and Brad Rollins (30,000 RSUs).

The Company granted 319,900 shares of common stock with a 10-year vesting period and 141,900 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on November 18, 2021 at an issue price of $6.39 per share. Executive officers and Directors included in the 10-year grant were Louis Hoch (100,000 shares), Tom Jewell (50,000 shares), Greg Carter (30,000 shares) and Houston Frost (25,000 shares). Executive officers and Directors included in the RSU grant were Louis Hoch (30,000 shares), Tom Jewell (21,000 shares), Greg Carter (9,000 shares) Houston Frost (6,000 shares), Blaise Bender (12,000 RSUs), Brad Rollins (12,000 RSUs) and Ernesto Beyer (12,000 RSUs).

Note 10. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2021	2020

Deferred tax assets:
Net operating loss carryforwards	$5,942,000	$8,277,000
Depreciation and amortization	999,000	827,000
Non-cash compensation	(326,000)	(225,000)
Other	101,000	49,000
Valuation Allowance	(5,212,000)	(7,534,000)
Deferred tax asset	$1,504,000	$1,394,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2021 and 2020 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2021, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $29.5 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. The Net operating loss carryforward that expired in 2021 was in the amount of $10.7 million. The schedule below outlines when our pre-2017 net operating losses were generated and the year they may expire.

Tax Year End	NOL	Expiration
2002	$9,109,774	2022
2004	1,621,096	2024
2005	1,788,157	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$20,041,484

Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely, subject to annual limitations for utilization. Net operating losses generated in 2018 and later total $9,413,692. The below table outlines our net operating losses generated in 2018 and after.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
Total	$9,413,692
Total loss carryforwards	$29,455,176

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2021	2020

Current provision:
Federal	$—	$(94,948)
State	279,861	118,057
	279,861	23,109

Deferred provision:
Federal expense (benefit)	(110,000)	—

Expense for income taxes	$169,861	$23,109

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the years ended December 31:

	2021	2020

Income tax (benefit) at 21%	$(67,543)	$(610,000)
Change in valuation allowance	(2,322,000)	(2,470,000)
Permanent and other differences	2,389,543	3,080,000
Federal income tax (benefit)	(110,000)	(94,948)
State taxes	279,861	118,057

Income tax expense	$169,861	$23,109

Note 11. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2021, the Company granted 339,900 shares of stock to several employees as incentive compensation or new-hire bonuses. During 2021, the Company granted 237,900 restricted stock units to employees and directors as a new hire bonus or as incentive compensation.

Treasury Stock: The Company purchased 48,814 shares of common stock with a value of $238,737 to cover the employee's share of tax liabilities related to the vesting of commons stock and restricted stock units in 2021.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2020. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2021, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2021.

Stock-based compensation expense related to stock and restricted stock awards was $1,489,976 for 2021 and $1,475,328 for 2020.

A summary of stock awards outstanding and 2021 activities are as follows:

			Weighted Average
		Weighted Average	Contractual	Aggregate Intrinsic
Stock Awards	Shares	Exercise Price	Remaining Life	Value
Outstanding, December 31, 2020	5,101,113	$1.96
Granted	339,900	6.37
Vested	26,000	—
Forfeited	173,111	—

Outstanding, December 31, 2021	5,241,902	$2.25	5.74	$2.11

Expected to Vest after December 31, 2021	5,241,902	$2.25	5.74	$2.11

As of December 31, 2021, there was $6,842,195 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 5.74 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2021, or $4.36.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2021 and 2020, respectively. The ESPP is no longer active.

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2021 and 2020 was $35,940 and $35,943 respectively.

On August 12, 2020, the Company issued 27,051 shares of common stock to University FanCards, LLC in a cashless exercise at $3.46 per share in exchange for 60,000 warrants exercised by FanCards, LLC.

On February 5, 2021, the Company issued 19,795 shares of common stock to University FanCards, LLC in a cashless exercise at $5.88 per share in exchange for 30,000 warrants exercised by FanCards, LLC.

On September 1, 2021, the Company issued 19,950 shares of common stock to University FanCards, LLC in a cashless exercise at $5.97 per share in exchange for 30,000 warrants exercised by FanCards, LLC.

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

Note 12. Net (Loss) per Share

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

	2021	2020

Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(321,634)	$(2,906,183)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,028,850	15,428,798
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted (loss) per share, adjusted weighted average shares and assumed conversion	20,028,850	15,428,798
Basic (loss) per common share	$(0.02)	$(0.19)
Diluted (loss) per common share and common share equivalent	$(0.02)	$(0.19)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2021 and 2020 that were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2021	2020
Anti-dilutive awards and options	5,241,902	5,101,113

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

On February 7, 2022, we and Mr. Landers, resolved the state court litigation pending in San Antonio, Bexar County, Texas and the separate litigation pending before the American Arbitration Association, both of which related to certain conduct by Mr. Landers both prior to and after his resignation. Pursuant to the settlement agreement, Landers paid us $13,742.50, which represents one-half of our costs incurred in the arbitration proceedings.  In exchange for this payment, both parties dismissed their respective claims with prejudice without the admission of any liability.

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion.  At this time, the parties are engaging in written discovery and working on scheduling the depositions of the parties.

We consider the risk of loss as remote related to this lawsuit.

Aside from these proceedings above, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

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

Due to the COVID-19 pandemic, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. If we cannot continue to acquire sufficient inventory stock, the successful completion, margins, and growth of the Output Solutions may be impacted.

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

Note 16. Cyber Event

On December 25, 2021, the Company detected a ransomware attack that accessed and encrypted a small portion of its information technology systems. The unauthorized access included the download of non-payment processing related data files from an externally hosted Office 365 environment which is separate from the Company's payment processing environment. Throughout the incident, the Company remained operational. Promptly upon the detection of the event, the Company launched an investigation, notified law enforcement, its insurance carrier, and engaged legal counsel, computer forensic firms and other incident response professionals. The Company also implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems.

This cyber event had no material impact on the business, and no cardholder, or payments related data was compromised. The Company has undertaken and continues to undertake certain system upgrades and re-platforming efforts designed to improve the security, availability, reliability, resiliency, and speed of its information technology systems in order to prevent and mitigate such events in the future.

Note 17. Subsequent Events

On January 6, 2022, the Company repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing at a date to be determined in 2022 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and, our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, or the 2022 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020 Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

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

10.18	Employment Agreement between the Company and Tom Jewell, dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.19	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

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

10.22	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.23	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.24

Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.25	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.26+	Securities Purchase Agreement between Company and Topline Capital Partners, L.P. dated July 1, 2020 (included as exhibit 10.1 and incorporated by reference)

10.27	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.28	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.29	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.30	Underwriting Agreement between the Company and Ladenburg Thalmann &Co., Inc. as representative, dated September 23, 2020 (included as exhibit 1.1 to the Form 8-K filed on September 25, 2020, and incorporated herein by reference)

10.31	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference)

10.32+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.33+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.34	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.35	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.36	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.37	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.38	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.39	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.40	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.41	Fourth Amendment to Employment Agreement between the Company and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.42	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.43	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.44	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

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

Usio, Inc.

Date: March 17, 2022	By:	/s/ Louis A. Hoch
Louis A. Hoch Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Tom Jewell
Tom Jewell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2022	By:	/s/ Michael R. Long
Michael R. Long
Chairman of the Board

Date: March 17, 2022	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2022	By:	/s/ Louis A. Hoch
Louis A. Hoch President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 17, 2022	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 17, 2022	By:	/s/ Bradley Rollins
Bradley Rollins
Director