Form 10-Q
period 2022-03-31
Usio, Inc.
filed 2022-05-11
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 11, 2022, the number of outstanding shares of the registrant's common stock was 25,538,907.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,590,951	$7,255,321
Accounts receivable, net	4,176,494	4,979,493
Settlement processing assets	50,591,364	63,824,646
Prepaid card load assets	28,846,980	36,590,893
Customer deposits	1,391,465	1,364,193
Inventory	430,285	434,532
Prepaid expenses and other	681,470	426,963
Current assets before merchant reserves	93,709,009	114,876,041
Merchant reserves	6,386,153	6,381,153
Total current assets	100,095,162	121,257,194

Property and equipment, net	3,432,256	3,607,157

Other assets:
Intangibles, net	3,695,927	4,163,894
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,683,394	2,802,113
Other assets	345,357	345,357
Total other assets	8,228,678	8,815,364

Total assets	$111,756,096	$133,679,715

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,181,275	$1,400,100
Accrued expenses	2,844,210	2,325,665
Operating lease liabilities, current portion	498,286	504,027
Equipment loan, current portion	55,303	54,760
Settlement processing obligations	50,591,364	63,824,646
Prepaid card load obligations	28,846,980	36,590,893
Customer deposits	1,391,465	1,364,193
Deferred revenues	4,412	17,647
Current liabilities before merchant reserve obligations	85,413,295	106,081,931
Merchant reserve obligations	6,386,153	6,381,153
Total current liabilities	91,799,448	112,463,084

Non-current liabilities:
Equipment loan, non-current portion	57,403	71,434
Operating lease liabilities, non-current portion	2,359,438	2,476,291
Total liabilities	94,216,289	115,010,809

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,868,745 and 26,807,145 issued, and 25,517,835 and 25,473,453 outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	195,297	195,235
Additional paid-in capital	93,376,970	93,100,129
Treasury stock, at cost; 1,350,910 and 1,333,692 shares at March 31, 2022 (unaudited) and December 31, 2021, respectively	(2,470,952)	(2,404,458)
Deferred compensation	(6,559,433)	(6,842,195)
Accumulated deficit	(67,002,075)	(65,379,805)
Total stockholders’ equity	17,539,807	18,668,906

Total liabilities and stockholders’ equity	$111,756,096	$133,679,715

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Revenues	$18,111,343	$13,461,550
Cost of services	14,602,214	10,554,313
Gross profit	3,509,129	2,907,237

Selling, general and administrative:
Stock-based compensation	550,682	327,715
Other SG&A expenses	3,795,146	2,660,034
Depreciation and amortization	714,935	622,207
Total selling, general and administrative expenses	5,060,763	3,609,956

Operating (loss)	(1,551,634)	(702,719)

Other income and (expense):
Interest income	581	2,467
Interest expense	(1,217)	—
Other income and (expense), net	(636)	2,467

(Loss) before income taxes	(1,552,270)	(700,252)
Income tax expense	70,000	20,000

Net (loss)	$(1,622,270)	$(720,252)

Basic (loss) per common share:	$(0.08)	$(0.04)
Diluted (loss) per common share:	$(0.08)	$(0.04)
Weighted average common shares outstanding
Basic	20,280,575	19,931,935
Diluted	20,280,575	19,931,935

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net (loss)	$(1,622,270)	$(720,252)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	246,968	154,240
Amortization	467,967	467,967
Bad debt	—	15,046
Non-cash stock-based compensation	550,682	327,715
Amortization of warrant costs	8,985	8,985
Changes in current assets and current liabilities:
Accounts receivable	802,999	(749,336)
Prepaid expenses and other	(254,507)	(222,910)
Operating lease right-of-use assets	118,719	(79,080)
Other assets	—	14,263
Inventory	4,247	(4,461)
Accounts payable and accrued expenses	299,720	149,247
Operating lease liabilities	(122,594)	78,948
Prepaid card load obligations	(7,743,913)	10,945,232
Merchant reserves	5,000	51,907
Customer deposits	27,272	51,946
Deferred revenue	(13,235)	(9,219)
Net cash provided (used) by operating activities	(7,223,960)	10,480,238

Investing activities:
Purchases of property and equipment	(72,069)	(274,467)
Net cash (used) by investing activities	(72,069)	(274,467)

Financing activities:
Proceeds from equipment loan	—	165,996
Payments on equipment loan	(13,488)	—
Purchases of treasury stock	(66,494)	(49,454)
Net cash (used) provided by financing activities	(79,982)	116,542

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(7,376,011)	10,322,313
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	51,591,560	22,192,225

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$44,215,549	$32,514,538

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,217	$—
Income taxes	—	—
Non-cash transactions:
Issuance of deferred stock compensation	12,330	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 17, 2022. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The following table presents the Company's revenues by source:

	Three Months Ended March 31,
	2022	2021

ACH and complementary service revenue	$3,843,316	$3,078,456
Credit card revenue	6,768,222	5,723,709
Prepaid card services revenue	2,768,447	886,576
Output solutions revenue	4,731,358	3,772,809
Total revenue	$18,111,343	$13,461,550

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $4,412 and $17,647 at March 31, 2022 and December 31, 2021, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended March 31,
	2022	2021

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,255,321	$5,011,132
Prepaid card load assets	36,590,893	7,610,242
Customer deposits	1,364,193	1,305,296
Merchant reserves	6,381,153	8,265,555
Total	$51,591,560	$22,192,225

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,590,951	$4,284,360
Prepaid card load assets	28,846,980	18,555,474
Customer deposits	1,391,465	1,357,242
Merchant reserves	6,386,153	8,317,462
Total	$44,215,549	$32,514,538

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at March 31, 2022 and December 31, 2021.

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2022 and December 31, 2021, inventory consisted primarily of printing and paper supplies used for Output solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the three months ended March 31, 2022 and March 31, 2021, the Company capitalized $136,864 and $187,914, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2021 or during the three months ended March 31, 2022. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2022 and December 31, 2021, the Company’s reserve for processing losses was $656,494 and $623,494 respectively.

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

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarters ended March 31, 2022 and 2021, operating lease expenses totaled $120,151 and $104,131, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2022	December 31, 2021

Accrued commissions	$795,729	$879,120
Reserve for processing losses	656,494	623,494
Other accrued expenses	536,530	226,888
Accrued taxes	375,527	298,168
Accrued salaries	479,930	297,995
Total accrued expenses	$2,844,210	$2,325,665

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.  Current period payments on the equipment loan were $13,488.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the three months ended March 31, 2022 and 2021 was $8,985.

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

On December 15, 2020, the Company issued to Information Management Solutions, LLC warrants to purchase 945,599 unregistered shares of Usio, Inc. or 945,599 shares of common stock, $0.001 par value per share, with an exercise price of $4.23. 945,599 warrants vest annually over 3 years in three equal tranches beginning on December 15, 2021 and becoming fully vested on December 15, 2023. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(1,622,270)	$(720,252)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,280,575	19,931,935
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	20,280,575	19,931,935
Basic (loss) per common share	$(0.08)	$(0.04)
Diluted (loss) per common share and common share equivalent	$(0.08)	$(0.04)

The awards and options to purchase shares of common stock that were outstanding at March 31, 2022 and March 31, 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2022	2021
Anti-dilutive awards and options	5,244,902	5,094,991

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

The Company has recognized a net deferred tax asset of approximately $1.5 million and has recorded a valuation allowance of approximately $5.2 million against the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At  December 31, 2021, the Company had available net operating loss carryforwards of approximately $29.5 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated.

Net operating loss carryforwards totaling $10.7 million expired in 2021. The schedule below outlines when the Company's pre-2017 net operating losses were generated and the year they  may expire.

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

Note 8. Related Party Transactions

Louis Hoch

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company purchased a total of $19,929 and $4,009, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

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

Note 9. COVID-19

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

In  April and  May of 2020, the Company's business was adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic.   As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID.   Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on past due amounts owed.   The level of activity for consumer lending merchants continues to recover to pre-COVID levels.  The Company recorded an increase in revenues in its prepaid business line, as it was able to work in conjunction with major cities across the U.S. to use its prepaid debit cards to facilitate the transfer of money via its debit cards from city foundations to the local residents in need of financial assistance.  The efforts have included the disbursement of funds to encourage vaccinations.

The Company has recently experienced some difficulty in recruiting and retaining certain categories of employees due to limited labor availability.  The Company continues to monitor labor availability and is taking necessary steps to retain employees and recruit employees to fill open positions.

Due to the COVID-19 pandemic and global economic challenges, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. If the Company cannot continue to acquire sufficient inventory stock, the successful completion, margins, and growth of Output Solutions  may be impacted.

The impacts and recovery from the COVID-19 pandemic are still a work in process.  To date, the Company has not been adversely impacted in the magnitude that other payment processors were, as our customer base had limited exposure to retail facing businesses.   Within that framework, the Company will continue to monitor the overall impact on its operations and take necessary steps to ensure the safety of its employees and the well-being of its customers.

Note 10. Subsequent Events

On  October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing on April 1, 2022 and expiring on  September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 17, 2022, including the audited consolidated financial statements and the notes contained therein.

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

During the first quarter of 2022, the amount of credit card transactions processed increased by 48% versus the first quarter of 2021.  The volume of credit card dollars processed during the first quarter of 2022 increased by 21% compared to the same time period in 2021. Both credit card transactions processed and dollars processed were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our PayFac growth initiatives driving increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the first quarter of 2022 increased by 21% compared to the first quarter of 2021. Returned check transactions processed during the first quarter of 2022 increased by 32% compared to the first quarter of 2021.  Electronic check dollars processed during the first quarter of 2022 increased by 32% compared to the first quarter of 2021. The increases in eCheck transactions, returned check transactions and electronic check dollar volumes processed were primarily attributable to higher activity levels primarily in the cryptocurrency and FinTech lending industries.

Prepaid card load volumes processed during the first quarter of 2022 increased by 134% compared to the first quarter of 2021. Prepaid card transaction counts processed during the first quarter of 2022 increased by 270% compared to the first quarter of 2021. Prepaid card purchase volume during the first quarter of 2022 increased by 139% compared to the first quarter of 2021. These increases occurred primarily due to the continued associations with many government assistance programs including organizations such as New York City Economic Development Corporation, City of Houston, Harris County, TX, Open Society International (City of Baltimore), and Greater Washington Community Foundation (Washington DC) with their vaccine incentive and cash disbursement programs.  We also continue to support numerous guaranteed income programs including the Arlington Community Foundation, E.A.T (Equity and Transformation) Chicago, and Hudson UP, the City of Denver's Basic Income Project.

Total dollar volumes processed for the first quarter of 2022 were $2.2 billion compared to $1,860 million processed in the first quarter of 2021.

Revenues for the quarter ended March 31, 2022 increased by 35% to $18.1 million, as compared to $13.5 million for the quarter ended March 31, 2021 due to continued traction and growth in our prepaid and PayFac lines of business. Accordingly, cost of services increased by $4.0 million, or 38% to $14.6 million for the quarter ended March 31, 2022, as compared to $10.6 million for the same period in the prior year. Gross profits increased by 21% to $3.5 million for the quarter ended March 31, 2022, as compared to $2.9 million for the same period in the prior year, however the gross margin percentage was 19.4% for the quarter ended March 31, 2022 as compared to 21.6% in the prior year period. The decrease in gross margin percentage in the quarter ended March 31, 2022, as compared to the same period a prior year ago, is attributable to increased revenue growth from business lines with lower profit margins.

Other selling, general and administrative expenses (other SG&A) were $3.8 million for the quarter ended March 31, 2022 as compared to $2.7 million in the prior year, a 43% increase versus the prior year period. We reported a net loss of $1.6 million for the quarter ended March 31, 2022, as compared to a net loss of $0.7 million for the same period in the prior year. The increase reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to not only support our current growth, but specifically to assure we can provide the service levels in customer support for the anticipated new cardholders. Included in first quarter selling, general and administrative expenses include approximately $200,000 of one-time non-recurring items.

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$3,843,316	$3,078,456	$764,860	25%
Credit card revenue	6,768,222	5,723,709	1,044,513	18%
Prepaid card services revenue	2,768,447	886,576	1,881,871	212%
Output solutions revenue	4,731,358	3,772,809	958,549	25%
Total Revenue	$18,111,343	$13,461,550	$4,649,793	35%

Revenues for the quarter ended March 31, 2022 increased by 35% to $18.1 million, as compared to $13.5 million for the quarter ended March 31, 2021. During the first quarter we saw continued growth in our ACH and complementary service category from strong transaction growth in our cryptocurrency and FinTech lending businesses.

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

Cost of services increased by $4.0 million, or 38%, to $14.6 million for the quarter ended March 31, 2022, as compared to $10.6 million for the same period in the prior year.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profits increased by 21% to $3.5 million for the quarter ended March 31, 2022, as compared to $2.9 million for the same period in the prior year. The increase in gross profit for the quarter ended March 31, 2022, as compared to the same period in the prior year, was primarily a result of incremental profits from our existing business lines.  The gross margin percentage was 19.4% for the quarter ended March 31, 2022 as compared to 21.6% in the prior year period. The decrease in gross margin percentage in the quarter ended March 31, 2022, as compared to the same period a prior year ago, is attributable to increased revenue growth from business lines with lower profit margins.

Stock-based Compensation

Stock-based compensation expenses were $550,682 for the quarter ended March 31, 2022 as compared to $327,715 for the quarter ended March 31, 2021, an increase of 68.0%.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $3.8 million for the quarter ended March 31, 2022 as compared to $2.7 million in the prior year, a 43% increase versus the prior year period. The increase in other SG&A for the quarter ended March 31, 2022 reflects the incremental costs associated with our continued investment in our prepaid and PayFac growth initiatives.

Depreciation and Amortization

Depreciation and amortization totaled $0.7 million and $0.6 million for the quarters ended March 31, 2022 and March 31, 2021, respectively.

Other Income (Expense)

Other income and expense, net was ($636) for the quarter ended March 31, 2022 compared to $2,467 for the quarter ended March 31, 2021. Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income as well as interest expense associated with our equipment loan.

Net Income (Loss)

We reported a net loss of $1.6 million for the quarter ended March 31, 2022, as compared to a net loss of $0.7 million for the same period in the prior year. The increase in net loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

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

Liquidity and Capital Resources

At March 31, 2022, we had $7.6 million of cash and cash equivalents, as compared to $7.3 million of cash and cash equivalents at December 31, 2021.

We reported a net loss of $1.6 million for the quarter ended March 31, 2022. At March 31, 2022, we had an accumulated deficit of $67.0 million. Additionally, we had working capital of $8.3 million and $8.8 million at March 31, 2022 and December 31, 2021, respectively.

Cash Flows

Net cash used by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the three months ended March 31, 2022 was $7.2 million, and net cash provided for the three months ended March 31, 2021 was $10.5 million. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right-of-use assets and liabilities, our cash provided by operating activities was $0.5 million and cash used by operating activities was $0.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $72,069 and $274,467 for the three months ended March 31, 2022 and March 31, 2021, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts.

Net cash used by financing activities for the three months ended March 31, 2022  was $79,982 and net cash provided by financing activities for the three months ended March 31, 2021 was $116,542, respectively.  The 2021 cash provided by financing activities was from net proceeds from our equipment loan offset by treasury stock transactions.

Material Trends and Uncertainties

Please refer to Note 9 of our financial statements included in this report that describe certain risks in connection with the Covid-19 pandemic.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2022 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Aside from the proceedings described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 17, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. The new buyback program terminates on the earliest of September 30, 2022, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2022, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - January 31, 2022	14,623	$3.95	998,842	$823,900
February 1 - February 28, 2022	1,068	$3.45	999,910	$820,219
March 1 - March 31, 2022	1,527	$3.31	1,001,437	$815,168
Total	17,218			$815,168

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

10.27	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.28	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.29	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.30	Underwriting Agreement between the Company and Ladenburg Thalmann & Co., Inc. as representative, dated September 23, 2020 (included as exhibit 1.1 to the Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.31	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.32+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.33+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.34	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.35	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.36	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.37	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.38	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.39	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.40	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.41

Fourth Amendment to Employment Agreement between Usio, Inc. and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.42	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.43	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.44	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

USIO, INC

Date: May 11, 2022	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)