Form 10-Q
period 2022-06-30
Usio, Inc.
filed 2022-08-11
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, the number of outstanding shares of the registrant's common stock was 25,188,217.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,102,061	$7,255,321
Accounts receivable, net	3,854,077	4,979,493
Settlement processing assets	36,927,255	63,824,646
Prepaid card load assets	15,104,808	36,590,893
Customer deposits	1,471,214	1,364,193
Inventory	488,382	434,532
Prepaid expenses and other	829,902	426,963
Current assets before merchant reserves	63,777,699	114,876,041
Merchant reserves	6,815,073	6,381,153
Total current assets	70,592,772	121,257,194

Property and equipment, net	3,432,039	3,607,157

Other assets:
Intangibles, net	3,227,962	4,163,894
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	3,083,555	2,802,113
Other assets	345,357	345,357
Total other assets	8,160,874	8,815,364

Total assets	$82,185,685	$133,679,715

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$719,379	$1,400,100
Accrued expenses	2,177,000	2,325,665
Operating lease liabilities, current portion	579,442	504,027
Equipment loan, current portion	43,386	54,760
Settlement processing obligations	36,927,255	63,824,646
Prepaid card load obligations	15,104,808	36,590,893
Customer deposits	1,471,214	1,364,193
Deferred revenues	—	17,647
Current liabilities before merchant reserve obligations	57,022,484	106,081,931
Merchant reserve obligations	6,815,073	6,381,153
Total current liabilities	63,837,557	112,463,084

Non-current liabilities:
Equipment loan, non-current portion	55,698	71,434
Operating lease liabilities, non-current portion	2,690,378	2,476,291
Total liabilities	66,583,633	115,010,809

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,837,978 and 26,807,145 issued, and 25,295,875 and 25,473,453 outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	195,250	195,235
Additional paid-in capital	93,468,139	93,100,129
Treasury stock, at cost; 1,542,103 and 1,333,692 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively	(2,951,047)	(2,404,458)
Deferred compensation	(6,167,870)	(6,842,195)
Accumulated deficit	(68,942,420)	(65,379,805)
Total stockholders’ equity	15,602,052	18,668,906

Total liabilities and stockholders’ equity	$82,185,685	$133,679,715

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$16,215,686	$15,233,141	$34,327,029	$28,694,691
Cost of services	12,955,782	11,105,696	27,557,996	21,660,009
Gross profit	3,259,904	4,127,445	6,769,033	7,034,682

Selling, general and administrative:
Stock-based compensation	473,701	317,285	1,024,383	645,000
Other SG&A expenses	3,848,696	2,845,213	7,643,842	5,505,247
Depreciation and amortization	807,934	627,149	1,522,869	1,249,356
Total selling, general and administrative expenses	5,130,331	3,789,647	10,191,094	7,399,603

Operating income (loss)	(1,870,427)	337,798	(3,422,061)	(364,921)

Other income and (expense):
Interest income	1,166	2,169	1,747	4,636
Interest expense	(1,084)	(1,484)	(2,301)	(1,484)
Other income and (expense), net	82	685	(554)	3,152

Income (Loss) before income taxes	(1,870,345)	338,483	(3,422,615)	(361,769)
Income tax expense	70,000	120,000	140,000	140,000

Net income (Loss)	$(1,940,345)	$218,483	$(3,562,615)	$(501,769)

Income (Loss) Per Share
Basic income (loss) per common share:	$(0.10)	$0.01	$(0.18)	$(0.03)
Diluted income (loss) per common share:	$(0.10)	$0.01	$(0.18)	$(0.03)
Weighted average common shares outstanding
Basic	20,316,572	19,993,387	20,298,573	19,962,661
Diluted	20,316,572	24,962,389	20,298,573	19,962,661

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net (loss)	$(3,562,615)	$(501,769)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	586,936	313,423
Amortization	935,933	935,933
Bad debt	—	86,402
Non-cash stock-based compensation	1,024,383	645,000
Amortization of warrant costs	17,970	17,970
Changes in current assets and current liabilities:
Accounts receivable	1,125,416	(383,213)
Prepaid expenses and other	(402,939)	(130,662)
Operating lease right-of-use assets	(281,442)	(367,654)
Other assets	—	(45,883)
Inventory	(53,850)	(38,452)
Accounts payable and accrued expenses	(829,390)	177,315
Operating lease liabilities	289,502	377,957
Prepaid card load obligations	(21,486,085)	1,547,277
Merchant reserves	433,920	(164,402)
Customer deposits	107,021	105,311
Deferred revenue	(17,647)	(22,454)
Net cash provided (used) by operating activities	(22,112,887)	2,552,099

Investing activities:
Purchases of property and equipment	(411,818)	(533,854)
Net cash (used) by investing activities	(411,818)	(533,854)

Financing activities:
Proceeds from equipment loan	—	165,996
Payments on equipment loan	(27,110)	(13,221)
Purchases of treasury stock	(546,589)	(79,264)
Net cash provided (used) by financing activities	(573,699)	73,511

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(23,098,404)	2,091,756
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	51,591,560	22,192,225

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$28,493,156	$24,283,981

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,301	$1,484
Income taxes	—	92,850
Non-cash transactions:
Issuance of deferred stock compensation	12,330	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

Issuance of common stock under equity incentive plan	54,233	52	258,636	—	—	—	258,687
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(85,000)	(85)	(176,465)	—	97,621	—	(78,929)
Deferred compensation amortization	—	—	—	—	293,942	—	293,942
Purchase of treasury stock costs	—	—	—	(480,095)	—	—	(480,095)
Net (loss) for the period	—	—	—	—	—	(1,940,345)	(1,940,345)

Balance at June 30, 2022	26,837,978	$195,264	$93,468,126	$(2,951,047)	$(6,167,870)	$(68,942,420)	$15,602,052

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

Issuance of common stock under equity incentive plan	61,556	61	150,481	—	—	—	150,542
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(237,085)	—	158,096	—	(79,104)
Deferred compensation amortization	—	—	—	—	245,847	—	245,847
Purchase of treasury stock costs	—	—	—	(29,810)	—	—	(29,810)
Net income for the period	—	—	—	—	—	218,483	218,483

Balance at June 30, 2021	26,261,016	$194,691	$89,662,665	$(2,244,985)	$(5,267,134)	$(65,559,940)	$16,785,297

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

The following table presents the Company's revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

ACH and complementary service revenue	$3,899,612	$4,001,897	$7,742,928	$7,080,353
Credit card revenue	6,885,697	6,558,076	13,653,919	12,281,785
Prepaid card services revenue	1,388,110	1,077,531	4,156,557	1,964,107
Output solutions revenue	4,042,267	3,595,637	8,773,625	7,368,446
Total revenue	$16,215,686	$15,233,141	$34,327,029	$28,694,691

Deferred Revenues: The Company records deferred revenues when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $0 and $17,647 at June 30, 2022 and December 31, 2021, respectively.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,590,951	$4,284,360	$7,255,321	$5,011,132
Prepaid card load assets	28,846,980	18,555,474	36,590,893	7,610,242
Customer deposits	1,391,465	1,357,242	1,364,193	1,305,296
Merchant reserves	6,386,153	8,317,462	6,381,153	8,265,555
Total	$44,215,549	$32,514,538	$51,591,560	$22,192,225

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,102,061	$5,614,702	$5,102,061	$5,614,702
Prepaid card load assets	15,104,808	9,157,519	15,104,808	9,157,519
Customer deposits	1,471,214	1,410,607	1,471,214	1,410,607
Merchant reserves	6,815,073	8,101,153	6,815,073	8,101,153
Total	$28,493,156	$24,283,981	$28,493,156	$24,283,981

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to bad debts have been within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at June 30, 2022 and December 31, 2021.

Inventory: Inventory is stated at the lower of cost or net realizable value. At June 30, 2022 and December 31, 2021, inventory consisted primarily of printing and paper supplies used for Output solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. In the six months ended June 30, 2022 and June 30, 2021, the Company capitalized $246,210 and $388,349, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2021 or during the six months ended June 30, 2022. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2022 and December 31, 2021, the Company’s reserve for processing losses was $689,494 and $623,494 respectively.

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

New Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies.  The Company does not expect the adoption of the amendments in ASU 2016-13 to have a significant effect on its financial position and the results of its operations when such amendment is adopted.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2.  Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the quarters ended June 30, 2022 and 2021, operating lease expenses totaled $239,105 and $123,134, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2022	December 31, 2021

Accrued commissions	$745,210	$879,120
Reserve for processing losses	689,494	623,494
Other accrued expenses	255,775	226,888
Accrued taxes	185,995	298,168
Accrued salaries	300,526	297,995
Total accrued expenses	$2,177,000	$2,325,665

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.  Current period payments on the equipment loan were $13,622.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the six months ended June 30, 2022 and 2021 was $17,970.

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

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$(1,940,345)	$218,483	$(3,562,615)	$(501,769)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	20,316,572	19,993,387	20,298,573	19,962,661
Effect of dilutive securities	—	4,969,002	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	20,316,572	24,962,389	20,298,573	19,962,661
Basic income (loss) per common share	$(0.10)	$0.01	$(0.18)	$(0.03)
Diluted income (loss) per common share and common share equivalent	$(0.10)	$0.01	$(0.18)	$(0.03)

The awards and options to purchase shares of common stock that were outstanding at June 30, 2022 and June 30, 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2022	2021
Anti-dilutive awards and options	5,159,902	4,969,002

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

Note 8. Related Party Transactions

Louis Hoch

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company purchased a total of $19,929 and $4,009, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s President and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

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

Note 10. Subsequent Events

In early July, 2022, the Company's largest ACH customer filed chapter 11 bankruptcy and stopped processing transactions. The customer represented 49% of our total ACH transaction volume in 2021 and 8% of revenue for the Company. The Company's revenue and cash flows will be impacted if the customer does not resume full operations.

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

During the second quarter of 2022, the amount of credit card transactions processed increased by 35% versus the second quarter of 2021.  The volume of credit card dollars processed during the second quarter of 2022 increased by 9% compared to the same time period in 2021. Both credit card transactions processed and dollars processed were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our PayFac growth initiatives driving increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the second quarter of 2022 decreased by 8% compared to the second quarter of 2021. Returned check transactions processed during the second quarter of 2022 increased by 39% compared to the second quarter of 2021.  Electronic check dollars processed during the second quarter of 2022 decreased by 16% compared to the second quarter of 2021. The decreases in eCheck transactions and electronic check dollar volumes processed were primarily attributable to significant higher cryptocurrency activity levels in the prior year period versus the current year period. Increases in returned check transactions was primarily attributable to the continued recovery of the consumer lending market following its decline due to COVID-19.

Prepaid card load volumes processed during the second quarter of 2022 increased by 81% compared to the second quarter of 2021. Prepaid card transaction counts processed during the second quarter of 2022 increased by 190% compared to the second quarter of 2021. Prepaid card purchase volume during the second quarter of 2022 increased by 139% compared to the second quarter of 2021. These increases occurred primarily due to the continued associations with many government assistance programs including organizations such as New York City Economic Development Corporation, City of Houston, Harris County, TX, Open Society International (City of Baltimore), and Greater Washington Community Foundation (Washington DC) with their vaccine incentive and cash disbursement programs.  We also continue to support numerous guaranteed income programs including the Arlington Community Foundation, E.A.T (Equity and Transformation) Chicago, and Hudson UP, the City of Denver's Basic Income Project.

Total dollar volumes processed across all business lines in the second quarter of 2022 were $2.4 billion compared to $2.7 billion processed in the second quarter of 2021.

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

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$3,899,612	$4,001,897	$(102,285)	(3)%
Credit card revenue	6,885,697	6,558,076	327,621	5%
Prepaid card services revenue	1,388,110	1,077,531	310,579	29%
Output solutions revenue	4,042,267	3,595,637	446,630	12%
Total Revenue	$16,215,686	$15,233,141	$982,545	6%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$7,742,928	$7,080,353	$662,575	9%
Credit card revenue	13,653,919	12,281,785	1,372,134	11%
Prepaid card services revenue	4,156,557	1,964,107	2,192,450	112%
Output solutions revenue	8,773,625	7,368,446	1,405,179	19%
Total Revenue	$34,327,029	$28,694,691	$5,632,338	20%

Revenues for the quarter ended June 30, 2022 increased by 6% to $16.2 million, as compared to $15.2 million for the quarter ended June 30, 2021 due to continued traction and growth in our prepaid and PayFac lines of business, despite a minor decline in our ACH and complimentary services business sector. This decline was a result of  ACH competing against an outsized year ago quarter when cryptocurrency activity was at its peak. During the second quarter we saw continued growth in our prepaid card services category due to strong relationships with government and municipality card programs.

Revenues for the six months ended June 30, 2022 increased by 20% to $34.3 million, as compared to $28.7 million for the six months ended June 30, 2021.

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

Cost of services increased by $1.9 million, or 17%, to $13.0 million for the quarter ended June 30, 2022, as compared to $11.1 million for the same period in the prior year.

Cost of services increased by $5.9 million, or 27%, to $27.6 million for the six months ended June 30, 2022, as compared to $21.7 million for the same period in the prior year.

Increases in cost of services are due to growing revenues and their associated costs, compounded by more significant revenue growth in lower margin lines of business, versus ACH, which is our most profitable business line.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profits decreased by 21% to $3.3 million for the quarter ended June 30, 2022, as compared to $4.1 million for the same period in the prior year. Similarly, the gross margin percentage was 20.1% for the quarter ended June 30, 2022 as compared to 27.1% in the prior year period. The decrease in gross profits and margin percentage in the quarter ended June 30, 2022, as compared to the same period a prior year ago, is attributable to increased revenue contribution from business lines with lower profit margins, as well as decreased ACH and complementary service revenues, a high margin business.

Gross profits decreased by 4% to $6.8 million for the six months ended June 30, 2022, as compared to $7.0 million for the same period in the prior year. Similarly, the gross margin percentage was 19.7% for the six months ended June 30, 2022 as compared to 24.5% in the prior year period. The decrease in gross profits and margin percentage in the six months ended June 30, 2022, as compared to the same period a prior year ago, is attributable to increased revenue contribution from business lines with lower profit margins.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended June 30, 2022 as compared to $0.3 million for the quarter ended June 30, 2021, an increase of 49.3%.

Stock-based compensation expenses were $1.0 million for the six months ended June 30, 2022 as compared to $0.6 million for the six months ended June 30, 2021, an increase of 58.8%.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $3.8 million for the quarter ended June 30, 2022 as compared to $2.8 million in the prior year, a 35% increase versus the prior year period. The increase in other SG&A for the quarter ended June 30, 2022 reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to support our current growth. These investments include preparation for increased service requirements for growing card holders in our prepaid line of business, security and IT infrastructure, as well as staffing and employee retention. Beginning in the third quarter, we believe expenses should start to decrease due to a reduction in customer service and other prepaid services expenses attributable to the loss of any existing or anticipated Voyager card programs.

Other selling, general and administrative expenses (other SG&A) were $7.6 million for the six months ended June 30, 2022 as compared to $5.5 million in the prior year, a 39% increase versus the prior year period. The increase in other SG&A for the six months ended June 30, 2022 reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to support our current growth. These investments include preparation for increased service requirements for growing card holders in our prepaid line of business, security and IT infrastructure, as well as staffing and employee retention. Beginning in the third quarter, we believe expenses should start to decrease due to a reduction in customer service and other prepaid services expenses attributable to the loss of any existing or anticipated Voyager card programs.

Depreciation and Amortization

Depreciation and amortization totaled $0.8 million and $0.6 million for the quarters ended June 30, 2022 and June 30, 2021, respectively.

Depreciation and amortization totaled $1.5 million and $1.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Other Income (Expense)

Other income and expense, net was $82 for the quarter ended June 30, 2022 compared to $685 for the quarter ended June 30, 2021. Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income as well as interest expense associated with our equipment loan.

Other income and expense, net was ($554) for the six months ended June 30, 2022 compared to $3,152 for the six months ended June 30, 2021. Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income as well as interest expense associated with our equipment loan.

Net Income (Loss)

We reported a net loss of $1.9 million for the quarter ended June 30, 2022, as compared to a net income of $0.2 million for the same period in the prior year. The increase in net loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported a net loss of $3.6 million for the six months ended June 30, 2022, as compared to a net loss of $0.5 million for the same period in the prior year. The increase in net loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

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

Liquidity and Capital Resources

At June 30, 2022, we had $5.1 million of cash and cash equivalents, as compared to $7.3 million of cash and cash equivalents at December 31, 2021.

We reported a net loss of $1.9 million for the quarter ended June 30, 2022. At June 30, 2022, we had an accumulated deficit of $68.9 million. Additionally, we had working capital of $6.8 million and $8.8 million at June 30, 2022 and December 31, 2021, respectively.

Cash Flows

Net cash used by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the six months ended June 30, 2022 was $22.1 million, and net cash provided for the six months ended June 30, 2021 was $2.6 million. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right-of-use assets and liabilities, our cash used by operating activities was $1.2 million and cash provided by operating activities was $1.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $411,818 and $533,854 for the six months ended June 30, 2022 and June 30, 2021, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts.

Net cash used by financing activities for the six months ended June 30, 2022 was $573,699 and net cash provided by financing activities for the three months ended June 30, 2021 was $73,511, respectively.  The 2021 cash provided by financing activities was from net proceeds from our equipment loan offset by treasury stock transactions.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2022 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended June 30, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buy-back program with a three-year duration. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. The new buyback program terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2022, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2022	1,961	$3.43	1,003,398	$808,438
May 1 - May 31, 2022	25,870	$2.34	1,029,268	$3,939,477
June 1 - June 30, 2022	163,362	$2.53	1,192,630	$3,526,637
Total	191,193			$3,526,637

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

USIO, INC

Date: August 11, 2022	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)