Form 10-Q
period 2022-09-30
Usio, Inc.
filed 2022-11-09
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, the number of outstanding shares of the registrant's common stock was 25,324,198.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,613,123	$7,255,321
Accounts receivable, net	3,569,082	4,979,493
Settlement processing assets	49,697,691	63,824,646
Prepaid card load assets	15,318,411	36,590,893
Customer deposits	1,585,586	1,364,193
Inventory	420,432	434,532
Prepaid expenses and other	545,435	426,963
Current assets before merchant reserves	75,749,760	114,876,041
Merchant reserves	5,654,729	6,381,153
Total current assets	81,404,489	121,257,194

Property and equipment, net	3,407,021	3,607,157

Other assets:
Intangibles, net	2,843,327	4,163,894
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,932,812	2,802,113
Other assets	355,357	345,357
Total other assets	7,635,496	8,815,364

Total assets	$92,447,006	$133,679,715

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$612,189	$1,400,100
Accrued expenses	2,371,178	2,325,665
Operating lease liabilities, current portion	537,034	504,027
Equipment loan, current portion	56,429	54,760
Settlement processing obligations	49,697,691	63,824,646
Prepaid card load obligations	15,318,411	36,590,893
Customer deposits	1,585,586	1,364,193
Deferred revenues	—	17,647
Current liabilities before merchant reserve obligations	70,178,518	106,081,931
Merchant reserve obligations	5,654,729	6,381,153
Total current liabilities	75,833,247	112,463,084

Non-current liabilities:
Equipment loan, non-current portion	28,893	71,434
Operating lease liabilities, non-current portion	2,581,645	2,476,291
Total liabilities	78,443,785	115,010,809

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2022 (unaudited) and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,966,300 and 26,807,145 issued, and 25,263,333 and 25,473,453 outstanding at September 30, 2022 (unaudited) and December 31, 2021, respectively	195,391	195,235
Additional paid-in capital	93,811,189	93,100,129
Treasury stock, at cost; 1,702,967 and 1,333,692 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively	(3,299,099)	(2,404,458)
Deferred compensation	(5,992,070)	(6,842,195)
Accumulated deficit	(70,712,190)	(65,379,805)
Total stockholders’ equity	14,003,221	18,668,906

Total liabilities and stockholders’ equity	$92,447,006	$133,679,715

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$16,395,760	$15,821,070	$50,722,789	$44,515,761
Cost of services	13,261,240	11,787,439	40,819,236	33,447,448
Gross profit	3,134,520	4,033,631	9,903,553	11,068,313

Selling, general and administrative:
Stock-based compensation	515,992	343,567	1,540,375	988,567
Other SG&A expenses	3,679,484	2,844,205	11,323,326	8,349,452
Depreciation and amortization	640,599	634,912	2,163,468	1,884,268
Total selling, general and administrative expenses	4,836,075	3,822,684	15,027,169	11,222,287

Operating income (loss)	(1,701,555)	210,947	(5,123,616)	(153,974)

Other income and (expense):
Interest income	2,728	1,767	4,475	6,403
Interest expense	(943)	(1,480)	(3,244)	(2,964)
Other income and (expense), net	1,785	287	1,231	3,439

Income (Loss) before income taxes	(1,699,770)	211,234	(5,122,385)	(150,535)
Income tax expense	70,000	70,000	210,000	210,000

Net income (Loss)	$(1,769,770)	$141,234	$(5,332,385)	$(360,535)

Income (Loss) Per Share
Basic income (loss) per common share:	$(0.09)	$0.01	$(0.26)	$(0.02)
Diluted income (loss) per common share:	$(0.09)	$0.01	$(0.26)	$(0.02)
Weighted average common shares outstanding
Basic	20,371,654	20,033,515	20,322,934	19,986,279
Diluted	20,371,654	24,935,517	20,322,934	19,986,279

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (loss)	$(5,332,385)	$(360,535)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	842,901	480,368
Amortization	1,320,567	1,403,900
Bad debt	—	87,190
Stock-based compensation	1,540,375	988,567
Amortization of warrant costs	20,965	26,955
Changes in current assets and current liabilities:
Accounts receivable	1,410,411	(1,410,805)
Prepaid expenses and other	(118,472)	54,709
Operating lease right-of-use assets	(130,699)	(249,863)
Other assets	(10,000)	23,000
Inventory	14,100	(45,209)
Accounts payable and accrued expenses	(742,398)	765,512
Operating lease liabilities	138,361	258,896
Prepaid card load obligations	(21,272,482)	7,474,626
Merchant reserves	(726,424)	(1,004,402)
Customer deposits	221,393	200,028
Deferred revenue	(17,647)	(35,690)
Net cash provided (used) by operating activities	(22,841,434)	8,657,247

Investing activities:
Purchases of property and equipment	(642,764)	(999,493)
Net cash (used) by investing activities	(642,764)	(999,493)

Financing activities:
Proceeds from equipment loan	—	165,996
Payments on equipment loan	(40,872)	(26,446)
Purchases of treasury stock	(894,641)	(198,350)
Net cash (used) by financing activities	(935,513)	(58,800)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(24,419,711)	7,598,954
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	51,591,560	22,192,225

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$27,171,849	$29,791,179

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,244	$2,964
Income taxes	—	92,850
Non-cash transactions:
Issuance of deferred stock compensation	166,330	—

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

Issuance of common stock under equity incentive plan	54,233	52	258,636	—	—	—	258,687
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(85,000)	(85)	(176,465)	—	97,621	—	(78,929)
Deferred compensation amortization	—	—	—	—	293,942	—	293,942
Purchase of treasury stock costs	—	—	—	(480,095)	—	—	(480,095)
Net (loss) for the period	—	—	—	—	—	(1,940,345)	(1,940,345)

Balance at June 30, 2022	26,837,978	$195,264	$93,468,126	$(2,951,047)	$(6,167,870)	$(68,942,420)	$15,602,052

Issuance of common stock under equity incentive plan	163,322	162	406,083	—	(154,000)	—	252,245
Warrant compensation costs	—	—	2,995	—	—	—	2,995
Reversal of deferred compensation amortization that did not vest	(35,000)	(35)	(66,015)	—	37,837	—	(28,213)
Deferred compensation amortization	—	—	—	—	291,963	—	291,963
Purchase of treasury stock costs	—	—	—	(348,052)	—	—	(348,052)
Net (loss) for the period	—	—	—	—	—	(1,769,770)	(1,769,770)

Balance at September 30, 2022	26,966,300	$195,391	$93,811,189	$(3,299,099)	$(5,992,070)	$(70,712,190)	$14,003,221

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	51,000	51	120,484	—	—	—	120,535
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,795	19	(19)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(17,111)	(17)	(48,599)	—	5,994	—	(42,622)
Deferred compensation amortization	—	—	—	—	249,801	—	249,801
Purchase of treasury stock costs	—	—	—	(49,454)	—	—	(49,454)
Net (loss) for the period	—	—	—	—	—	(720,252)	(720,252)

Balance at March 31, 2021	26,314,460	$194,745	$89,740,284	$(2,215,175)	$(5,671,077)	$(65,778,423)	$16,270,354

Issuance of common stock under equity incentive plan	61,556	61	150,481	—	—	—	150,542
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(237,085)	—	158,096	—	(79,104)
Deferred compensation amortization	—	—	—	—	245,847	—	245,847
Purchase of treasury stock costs	—	—	—	(29,810)	—	—	(29,810)
Net income for the period	—	—	—	—	—	218,483	218,483

Balance at June 30, 2021	26,261,016	$194,691	$89,662,665	$(2,244,985)	$(5,267,134)	$(65,559,940)	$16,785,297

Issuance of common stock under equity incentive plan	49,322	76	108,146	—	20,785	—	129,007
Warrant compensation cost	—	—	8,985	—	—	—	8,985
Cashless warrant exercise	19,950	20	(20)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(41,000)	(41)	(77,164)	—	52,434	—	(24,771)
Deferred compensation amortization	—	—	—	—	239,331	—	239,331
Purchase of treasury stock	—	—	—	(119,086)	—	—	(119,086)
Net income for the period	—	—	—	—	—	141,234	141,234

Balance at September 30, 2021	26,289,288	$194,746	$89,702,612	$(2,364,071)	$(4,954,584)	$(65,418,706)	$17,159,997

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 17, 2022. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "third quarter" mean the three month period ended September 30, 2022 or 2021 , as the case may be.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined that for each agreement it is acting in the principal role. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported as gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Merchants processing credit, debit, prepaid card, and ACH transactions may be charged for these services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue.  Our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions, provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to the United States Postal Service, or USPS, for postage.

The following table presents the Company's revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

ACH and complementary service revenue	$3,242,794	$3,733,453	$10,985,722	$10,813,806
Credit card revenue	6,842,065	6,509,344	20,495,984	18,791,129
Prepaid card services revenue	1,576,871	2,004,657	5,733,428	3,968,764
Output solutions revenue	4,734,030	3,573,616	13,507,655	10,942,062
Total revenue	$16,395,760	$15,821,070	$50,722,789	$44,515,761

Deferred Revenues: The Company records deferred revenues as a liability when it receives payments in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The deferred revenues totaled $0 and $17,647 at September 30, 2022 and December 31, 2021, respectively.

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Customer Deposits: The Company holds customer deposits primarily for postage expenses to ensure the Company is not out of pocket for amounts billed daily by the USPS. These customer deposits are carried on the Company's balance sheet with a corresponding liability.

Merchant Reserves: The Company has merchant reserve requirements associated with Automated Clearing House, or ACH, transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant Reserves are set for each merchant and funds are collected and held as collateral to minimize contingent liabilities associated with any losses that may occur. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant Reserves strengthens its standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,102,061	$5,614,702	$7,255,321	$5,011,132
Prepaid card load assets	15,104,808	9,157,519	36,590,893	7,610,242
Customer deposits	1,471,214	1,410,607	1,364,193	1,305,296
Merchant reserves	6,815,073	8,101,153	6,381,153	8,265,555
Total	$28,493,156	$24,283,981	$51,591,560	$22,192,225

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$4,613,123	$5,939,834	$4,613,123	$5,939,834
Prepaid card load assets	15,318,411	15,084,868	15,318,411	15,084,868
Customer deposits	1,585,586	1,505,324	1,585,586	1,505,324
Merchant reserves	5,654,729	7,261,153	5,654,729	7,261,153
Total	$27,171,849	$29,791,179	$27,171,849	$29,791,179

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer. During the nine months ended September 30, 2022 and the year ended  December 31, 2021, losses incurred by the Company due to bad debts were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses may be incurred in future periods. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at September 30, 2022 and December 31, 2021.

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2022 and December 31, 2021, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the nine months ended September 30, 2022 and September 30, 2021, the Company capitalized $438,128 and $561,177, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2021 or during the nine months ended September 30, 2022. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2022 and December 31, 2021, the Company’s reserve for processing losses was $722,494 and $623,494 respectively.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended September 30, 2022 and 2021, operating lease expenses totaled $152,401 and $117,689, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2022	December 31, 2021

Accrued commissions	$969,056	$879,120
Reserve for processing losses	722,494	623,494
Other accrued expenses	286,794	226,888
Accrued taxes	258,766	298,168
Accrued salaries	134,068	297,995
Total accrued expenses	$2,371,178	$2,325,665

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments are required in the amount of $4,902. Payments for the three and nine months ended September 30, 2022 were $13,762 and $40,872, respectively.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock which were subject to the following vesting schedule: (i) 30,000 warrants vested upon the date on which the first financial transaction was processed, which occurred on October 5, 2018; and (ii) 120,000 warrants vested annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and ending on July 31, 2022. The exercise price for the initial 30,000 warrants was $1.80 per share. The exercise price for the remaining 120,000 warrants was the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. At the time of issuance, the warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the nine months ended September 30, 2022 and 2021 was $20,965 and $26,955 respectively.

On August 12, 2020, the Company issued 27,051 shares of our common stock to University FanCards, LLC in a cashless exercise at $3.46 per share in exchange for 60,000 warrants exercised by FanCards, LLC.

On February 5, 2021, the Company issued 19,795 shares of our common stock to University FanCards, LLC in a cashless exercise at $5.88 per share in exchange for 30,000 warrants exercised by FanCards, LLC.

On September 1, 2021, the Company issued 19,950 shares of our common stock to University FanCards, LLC in a cashless exercise at $5.97 per share in exchange for 30,000 warrants exercised by FanCards, LLC.

On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an exercise price of $4.23 per share to Information Management Solutions, LLC. The Management Solutions' warrants vest annually over 3 years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$(1,769,770)	$141,234	$(5,332,385)	$(360,535)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	20,371,654	20,033,515	20,322,934	19,986,279
Effect of dilutive securities	—	4,902,002	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	20,371,654	24,935,517	20,322,934	19,986,279
Basic income (loss) per common share	$(0.09)	$0.01	$(0.26)	$(0.02)
Diluted income (loss) per common share and common share equivalent	$(0.09)	$0.01	$(0.26)	$(0.02)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2022 and September 30, 2021 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2022	2021
Anti-dilutive awards and options	5,224,902	4,902,002

Note 7. Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax basis of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires judgment by management. U.S. generally accepted accounting principles prescribe a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold are recognized.

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

Note 8. Related Party Transactions

Louis Hoch

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company purchased a total of $22,478 and $4,009, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On  January 6, 2022, the Company repurchased 11,361 shares for $47,930 in a private transaction at the closing price on  January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes in the vesting of stock compensation issued via a 3-year RSU.

On January 6, 2021, the Company repurchased 11,860 shares of common stock at a closing price of $3.25 per share from Tom Jewell, the Company's Chief Financial Officer to cover his share of taxes in the vesting of stock compensation issued via a 3-year RSU.

The Company granted 319,900 shares of restricted common stock with a 10-year vesting period and 141,900 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on  November 18, 2021 at an issue price of $6.39 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (100,000 shares), Tom Jewell (50,000 shares), Greg Carter (30,000 shares) and Houston Frost (25,000 shares). Executive officers and Directors included in the RSU grant were Louis Hoch (30,000 shares), Tom Jewell (21,000 shares), Greg Carter (9,000 shares) Houston Frost (6,000 shares), Blaise Bender (12,000 RSUs), Brad Rollins (12,000 RSUs) and Ernesto Beyer (12,000 RSUs).

On April 1, 2021, the Company granted 1,444,000 shares of restricted common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.08 per share. Executive officers and Directors included in the grants were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs) and Brad Rollins (30,000 RSUs).

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

Since 2020, the Company has experienced some difficulty in recruiting and retaining certain categories of employees due to limited labor availability.  The Company continues to monitor labor availability and is taking necessary steps to retain employees and recruit employees to fill open positions.

Due to the COVID-19 pandemic and global economic challenges, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. While these efforts have been successful thus far, if the Company cannot continue to acquire sufficient inventory stock, the successful completion, margins, and growth of Output Solutions  may be impacted.

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

Note 10. Subsequent Events

Following the close of the quarter ended  September 30, 2022 the Company has bought 135,578 incremental shares of stock on the open-market as part of its stock buyback program in the amount of $232,611.

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

In addition, we offer customizable prepaid cards which companies use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our over 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

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

With the acquisition of the assets of Information Management Solutions, LLC, or IMS, in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions.  This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

Summary of Results

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

We believe that the number of credit card transactions processed, ACH transaction counts, prepaid card volumes and total card volumes are the most critical measures to gauge the state of our business. During the third quarter of 2022, the number of credit card transactions processed by us increased by 41% versus the third quarter of 2021.  The volume of credit card dollars processed during the third quarter of 2022 increased by 7% compared to the same time period in 2021. Both the number of credit card transactions and dollars processed by us during the three months ended September 30, 2022 were the highest in our history.  The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the third quarter of 2022 decreased by 4% compared to the third quarter of 2021. Returned check transactions processed during the third quarter of 2022 increased by 72% compared to the third quarter of 2021.  Electronic check dollars processed during the third quarter of 2022 decreased by 36% compared to the third quarter of 2021. The decreases in eCheck transactions and electronic check dollar volumes processed were primarily attributable to significantly higher cryptocurrency activity levels in the prior year period versus the current year period. Increases in returned check transactions were primarily attributable to the continued recovery of the consumer lending market following its decline due to COVID-19.

Prepaid card load volumes processed during the third quarter of 2022 decreased by 41% compared to the third quarter of 2021. Prepaid card transaction counts processed during the third quarter of 2022 increased by 5% compared to the third quarter of 2021. Prepaid card purchase volume during the third quarter of 2022 decreased by 26% compared to the third quarter of 2021. This decrease occurred primarily due to the continued wind down of government assistance programs including organizations such as New York City Economic Development Corporation, City of Houston, Harris County, TX, Open Society International (City of Baltimore), and Greater Washington Community Foundation (Washington DC) with their vaccine incentive and cash disbursement programs.  We continue to support numerous guaranteed income programs including the Arlington Community Foundation, E.A.T (Equity and Transformation) Chicago, and Hudson UP, the City of Denver's Basic Income Project.

Total dollar volumes processed across all business lines in the third quarter of 2022 were $2.4 billion compared to $2.7 billion processed in the third quarter of 2021 primarily as a result of the decrease in cryptocurrency activity and the winding down of COVID-19 government assistance programs.

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

Key Business Metric - Non-GAAP Financial Measures

This filing includes non-GAAP financial measures, EBITDA and adjusted EBITDA, as defined in Regulation G of the Securities and Exchange Act of 1934, as amended. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures it uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA and adjusted EBITDA as indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management believes EBITDA and adjusted EBITDA are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded. EBITDA and adjusted EBITDA are supplemental non-GAAP measures, which have limitations as an analytical tool. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Non-GAAP financial measures do not reflect a comprehensive system of accounting, may differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies.

We reported an adjusted EBITDA loss of  $0.5 million for the quarter ended September 30, 2022, as compared to an adjusted EBITDA of $1.2 for the same period in the prior year. The increase in adjusted EBITDA loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported an adjusted EBITDA loss of  $1.4 million for the nine months ended September 30, 2022, as compared to an adjusted EBITDA of $2.7 million for the same period in the prior year. The increase in adjusted EBITDA loss in the current year was attributable to increases in SG&A combined with reduced profit margins.

The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$(1,701,555)	$210,947	$(5,123,616)	$(153,974)
Depreciation and amortization	640,599	634,912	2,163,468	1,884,268
EBITDA	(1,060,956)	845,859	(2,960,148)	1,730,294
Non-cash stock-based compensation expense, net	515,992	343,567	1,540,375	988,567
Adjusted EBITDA	$(544,964)	$1,189,426	$(1,419,773)	$2,718,861

Calculation of Adjusted EBITDA margins:
Revenues	$16,395,760	$15,821,070	$50,722,789	$44,515,761
Adjusted EBITDA	(544,964)	1,189,426	(1,419,773)	2,718,861
Adjusted EBITDA margins	(3.3)%	7.5%	(2.8)%	6.1%

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and the program management and processing of prepaid debit cards. With the acquisition of the assets of IMS in December 2020, we now offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services through our wholly-owned Output Solutions subsidiary.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$3,242,794	$3,733,453	$(490,659)	(13)%
Credit card revenue	6,842,065	6,509,344	332,721	5%
Prepaid card services revenue	1,576,871	2,004,657	(427,786)	(21)%
Output solutions revenue	4,734,030	3,573,616	1,160,414	32%
Total Revenue	$16,395,760	$15,821,070	$574,690	4%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$10,985,722	$10,813,806	$171,916	2%
Credit card revenue	20,495,984	18,791,129	1,704,855	9%
Prepaid card services revenue	5,733,428	3,968,764	1,764,664	44%
Output solutions revenue	13,507,655	10,942,062	2,565,593	23%
Total Revenue	$50,722,789	$44,515,761	$6,207,028	14%

Revenues for the quarter ended September 30, 2022 increased by 4% to $16.4 million, as compared to $15.8 million for the quarter ended September 30, 2021 due to continued traction and growth in our PayFac and Output Solutions lines of business, despite declines in both our Prepaid, and ACH and complimentary services business sectors. These declines were a result of  our ACH business achieving a record 2021 quarter when cryptocurrency activity was substantially higher as compared with the same period in 2022, along with the wind down of COVID-19 relief programs which were at their peak in the third and fourth quarter of 2021.

Revenues for the nine months ended September 30, 2022 increased by 14% to $50.7 million, as compared to $44.5 million for the nine months ended September 30, 2021 primarily as a result of continued growth in our prepaid card services category, and strong performance from our wholly-owned Output Solutions subsidiary.

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

Cost of services increased by $1.5 million, or 13%, to $13.3 million for the quarter ended September 30, 2022, as compared to $11.8 million for the same period in the prior year.

Cost of services increased by $7.4 million, or 22%, to $40.8 million for the nine months ended September 30, 2022, as compared to $33.4 million for the same period in the prior year.

Increases in cost of services in both the three and nine months ended September 30, 2022 as compared to the same periods a year ago were due to proportionally greater revenue growth in lower margin business lines.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profits decreased by 22% to $3.1 million for the quarter ended September 30, 2022, as compared to $4.0 million for the same period in the prior year. Similarly, the gross margin percentage was 19.1% for the quarter ended September 30, 2022 as compared to 25.5% in the prior year period. The decrease in gross profits and margin percentage in the quarter ended September 30, 2022, as compared to the same period during the prior year, was primarily attributable to increased revenue contribution from business lines with lower profit margins, as well as decreased ACH and complementary service revenues, a higher margin business.

Gross profits decreased by 11% to $9.9 million for the nine months ended September 30, 2022, as compared to $11.1 million for the same period in the prior year. Similarly, the gross margin percentage was 19.5% for the nine months ended September 30, 2022 as compared to 24.9% in the prior year period. The decrease in gross profits and margin percentage in the nine months ended September 30, 2022, as compared to the prior year was primarily attributable to increased revenue contribution from business lines with lower profit margins.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended September 30, 2022 as compared to $0.3 million for the quarter ended September 30, 2021, an increase of 50.2% due to incremental stock compensation from new hires, along with the Company's 10-year and 3-year stock vesting for performance compensation entered into on November 18, 2021.

Stock-based compensation expenses were $1.5 million for the nine months ended September 30, 2022 as compared to $1.0 million for the nine months ended September 30, 2021, an increase of 55.8% due to incremental stock compensation from new hires, along with the Company's 10-year and 3-year stock vesting for performance compensation entered into on November 18, 2021.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $3.7 million for the quarter ended September 30, 2022 as compared to $2.8 million in the prior year, a 29% increase. The increase in other SG&A for the quarter ended September 30, 2022 reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to support our current growth. These investments include preparation for increased service requirements for growing card holders in our prepaid line of business, security and IT infrastructure, as well as staffing and employee retention.

Other selling, general and administrative expenses (other SG&A) were $11.3 million for the nine months ended September 30, 2022 as compared to $8.3 million in the prior year, a 36% increase. The increase in other SG&A for the nine months ended September 30, 2022 reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to support our current growth. These investments include preparation for increased service requirements for growing card holders in our prepaid line of business, security and IT infrastructure, as well as staffing and employee retention.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization totaled $0.6 million and $0.6 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. Depreciation and amortization expense was flat in the quarter due to the completed amortization of intangible assets in the third quarter, reducing overall depreciation and amortization expenses to the same levels they were in the same period a year ago.

Depreciation and amortization totaled $2.2 million and $1.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. This change was due primarily to the overall increase in intangible assets being amortized versus the same period a year ago.

Other Income (Expense)

Other income and expense, net was $1,785 for the quarter ended September 30, 2022 compared to $287 for the quarter ended September 30, 2021. Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income as well as interest expense associated with our equipment loan.

Other income and expense, net was $1,231 for the nine months ended September 30, 2022 compared to $3,439 for the nine months ended September 30, 2021. Lower interest-bearing merchant reserves and lower interest rates drove the lower interest income as well as interest expense associated with our equipment loan.

Net Income (Loss)

We reported a net loss of $1.8 million for the quarter ended September 30, 2022, as compared to a net income of $0.1 million for the same period in the prior year. The increase in net loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported a net loss of $5.3 million for the nine months ended September 30, 2022, as compared to a net loss of $0.4 million for the same period in the prior year. The increase in net loss in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2022, we had cash and cash equivalents of  $4.6 million. For the nine months ended September 30, 2022, cash used in operations was $22.8 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. In addition, we may also receive proceeds, if an opportunity presents itself,  from the sale of assets and/or the sale of debt or equity securities, although we may not be able to complete such a sale or any such financing on terms acceptable to us, if at all. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.

We reported a net loss of $1.8 million for the quarter ended September 30, 2022. At September 30, 2022, we had an accumulated deficit of $70.7 million. Additionally, we had working capital of $5.6 million and $8.8 million at September 30, 2022 and December 31, 2021, respectively.

Cash Flows

Net cash used by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the nine months ended September 30, 2022 was $22.8 million, as compared to net cash provided by operating activities of $8.7 million for the nine months ended September 30, 2021. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash used by operating activities was $1.1 million and cash provided by operating activities was $2.0 for the nine months ended September 30, 2022 and September 30, 2021, respectively. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $642,764 and $999,493 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The decrease in cash used by investing activities was primarily attributable to the reduced amount of fixed asset purchases relative to the same period a year ago.

Net cash used by financing activities for the nine months ended September 30, 2022 was $935,513 and net cash used by financing activities for the nine months ended September 30, 2021 was $58,800, respectively. The increase in cash used by financing activities was due to the Company's stock buyback program, and increased quantity of treasury stock purchased in 2022. The 2021 cash used by financing activities included the net proceeds from our equipment loan offset by treasury stock transactions.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2022 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended September 30, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buy-back program with a three-year duration. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. The new buyback program terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2022, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2022	69,925	$2.32	1,267,466	$3,352,324
August 1 - August 31, 2022	73,667	$2.16	1,341,133	$3,194,312
September 1 - September 30, 2022	12,776	$1.34	1,353,909	$3,177,280
Total	156,368			$3,177,280

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

10.42	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.43	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.44	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.45	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.46	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

USIO, INC

Date: November 9, 2022	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)