Form 10-K
period 2022-12-31
Usio, Inc.
filed 2023-03-08
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, was $38,541,584 based on 15,860,735 shares of the registrant’s common stock held by non-affiliates on June 30, 2022 at the closing price of $2.43 per share as reported on the Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 3, 2023, the number of outstanding shares of the registrant's common stock was 26,392,315.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders to be held on June 20, 2023

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2022
INDEX

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements as defined under the federal securities laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "will," "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

•	Loss of key resellers could reduce our revenue growth.
•	If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.
•	Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.
•	We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.
•	Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

EXPLANATORY NOTE

This Annual Report includes estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights. Please see “Business –Trademarks and Domain Names” for more information.

Other trademarks and trade names in this Annual Report are the property of their respective owners.

Unless the context indicates otherwise, all references in this Annual Report to “Usio,” the “Company,” “we,” “us,” and “our” refer to Usio, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS.

General

Usio, Inc. was founded under the name Billserv.com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26, 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100.

We provide integrated payment processing services to merchants and businesses, including all types of Automated Clearing House, or ACH, processing, credit, prepaid card and debit card-based processing services. We offer customizable prepaid cards companies use for expense management, incentives, refunds, claims and disbursements, unique forms of compensation like per diems, and more. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Usio's Card platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our over 20-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

Through our Akimbo Now technology we offer a comprehensive money disbursement platform that allows businesses to pay their contractors, employees, or other recipients by choosing between a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check.

With the acquisition of the assets of Information Management Solutions, LLC, or IMS, in December 2020, we also offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

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

Output Solutions:  On December 15, 2020, we acquired the assets of IMS and entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force. We bought an existing portfolio of customers with a significant revenue stream. This acquisition increased our ability to grow new revenue streams and allows us to reenter the electronic bill presentment and payment revenue stream. The success of this new business line will continue to depend on our ability to realize the anticipated growth opportunities and we cannot provide any assurance that we will be able to realize these opportunities.

Our websites are www.usio.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com. Information contained on our websites do not constitute part of, and are not incorporated by reference into, this annual report.

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

•

The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 174.2 billion in 2018, an increase of 30.6 billion from 2015. The value of these payments totaled $97.04 trillion in 2018, an increase of $10.25 trillion from 2015.

•

ACH payments exhibited accelerating growth, increasing 6.0% by number and 7.2% by value from 2015 to 2018. During the COVID-19 pandemic the share of ACH grew even further, outpacing card and check who declined in value from 2019 to 2020. From 2019 to 2020, ACH grew by 1.38% by number and 2.45% by value.

•

In 2018, for the first time, the number of ACH payments (16.6 billion) exceeded the number of check payments (14.5 billion). In 2000, in contrast, the number of ACH payments was 2.1 billion compared to 42.6 billion check payments. In 2020, card payments were the most used method of noncash payments by number, exceeding ACH and check, whereas by value, ACH exceeded card and check.

•

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

•

From 2015 to 2018, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 29.7 billion to reach 131.2 billion payments by number and increased $1.56 trillion to reach $7.08 trillion by value in 2018.

•

Within card payments, there was a surge in prepaid and non-prepaid debit card payments by number relative to credit card payments from 2015 to 2018, a change from previous reporting periods. Prepaid debit card payments had the highest growth rate, by number, at 10.5%, compared with 8.7% for non-prepaid debit card payments and 9.3% for credit card payments from 2015 to 2018.

•

Remote payments continued to grow as a share of total general-purpose card payments. The number of remote payments increased 20.5% from 2015 to 2018, compared with in-person payments, which grew 5.8%. Over the same period, the value of remote payments increased 14.4%, compared to in-person payments, which increased 4.0%.

•	Chip authenticated payments accounted for more than half of the value of in-person general-purpose card payments in 2018, compared with 2.0% in 2015.
•	From 2019 to 2020 innovative payment methods grew in popularity, such as contactless card, digital wallet, and P2P payments.

Figure 1 (below) illustrates the overall growth in key non-cash metrics since the Federal Reserve Payments Study was first reported for the year 2000 and reflects the acceleration of growth in recent years.

Note: All estimates are on a triennial basis. Card payments are also estimated for 2016 and 2017. Card payments include general-purpose and private-label versions. Prepaid debit card payments include general-purpose, private-label, and electronic benefits transfer, or EBT, versions. Estimates for prepaid debit card payments are not displayed for 2000 and 2003 because only EBT was collected.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2022 were estimated at $1,034.1 billion, an increase of approximately 7.7% from 2021.

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

Customers

Our customers are merchants and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased 11% to 5,601 customers at December 31, 2022 from 5,039 customers at December 31, 2021. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2022 or 2021.

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

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our keen understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience and expertise in the electronic payments industry. Furthermore, we believe we present a competitive distinction through our internal technology to provide a single integrated payment warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. We also believe our customized technology solutions and high level of service provide a competitive advantage, particularly for smaller businesses that do not have large internal technology capabilities or the ability to comply with payment security regulations.

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

Some of our material websites are www.usio.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com. The inclusion of these website addresses in this Annual Report do not include or incorporate by reference the information on or accessible through these websites, and the information contained on or accessible through these websites should not be considered as part of this annual report on Form 10-K.

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

The Dodd-Frank Act

President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law on July 21, 2010. The Dodd-Frank Act caused significant structural reforms to the financial services industry. The Dodd-Frank Act regulates the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the Consumer Financial Protection Bureau or CFPB to regulate consumer financial services, including many services offered to our customers. These rules clarify the prepaid regulatory landscape for consumer access to disclosures, fees and statements, error resolution, limited liability and overdrafts. Additionally, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions.

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

Environmental Laws

We are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the environment; and the health and safety of our employees. We have incurred and expect to continue to incur costs to maintain or achieve compliance with environmental, health and safety laws and regulations.  To date, these costs have not been material to the Company.

Employees

As of December 31, 2022, we had 117 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are very good.

Available Information

Our website is located at www.usio.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Interested persons can view such materials without charge under the "Investor Relations" section and then by clicking "Financials" on the Company's website, www.usio.com.

The inclusion of website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through these websites, and the information contained on or accessible through these websites should not be considered as part of this annual report on Form 10-K.

You may also read and copy any materials we file with or furnish to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

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

We rely on our reseller sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers. This channel is a strong contributor to our revenue growth. If a reseller switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the reseller, and we risk losing existing merchants that were originally enrolled by the reseller, all of which could negatively affect our revenues and earnings.

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

Any cyberattacks or data security breaches affecting our information technology or infrastructure or of our customers, partners, or vendors could have negative effects. For example, on December 25, 2021, we detected a ransomware attack that accessed and encrypted a small portion of our information technology systems. The unauthorized access included the download of non-payment processing related data files from our externally hosted Office 365 environment which is separate from our payment processing environment. Throughout the incident, we remained operational. Promptly upon the detection of the event, we launched an investigation, notified law enforcement and our insurance carrier, and engaged legal counsel, computer forensic firms and other incident response professionals. We also implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems. Our systems were not only fully restored and capable of resuming normal operations to the extent they were impaired, but enhanced following our immediate and long term response. Further preventative and proactive security measures were integrated, including incremental network and cloud defenses, implementation of third party cyber defense applications, structured incident response and disaster recovery plans, along with advanced employee cyber security training. We actively pursue any potential actions that will improve our existing systems. This cyber event had no material impact on the business, and no cardholder, or payments related data was compromised. Our direct losses associated with the cyber incident and its response were largely covered by our cybersecurity insurance, except for a deductible.

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

We acquired the assets of IMS, a business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions on December 15, 2020. Since 2014, we have completed a total of four acquisitions. We also continue to invest in our established business lines and new markets, such as our payment facilitation, and prepaid card business. While we have grown the proportion of revenue from these newer products and services and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. At December 31, 2022 we had $5.7 million of cash and cash equivalents, and for the year ended December 31, 2022, we used $17.0 million in operating activities. However, after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash provided by adjusted operating activities, was $0.7 million for the year ended December 31, 2022. Adjusted operating cash flow is viewed by the company as a superior indicator of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations. Refer to Item 7, under the subsection "Key Business Metrics - Non-GAAP Financial Measures" for our reconciliation of operating cash flows to adjusted operating cash flows. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling assets, borrowing money from a third party, or by selling debt or equity securities. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities. If we must cease or reduce our operating activities, you may lose your entire investment.

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

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations. Additionally, some of our systems, including those of companies we have acquired, are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. As a provider of payment solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

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

We may not realize the opportunities from our acquisition of IMS.

On December 15, 2020, we entered into an asset purchase agreement to purchase substantially all the assets of IMS, a Texas limited liability company in the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.  Through the acquisition, we acquired new customers and their sales force. We bought an existing portfolio of customers with a significant revenue stream. This acquisition increased our ability to grow new revenue streams and allows us to reenter the electronic bill presentment and payment revenue stream. The success of the IMS acquisition will continue to depend on our ability to realize the anticipated growth opportunities. We cannot assure you that we will be able to realize the anticipated growth opportunities.

If cryptocurrency rules and regulations increase or the interest in trading in cryptocurrencies subsides, our revenues could decrease.

Various governmental and regulatory bodies, including legislative and executive bodies, in the United States may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the crypto economy as a whole or our customers who operate in the crypto economy.  Such legal and regulatory rules could have adverse effects on the crypto economy, in particular by changing how our customers operate their business, how their products and services are regulated, and what products or services they and or their competitors can offer, requiring changes to their compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past.  These regulatory concerns could affect our customers in the crypto industry coupled with a subsiding of interest or enthusiasm for the crypto industry could adversely impact our payment processing volumes and revenues. For example, on July 6, 2022, our largest cryptocurrency customer filed for bankruptcy protection and the cryptocurrency landscape encountered significant distress during 2022. This resulted in a meaningful loss of revenue and downturn in our ACH and complementary services business segment of approximately $0.8 million in 2022.

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

We reported a net loss of $5.5 million and $0.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. Including these results, we have an accumulated deficit of $70.9 million at December 31, 2022. Our future operating results are not certain and we may incur future operating losses.

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

As of December 31, 2022, we had deferred tax assets of $1.5 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors.

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

We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the employment agreement with our Chairman, President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which could have an adverse effect on our cash position and on our financial results.

Pursuant to our employment agreement, as amended, with Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer, in the event of change in control, termination without cause, termination by employee, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 times the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We estimate the cash disbursements over time to be $3.1 million for the agreement with  Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $1.9 million for the agreement with Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 3 years. We estimate the cash disbursement over time to be $1.9 million for the agreement with Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

We depend on Louis A. Hoch, our Chairman, President, Chief Executive and Chief Operating Officer, and if he ceased to be active in our management, our business may not be successful.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $299,162 and $136,608, respectively, in 2022 and 2021. We experienced an increase in fraudulent accounts in 2022 as a result of massively expanding prepaid growth. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

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

Acquisitions may involve significant cash expenditures, debt issuances, equity issuances, operating losses and expenses.  Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;
•	difficulties integrating acquired businesses, technologies and personnel into our business;
•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•	inability to obtain required regulatory approvals;
•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and
•	dilution of interests of holders of our common stock through the issuance of equity securities or equity-linked securities.

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

The market for our common stock is highly volatile. In 2022, our stock price fluctuated between $1.22 and $4.58. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.

Our articles of incorporation allow our Board to issue up to 200,000,000 shares of Common Stock. Our Board may determine from time to time that we need to raise additional capital by issuing Common Stock or other equity securities. Except as otherwise described in this Annual Report, we are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both. Holders of our Common Stock are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our Common Stock. Additionally, if we raise additional capital by making offerings of debt or shares of preferred stock, upon our liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our Common Stock.

We may issue shares of preferred stock with greater rights than our Common Stock.

Subject to the rules of The Nasdaq Stock Market, our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our Common Stock. Any preferred stock that is issued may rank ahead of our Common Stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than our Common Stock.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause our Common Stock to have a lower value than that of similar companies which do pay cash dividends.

We have not paid any cash dividends on our Common Stock to date and do not anticipate any cash dividends being paid to holders of our Common Stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board.

While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our Common Stock could be less desirable to other investors and as a result, the value of our Common Stock may decline, or fail to reach the valuations of other similarly situated companies that pay cash dividends.

Shares eligible for future sale may depress our stock price.

As of March 3, 2023, we had 26,392,315 shares of Common Stock outstanding of which 4,986,167 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.

Your percentage of ownership in our Common Stock may be diluted in the future.

In the future, the percentage ownership in our Common Stock owned by our stockholders may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect to be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could materially adversely affect the market price of our Common Stock.

Our directors and officers have substantial control over us.

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 19% of our outstanding Common Stock as of March 3, 2023. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.

GENERAL RISK FACTORS

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

ITEM 2. PROPERTIES.

We entered into a lease in San Antonio, Texas commencing on May 1, 2018 for our headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $150,129 and $143,149 for the years ended December 31, 2022 and 2021, respectively.

We also entered into a lease in Nashville, Tennessee commencing on March 1, 2018 for our Nashville based sales organization. The lease is for a period of 62 months and expires on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $117,000 to $122,000. Rental expense for the years ended December 31, 2022 and 2021 were $102,976 and $85,122, respectively. We will not be entering into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of this current lease agreement.

On December 15, 2020, we assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for our employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the years ended December 31, 2022 and 2021 was $112,504 and $107,647 respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Rental expense for the year ended December 31, 2022 and 2021 was $83,610 and $81,353 respectively. On January 26, 2023, the Company entered into a lease amendment commencing on February 1, 2023, extending the term of the existing lease for a period of 23 months and expiring on January 31, 2025.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the year ended December 31, 2022 and 2021 was $46,658 and $34,125 respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing on April 1, 2022 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816. Rental expense for the year ended December 31, 2022 was $75,269

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2023.

ITEM 3. LEGAL PROCEEDINGS.

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

We believe that plaintiff's claims in the lawsuit have no merit and contradict the express terms of the asset purchase agreement. As a result of this post sale dispute, we discovered that KDHM, LLC, and its principals, made certain misrepresentations and breached the terms of the asset purchase agreement.

On September 28, 2021, we filed an answer generally denying plaintiff’s allegations.  On October 5, 2021, we filed a counterclaim and third-party petition.  Therein, we allege that neither KDHM nor its principals disclosed that KDHM was not accounting for the customer deposits in accordance with Generally Accepted Accounting Principles.  Yet, KDHM, and third-party defendants its principals Henry Minten and Thomas Dowe, affirmatively represented and warranted in section 3.1(e) of the agreement that “[the]Annual Financial Statements and the Interim Financial Statements have been prepared from the books and records of Seller in accordance with GAAP applied on a consistent basis.”

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

Holders

On March 3, 2023, 26,392,315 shares of our common stock were issued and outstanding. As of March 3, 2023, there were 3,548 stockholders of record of our common stock.

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

Sales of Unregistered Securities

On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2022 and 2021 was $20,963 and $35,940 respectively.

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

On December 15, 2020, the Company issued warrants to purchase 945,599 unregistered warrants to purchase shares of Usio, Inc. for 945,599 shares of our common stock, with an exercise price of $4.23 to IMS.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

All of the warrants described above and the shares of common stock issued upon exercise of the warrants were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. The new buyback program terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. The following table shows our fourth quarter of 2022 stock purchases under the buyback plan as of December 31, 2022:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
	(a)		(or units) purchased as	value) of shares (or
	Total number of	(b)	part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs

October 1, 2022 to October 31, 2022	184,019	$1.71	1,537,928	$2,861,854
November 1, 2022 to November 30, 2022	54,606	$2.24	1,592,534	$2,739,288
December 1, 2022 to December 31, 2022	4,722	$2.03	1,597,256	$2,729,688
Total	243,347			$2,729,688

On January 6, 2022, we repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes.

On October 4, 2022, we repurchased 26,234 shares for $42,761 in a private transaction at the closing price on October 4, 2022 of $1.63 per share from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "will," "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in this report.

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

We reported a net loss of $5.5 million and $0.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. We had an accumulated deficit of $70.9 million at December 31, 2022.

In 2022, we processed $7.2 billion for all payment types, which was down 24% from the prior year volume of $9.5 billion total dollars processed due to our exit from the crypto space. Total transactions processed were up 16% to a record 40.8 million. ACH or electronic check transaction processing volumes for 2022 decreased by 6% compared to 2021. Returned check transactions increased by 31% in 2022 compared to 2021. Credit card dollars processed in 2022 increased by 10% compared to 2021 and credit card transactions processed for 2022 increased by 44% compared to 2021. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 14% and transaction volume increased by 39%.

Material Trends and Uncertainties

On July 6, 2022, our largest cryptocurrency customer, Voyager Digital filed for bankruptcy protection and the cryptocurrency landscape encountered marked distress during 2022. Due to this bankruptcy, we lost a significant customer, and have pulled out of the cryptocurrency space, resulting in a meaningful loss of revenue and downturn in our ACH and complementary services business segment, which contributes substantial gross profit to the Company. Our lost revenue in the ACH and complementary services business was approximately $0.8 million in 2022. We continue to closely monitor the cryptocurrency environment, and the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks alongside the potentially consequential upsides associated with re-entering the market and offering our services.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. As of December 31, 2022 the Company has repurchased $1.3 million of stock as part of its buy back program, of which $1.1 million qualifies under the IRA's 1% excise tax. Should the company opt to continue the repurchase of its securities on the open market, and the IRA remain in effect, we may continue to qualify for this tax in 2023, and future years.

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

Critical Accounting Policies and Estimates

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

Reserve for Processing Losses

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, account takeovers, Automated Clearing House returns, and insolvency. Additions to the allowance are reflected in our cost of services on our consolidated statements of income (loss). The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected factors such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders.

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known, and event occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

Reserve for Doubtful Accounts

We establish an allowance for accounts receivable, which represents our estimate of current expected allowances for doubtful accounts. This evaluation process is subject to numerous estimates and judgements. This allowance is primarily based on expectations of unrecoverable receivables based on historical losses, as well as forecasted trends in customer instability, and general market conditions. The Company reviews this allowance quarterly on an account-by-account basis. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our merchant and consumer receivables.

Determining appropriate current expected losses on our accounts receivable is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known, and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authority. Significant judgement is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions yearly and adjust the balances as new information becomes available.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These rely heavily on estimates that are based on a number of factors, including historical data, and business forecasts. to the extent deferred tax assets are not expected to be realized, we record a valuation allowance.

We recognize and measure uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax and Tennessee franchise tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

Revenue Recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants. Evaluating whether these incentives are a payment to a customer, or consideration payable on behalf of a customer, requires judgment. Incentives determined to be made to a customer, or payable on behalf of a customer, are recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Key Business Metrics - Non-GAAP Financial Measures

This filing includes non-GAAP financial measures, EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows, as defined in Regulation G of the Securities and Exchange Act of 1934, as amended. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures it uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, and adjusted operating cash flows as indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management believes EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported an adjusted EBITDA of  $1.0 million for the quarter ended December 31, 2022, as compared to an adjusted EBITDA of $1.3 million for the same period in the prior year. The decrease in adjusted EBITDA in the current quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported an adjusted EBITDA loss of  $0.4 million for the twelve months ended December 31, 2022, as compared to an adjusted EBITDA of $4.0 million for the same period in the prior year. The decrease in adjusted EBITDA in the current year was attributable to increases in SG&A combined with reduced profit margins.

The following table is a reconciliation of Net Loss to EBITDA for the three and twelve months ended December 31, 2022 and 2021.

	Three Months Ended (unaudited)		Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Reconciliation from Operating (Loss) to Adjusted EBITDA:
Operating (Loss)	$(90,814)	$(1,497)	$(5,214,430)	$(155,381)
Depreciation and amortization	571,650	759,407	2,735,118	2,643,675
EBITDA	480,836	757,910	(2,479,312)	2,488,294
Non-cash stock-based compensation expense, net	531,666	501,409	2,072,041	1,489,976
Adjusted EBITDA	$1,012,502	$1,259,319	$(407,271)	$3,978,270

Calculation of Adjusted EBITDA margins:
Revenues	$18,705,496	$17,426,465	$69,428,285	$61,942,316
Adjusted EBITDA	1,012,502	1,259,319	(407,271)	3,978,270
Adjusted EBITDA margins	5.4%	7.2%	(0.6)%	6.4%

We reported cash provided by adjusted operating cash flows of $0.7 million for the twelve months ended December 31, 2022 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $2.6 million provided in the twelve months ended December 31, 2021.  Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided (used) by operating activities are not inclusive of any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes Non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The decrease in adjusted operating cash flows in the current year compared to the year prior was attributable to an increase the Company's net loss, due to increases in SG&A combined with reduced profit margins.

The following table is a reconciliation from operating cash flow (used) to adjusted operating cash flow (used) for the twelve months ended December 31, 2022.

	December 31, 2022	December 31, 2021

Reconciliation from net cash provided (used) by operating activities to Non-GAAP Adjusted Operating Cash Flow (used):
Net cash provided (used) by operating activities	$(17,036,477)	$29,784,917
Operating cash flow (used) adjustments:
Prepaid card load obligations	16,420,132	(28,980,651)
Customer deposits	(189,929)	(58,897)
Merchant reserves	1,471,652	1,884,402
Operating lease right-of-use assets	(6,630)	130,847
Operating lease liabilities	24,052	(137,522)
Total adjustments to net cash provided (used) by operating activities	$17,719,277	$(27,161,821)
Adjusted operating cash flows (used)	$682,800	$2,623,096

Use of Non-GAAP Financial Measures

EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flow should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income, or cash provided (used) by operating activities, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flow have limitations as analytical tools and you should not consider these Non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network, the program management and processing of prepaid debit cards.

With the acquisition of the assets of IMS in December 2020, we now offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.

	Three Months Ended December 31,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$3,796,884	$4,618,891	$(822,007)	(18)%
Credit card revenue	6,625,637	6,383,450	242,187	4%
Prepaid card services revenue	3,384,242	2,573,887	810,355	31%
Output solutions revenue	4,898,733	3,850,237	1,048,496	27%
Total Revenue	$18,705,496	$17,426,465	$1,279,031	7%

	Year Ended December 31,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$14,782,606	$15,432,787	$(650,181)	(4)%
Credit card revenue	27,121,621	25,174,579	1,947,042	8%
Prepaid card services revenue	9,117,670	6,542,651	2,575,019	39%
Output solutions revenue	18,406,388	14,792,299	3,614,089	24%
Total Revenue	$69,428,285	$61,942,316	$7,485,969	12%

Total revenues for 2022 increased by 12% to $69.4 million from $61.9 million in 2021. Key drivers of the revenue growth include our Prepaid business line associated with sustained, and growing relationships with major cities in the U.S. facilitating disbursements to individuals and families in need of financial assistance. This growth was bolstered by gains in our Output solutions business line, thanks to the capitalization of strong cross-selling efforts and execution on our well-developed pipeline of new business opportunities, along with growth in our Payfac business line due to continued traction with ISVs. Our ACH and complementary services revenues were down slightly on the year, due to our exit from crypto following the loss of one of our largest customers, but its impact was minimized due to growth in our ACH return volume, and ancillary ACH services, such as RCC.

Cost of Services

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $54.8 million and $46.3 million for 2022 and 2021, respectively. Cost of services expenses increased by $8.5 million, or 18%, in 2022 as compared to 2021 primarily due to increased transaction costs associated with our revenue growth. The cost of services growth outpaced our revenue growth largely due to a shift in business mix over the year.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profits were $14.6 million and $15.6 million for 2022 and 2021, respectively. Gross profit decreased by $1.0 million, or 7%, in 2022 as compared to 2021. The key drivers of the decreased gross profits were attributable to a decline in our ACH business unit, our highest margin portfolio, due to our exit from the crypto space in July of 2022 along with increased revenue contributions from our lower margin business lines, Prepaid, Output Solutions, and Credit Card .

Stock-based Compensation

Stock-based compensation expense increased to $2.1 million in 2022 from $1.5 million in 2021. Our stock-based compensation expenses for 2022 and 2021 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The increase in stock-based compensation is primarily attributable to our November 18, 2021 employee stock grant. Please refer to Note 8 for incremental information regarding this stock grant.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses, or SG&A, increased to $15.0 million in 2022 from $11.7 million in 2021. The increase of $3.3 million, or 29%, represented continued investments in preparation for increased service requirements for growing card holders in our prepaid line of business, security and IT infrastructure, as well as staffing and employee retention.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense increased to $2.7 million in 2022 as compared to $2.6 million in 2021. The increase of $0.09 million, or 3.5%, was primarily attributable to the depreciation of incremental intangible assets.

Other Income

Interest income increased to $15,237 in 2022 from $7,643 in 2021 due to higher interest-bearing cash balances. Other income (expense) was $0 for 2022, as compared to expense of $279 for 2021.

Income Taxes

Income tax expense was $280,000 in 2022 and $169,861 in 2021. Federal income tax benefit in 2022 was $0, and $110,000 in 2021. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax.

Net income tax expense reported was $280,000 in 2022, and $279,861 in 2020.

Net Income (Loss)

We reported a net loss of $5.5 million and $0.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in net loss was primarily related to our decreased gross profits generated by a shifting business mix, alongside increases in SG&A expenses versus the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations and, if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. At December 31, 2022, we had $5.7 million of cash and cash equivalents, as compared to $7.3 million of cash and cash equivalents at December 31, 2021.  The decrease was primarily as a result of our repurchasing approximately $1.1 million of our stock during 2022. For the year ended December 31, 2022 net cash used by operating activities was $17.0 million and for the year ended December 31, 2021, cash provided by operations was $29.8 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, bad debt, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $5.5 million and  $0.3 million for the years ended December 31, 2022 and 2021, respectively.  Additionally, we reported working capital of $5.8 million and $8.8 million at December 31, 2022 and 2021, respectively.

From time to time we have sold shares of our common stock in order to provide us liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at an offering price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that we will be able to sell shares of our equity securities on terms acceptable to us or at all.

Cash Flows

Net cash used by operating activities totaled $17.0 million for 2022 as compared to net cash provided by operating activities of $29.8 million in 2021. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash generated by adjusted operating activities was $0.7 million for the year ended December 31, 2022 and net cash provided by adjusted operating activities was $2.6 million for the year ended December 31, 2021. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. The Company believes Non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The decrease in net cash generated by adjusted operating activities in 2022 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves) was primarily attributable to increases in our net loss related to increased SG&A and reduced gross profits.

Net cash used by investing activities was $0.8 million for 2022 and $1.3 million in 2021. The decrease in investing activities was due to reduced expenditures on the purchase of property and equipment.

Net cash used from financing activities for 2022 was $1.4 million compared to net cash provided from financing activities of $0.9 million for 2021. The decrease in cash provided (used) by financing activities was primarily attributable to treasury stock purchases of $1.3 million in 2022, an increase of approximately $1.1 million over 2021 and the impact of a $1.0 million private placement of our common stock in 2021. We did not conduct any offerings of securities in 2022.

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

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets – Customer Lists

Description of the Matter

As of December 31, 2022, the Company had intangible assets relating to acquired customer lists which are recorded at their cost basis net of accumulated amortization. On at least an annual basis, the company performs an analysis of the carrying value of these customer lists to evaluate the assets for impairment. The customer list is amortized over a five-year term and no impairment has been recognized on the customer list portfolios since their acquisition. We identified the customer list valuation as a critical audit matter because of the significant estimates and forward-looking assumptions used which could be affected by future economic and market conditions.

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

/s/ ADKF, P.C.

ADKF, P.C.

San Antonio, Texas United States

March 8, 2023

PCAOB ID 297

We have served as the Company's auditor since 2004.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$5,709,117	$7,255,321
Accounts receivable, net	4,371,640	4,979,493
Settlement processing assets	49,737,068	63,824,646
Prepaid card load assets	20,170,761	36,590,893
Customer deposits	1,554,122	1,364,193
Inventory	507,355	434,532
Prepaid expenses and other	450,389	426,963
Current assets before merchant reserves	82,500,452	114,876,041
Merchant reserves	4,909,501	6,381,153
Total current assets	87,409,953	121,257,194

Property and equipment, net	3,222,816	3,607,157

Other assets:
Intangibles, net	2,625,360	4,163,894
Deferred tax asset	1,504,000	1,504,000
Operating lease right-of-use assets	2,795,483	2,802,113
Other assets	355,357	345,357
Total other assets	7,280,200	8,815,364

Total Assets	$97,912,969	$133,679,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$858,622	$1,400,100
Accrued expenses	3,721,108	2,325,665
Operating lease liabilities, current portion	617,319	504,027
Equipment loan, current portion	56,429	54,760
Settlement processing obligations	49,737,068	63,824,646
Prepaid card load obligations	20,170,761	36,590,893
Customer deposits	1,554,122	1,364,193
Deferred revenues	—	17,647
Current liabilities before merchant reserve obligations	76,715,429	106,081,931
Merchant reserve obligations	4,909,501	6,381,153
Total current liabilities	81,624,930	112,463,084

Non-current liabilities:
Equipment loan, non-current portion	14,994	71,434
Operating lease liabilities, non-current portion	2,338,947	2,476,291
Total liabilities	83,978,871	115,010,809

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2022 and 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 27,044,900 and 26,807,145 issued and 25,097,963 and 25,473,453 outstanding in 2022 and 2021 (see Note 11)	195,471	195,235
Additional paid-in capital	94,048,603	93,100,129
Treasury stock, at cost; 1,946,937 and 1,333,692 shares in 2022 and 2021 (see Note 11)	(3,749,027)	(2,404,458)
Deferred compensation	(5,697,900)	(6,842,195)
Accumulated deficit	(70,863,049)	(65,379,805)
Total stockholders' equity	13,934,098	18,668,906

Total Liabilities and Stockholders' Equity	$97,912,969	$133,679,715

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2022	December 31, 2021

Revenues	$69,428,285	$61,942,316
Cost of services	54,835,069	46,309,706
Gross profit	14,593,216	15,632,610

Selling, general and administrative:
Stock-based compensation	2,072,041	1,489,976
Other expenses	15,000,487	11,654,340
Depreciation and Amortization	2,735,118	2,643,675
Total operating expenses	19,807,646	15,787,991

Operating (loss)	(5,214,430)	(155,381)

Other income:
Interest income	15,237	7,643
Other income (expense)	—	279
Interest expense	(4,051)	(4,314)
Other income and (expense), net	11,186	3,608

(Loss) before income taxes	(5,203,244)	(151,773)

Federal income tax (benefit)	—	(110,000)
State income tax expense	280,000	279,861
Income taxes	280,000	169,861

Net (Loss)	$(5,483,244)	$(321,634)

(Loss) Per Share
Basic (loss) per common share:	$(0.27)	$(0.02)
Diluted (loss) per common share:	$(0.27)	$(0.02)
Weighted average common shares outstanding (see Note 12)
Basic	20,379,386	20,028,850
Diluted	20,379,386	20,028,850

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2020	26,260,776	$194,692	$89,659,433	$(2,165,721)	$(5,926,872)	$(65,058,171)	$16,703,361

Issuance of common stock under equity incentive plan	536,878	535	2,750,204	—	(2,168,347)	—	582,392
Warrant compensation cost	—	—	35,940	—	—	—	35,940
Cashless warrant exercise	39,745	39	(39)	—	—	—	—
Reversal of deferred compensation amortization that did not vest	(173,111)	(173)	(345,267)	—	241,295	—	(104,145)
Issuance of common stock, private offering	142,857	142	999,858	—	—	—	1,000,000
Deferred compensation amortization	—	—	—	—	1,011,729	—	1,011,729
Purchase of treasury stock	—	—	—	(238,737)	—	—	(238,737)
Net (loss) for the year	—	—	—	—	—	(321,634)	(321,634)

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	369,755	368	1,182,939	—	(166,329)	—	1,016,978
Warrant compensation cost	—	—	20,963	—	—	—	20,963
Reversal of deferred compensation amortization that did not vest	(132,000)	(132)	(255,428)	—	145,498	—	(110,062)
Deferred compensation amortization	—	—	—	—	1,165,126	—	1,165,126
Purchase of treasury stock	—	—	—	(1,344,569)	—	—	(1,344,569)
Net (loss) for the year	—	—	—	—	—	(5,483,244)	(5,483,244)

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2022	December 31, 2021

Operating Activities
Net (loss)	$(5,483,244)	$(321,634)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	1,196,584	771,808
Amortization	1,538,534	1,871,867
Bad Debt	—	151,951
Deferred federal income tax	—	(110,000)
Non-cash stock-based compensation	2,072,041	1,489,976
Amortization of warrant costs	20,963	35,940
Changes in operating assets and liabilities:
Accounts receivable	607,853	(2,267,806)
Prepaid expenses and other	(23,426)	(125,208)
Operating lease right-of-use assets	6,630	(130,847)
Other assets	(10,000)	22,721
Inventory	(72,823)	(258,066)
Accounts payable and accrued expenses	853,965	1,410,472
Operating lease liabilities	(24,052)	137,522
Prepaid card load obligations	(16,420,132)	28,980,651
Merchant reserves	(1,471,652)	(1,884,402)
Customer deposits	189,929	58,897
Deferred revenue	(17,647)	(48,925)
Net cash provided (used) by operating activities	(17,036,477)	29,784,917

Investing Activities
Purchases of property and equipment	(812,242)	(1,273,039)
Net cash (used) by investing activities	(812,242)	(1,273,039)

Financing Activities
Proceeds from equipment loan	—	165,996
Payments on equipment loan	(54,771)	(39,802)
Proceeds from private offering	—	1,000,000
Purchases of treasury stock	(1,344,569)	(238,737)
Net cash provided (used) by financing activities	(1,399,340)	887,457

Change in cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves	(19,248,059)	29,399,335
Cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves, beginning of year	51,591,560	22,192,225

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	$32,343,501	$51,591,560

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,051	$4,314
Income taxes	269,500	116,204
Non-cash transactions:
Issuance of deferred stock compensation	166,330	2,164,361

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. The Company also has an additional wholly-owned subsidiary, Usio Output Solutions, Inc., which is the entity for the Output Solutions operations. In addition, the Company operates various product websites, such as www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

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

	Year Ended December 31,
	2022	2021	$ Change	% Change

ACH and complementary service revenue	$14,782,606	$15,432,787	$(650,181)	(4)%
Credit card revenue	27,121,621	25,174,579	1,947,042	8%
Prepaid card services revenue	9,117,670	6,542,651	2,575,019	39%
Output solutions revenue	18,406,388	14,792,299	3,614,089	24%
Total Revenue	$69,428,285	$61,942,316	$7,485,969	12%

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service.

The deferred revenue balances are as follows:

	2022	2021

Deferred revenues, beginning of period	$17,647	$66,572
Deferred revenues, end of period	—	17,647
Revenue recognized in the period from amounts included in deferred revenues at the beginning of the period	$17,647	$48,925

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2022	December 31, 2021

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,255,321	$5,011,132
Prepaid card load assets	36,590,893	7,610,242
Customer deposits	1,364,193	1,305,296
Merchant reserves	6,381,153	8,265,555
Total	$51,591,560	$22,192,225

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,709,117	$7,255,321
Prepaid card load assets	20,170,761	36,590,893
Customer deposits	1,554,122	1,364,193
Merchant reserves	4,909,501	6,381,153
Total	$32,343,501	$51,591,560

Accounts Receivable/Allowance for Estimated Losses: Accounts receivable are reported as outstanding principal net of an allowance for doubtful accounts of $319,000 at December 31, 2022 and 2021.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2022 and 2021, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2022 and December 31, 2021, the Company capitalized $584,246 and $735,813, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2022 or 2021.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2022 and 2021, respectively, the Company’s reserve for processing losses was $755,494 and $623,494, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $94,000 and $179,000 in advertising costs in 2022 and 2021, respectively.

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

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 15% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2022, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 5%. The Company made matching contributions of $262,530 and $212,870 in 2022 and 2021, respectively.

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

Note 2. Property and Equipment

Property and equipment consisted of the following at December 31:

	2022	2021
Software	$7,053,905	$6,455,040
Equipment	2,530,498	2,418,421
Furniture and fixtures	818,522	732,153
Leasehold improvements	207,624	192,692
Total property and equipment	10,610,549	9,798,306
Less: accumulated depreciation	(7,387,732)	(6,191,149)
Net property and equipment	$3,222,816	$3,607,157

Note 3. Intangibles

Akimbo Financial, Inc. Acquisition (2015)

On December 22, 2014, we acquired substantially all of the assets of Akimbo Financial, Inc. The intangibles acquired in the acquisition consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824 at December 31, 2022) and goodwill of $9,759. The intangible asset was fully amortized as of December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, we acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $5,000,000 at December 31, 2022). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2022 and 2021 was $666,667 and $1,000,000 respectively.

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost (net of accumulated amortization of $1,743,734 at December 31, 2022). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense will be $871,867 per year through the year 2025.

Note 4. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2022
Allowance for doubtful accounts	$319,000	$—	$—	$—	$319,000
Reserve for processing losses	623,494	132,000	—	—	755,494
2021
Allowance for doubtful accounts	$205,522	$151,951	$—	$(38,473)	$319,000
Reserve for processing losses	515,199	132,000	—	(23,705)	623,494

Note 5. Loans

Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.  Current year payments on the Equipment Loan were $54,634.

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2022	2021

Accrued commissions	$1,479,580	$879,120
Reserve for processing losses	755,494	623,494
Other accrued expenses	821,167	226,888
Accrued taxes	320,854	298,168
Accrued salaries	344,013	297,995
Total accrued expenses	$3,721,108	$2,325,665

Note 7. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $150,129 and $143,149 for the years ended December 31, 2022 and 2021, respectively. The lease expires on July 31, 2024.

The Company leases approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $102,976 and $85,122 for the years ended December 31, 2022 and 2021, respectively. The lease expires on April 30, 2023. We will not be entering into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of this current lease agreement.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the years ended  December 31, 2022 and 2021 was $112,504 and $107,647 respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Rental expense for the years ended  December 31, 2022 and 2021 was $83,610 and $81,353 respectively. On January 26, 2023, the Company entered into a lease amendment commencing on February 1, 2023, extending the term of the existing lease for a period of 23 months and expiring on January 31, 2025.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the years ended  December 31, 2022 and 2021 was $46,658 and $34,125 respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2022 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816. Rental expense for the year ended December 32, 2022 was $75,269

The Company has various copier equipment with leases that have not expired. Rental expense under the operating lease was $12,729 and $25,000 for the years ended December 31, 2022 and 2021, respectively.

The weighted average remaining lease term is 5.27 years. The weighted average discount rate is 4.17%

The Company recognized total operating lease expense of approximately $711,000 and $591,000 for the years ended December 31, 2022 and 2021, respectively. In 2022, the operating lease expense of $711,000 consisted of $577,000 of fixed operating expense and $134,000 of interest expense.

The maturities of lease liabilities are as follows at December 31, 2022:

Year ended December 31,

2023	$617,319
2024	554,916
2025	518,935
2026	414,138
2027	414,138
Thereafter	917,081
Total minimum lease payments	3,436,527
Less imputed interest	(480,261)
Total lease liabilities	$2,956,266

Note 8. Related Party Transactions

Louis Hoch

During the year ended December 31, 2022 and 2021, the Company purchased $22,835 and $4,009, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer is a 50% owner of Angry Pug Sportswear.

Officers and Directors

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

On October 4, 2022, we repurchased 26,234 shares for $42,761 in a private transaction at the closing price on October 4, 2022 of $1.63 per share from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes.

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

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$5,024,000	$5,942,000
Depreciation and amortization	1,159,000	999,000
Non-cash compensation	(117,000)	(326,000)
Other	69,000	101,000
Total	6,135,000	6,716,000
Valuation Allowance	(4,631,000)	(5,212,000)
Deferred tax asset	$1,504,000	$1,504,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2022 and 2021 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2022, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $23.9 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. The Net operating loss carryforward that expired in 2022 was in the amount of $9.1 million. The schedule below outlines when our pre-2017 net operating losses were generated and the year they may expire.

Tax Year End	NOL	Expiration
2004	1,621,096	2024
2005	1,788,157	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$10,931,710

Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely, subject to annual limitations for utilization. Net operating losses generated in 2018 and later total approximately $12,994,000.

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2022	2021

Current provision:
Federal	$—	$—
State	280,000	279,861
	280,000	279,861

Deferred provision:
Federal expense (benefit)	—	(110,000)

Expense for income taxes	$280,000	$169,861

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the years ended December 31:

	2022	2021

Income tax (benefit) at 21%	$(1,134,200)	$(67,543)
Change in valuation allowance	(581,000)	(2,322,000)
Permanent and other differences	1,715,200	2,389,543
Federal income tax (benefit)	—	(110,000)
State taxes	280,000	279,861

Income tax expense	$280,000	$169,861

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2022, the Company granted 103,000 shares of stock to several employees as incentive compensation or new-hire bonuses. During 2022, the Company granted 291,867 restricted stock units to employees and directors as a new hire bonus or as incentive compensation.

Treasury Stock: The Company purchased 105,805 shares of common stock with a value of $227,975 to cover the employee's share of tax liabilities related to the vesting of commons stock and restricted stock units in 2022.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2022. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2022, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2022.

Stock-based compensation expense related to stock and restricted stock awards was $2.1 million in 2022 and $1.5 million in 2021.

A summary of stock awards outstanding and 2022 activities are as follows:

			Weighted Average
		Weighted Average	Contractual	Aggregate Intrinsic
Stock Awards	Shares	Exercise Price	Remaining Life	Value
Outstanding, December 31, 2021	5,241,902	$2.25
Granted	103,000	1.61
Vested	230,002	—
Forfeited	132,000	—

Outstanding, December 31, 2022	4,982,900	$2.27	5.06	$(0.62)

Expected to Vest after December 31, 2022	4,982,900	$2.27	5.06	$(0.62)

As of December 31, 2022, there was $5,697,900 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 5.06 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2022, or $1.65.

Employee Stock Purchase Plan: The Company established the 1999 Employee Stock Purchase Plan (“ESPP”) under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The Company issued -0- shares from the ESPP in 2022 and 2021, respectively. The ESPP is no longer active.

Stock Warrants: On August 21, 2018, the Company issued University Fancards, LLC a warrant to purchase 150,000 shares of the Company's common stock. 30,000 warrants vested immediately upon the date on which the first financial transaction was processed on a card account issued under the prepaid agreement, which occurred on October 5, 2018. 120,000 warrants vest annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and becoming fully vested on July 31, 2022. The exercise price for the 30,000 warrants that vested immediately on October 5, 2018 was $1.80 per share. The exercise price for the remaining 120,000 warrants will be the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 64.6%. The fair value of the warrants amounted to $135,764 and will be amortized over the life of the warrants as a reduction of revenues. The reduction of revenues recorded for the year ended December 31, 2022 and 2021 was $20,963 and $35,940 respectively.

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

On December 15, 2020, the Company issued warrants to purchase 945,599 unregistered warrants to purchase shares of Usio, Inc. for 945,599 shares of our common stock, with an exercise price of $4.23 to IMS.  The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and will be recorded as an increase in the customer list asset and have a term of five years from time of vest.

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

	2022	2021

Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(5,483,244)	$(321,634)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,379,386	20,028,850
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted (loss) per share, adjusted weighted average shares and assumed conversion	20,379,386	20,028,850
Basic (loss) per common share	$(0.27)	$(0.02)
Diluted (loss) per common share and common share equivalent	$(0.27)	$(0.02)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2022 and 2021 that were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2022	2021
Anti-dilutive awards and options	4,982,900	5,241,902

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

Note 13. Legal Proceedings

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

Note 15. Cyber Event

On December 25, 2021, we detected a ransomware attack that accessed and encrypted a small portion of our information technology systems. The unauthorized access included the download of non-payment processing related data files from our externally hosted Office 365 environment which is separate from our payment processing environment. Throughout the incident, we remained operational. Promptly upon the detection of the event, we launched an investigation, notified law enforcement and our insurance carrier, and engaged legal counsel, computer forensic firms and other incident response professionals. We also implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems. Our systems were not only fully restored and capable of resuming normal operations to the extent they were impaired, but enhanced following our immediate and long term response.

This cyber event had no material impact on the business, and no cardholder, or payments related data was compromised. The Company has undertaken and continues to undertake certain system upgrades and re-platforming efforts designed to improve the security, availability, reliability, resiliency, and speed of its information technology systems in order to prevent and mitigate such events in the future, and believe this incident to be resolved.

Note 16. Subsequent Events

The Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on   February 8, 2023 at an issue price of $1.75 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 shares), Tom Jewell (21,000 shares), Greg Carter (12,000 shares) and Houston Frost (12,000 shares).

Effective on February 17, 2023, the Company entered into an employment agreement with Greg Carter, the Company’s Executive Vice President, Payment Acceptance. Under the terms of this agreement, Mr. Carter will receive an annual salary of $250,000; Override/Commissions of 10% of the actual cash commissions paid to salespersons under direct management of Mr. Carter to be paid quarterly, and the payment of a one-time signing bonus of $40,000.

On January 26, 2023, the Company entered into a lease amendment to the existing lease in Austin, Texas commencing on February 1, 2023, extending the term of our existing lease in for a period of 24 months and expiring on January 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, or the 2023 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021 Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

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

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.6	Amendment to the Amended and Restated By-laws (included as exhibit A to Schedule 14C filed April18,2007, and incorporated herein by reference).

4.1	Description of Securities

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

10.2*

First Amendment to Employment Agreement between the Company and Louis A. Hoch, dated November 12, 2009 (included as exhibit 10.16 to the Form 10-Q filed November 16, 2009, and incorporated herein by reference).

10.3*

Second Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 12, 2010 (included as exhibit 10.17 to the Form 10-K filed April 15, 2010, and incorporated herein by reference).

10.4

Bank Sponsorship Agreement between the Company and University National Bank, dated August 29, 2011 (included as exhibit 10.18 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.5*

Third Amendment to Employment Agreement between the Company and Louis A. Hoch, dated January 14, 2011 (included as exhibit 10.20 to the Form 10-K filed April 3, 2012, and incorporated herein by reference).

10.6*

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

10.8*

Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.9*

Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.10*	Employment Agreement between the Company and Tom Jewell, dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

10.11*	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.12*

First Amendment to Employment Agreement between the Company and Tom Jewell, dated November 27, 2017 (included as exhibit 10.1 to the Form 8-K, filed November 28, 2017, and incorporated herein by reference).

10.13	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.14	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.15*

Second Amendment to Employment Agreement between the Company and Tom Jewell, dated November 28, 2018 (included as exhibit 10.1 go the Form 8-K filed November 28, 2018, and incorporated herein by reference).

10.16*	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.17*	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.18	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.19*	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.20*	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference)

10.21+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.22+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.23	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.26	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.27	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.28	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.29*	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.30*	Fourth Amendment to Employment Agreement between the Company and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.31	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.32	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.33*	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.34*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of ADKF, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Management Compensatory Plan or Arrangement

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

Usio, Inc.

Date: March 8, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2023	By:	/s/ Tom Jewell
Tom Jewell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2023	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 8, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 8, 2023	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 8, 2023	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 8, 2023	By:	/s/ Bradley Rollins
Bradley Rollins
Director

Date: March 8, 2023	By:	/s/ Michelle Miller
Michelle Miller
Director