Form 10-K/A
period 2022-12-31
Usio, Inc.
filed 2023-05-01
CIK 1088034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of April 27, 2023, the number of outstanding shares of the registrant's common stock was 26,536,638.

Auditor Firm Id:	PCAOB ID #297	Auditor Name:	ADKF, P.C.	Auditor Location:	San Antonio, Texas United States

DOCUMENTS INCORPORATED BY REFERENCE: None

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2022
INDEX

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Usio, Inc. (the “Company,” “we,” “us,” and “our,”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023 (the “Original Form 10-K”). This Amendment No. 1 is being filed for the sole purpose of including the information required by Part III of Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Terms not defined in this Amendment No. 1 have the meaning given to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Diversity

On August 6, 2021, the SEC approved amendments to the Listing Rules of NASDAQ related to board diversity. Listing Rule 5605(f) (the “Diverse Board Representation Rule”) requires each NASDAQ-listed company which has five or fewer directors such as Usio, subject to certain exceptions, (1) to have at least one director who self-identifies as female, Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (2) to explain why the company does not have at least one director on its board who self-identifies in the categories listed above. In addition, Listing Rule 5606 (the “Board Diversity Disclosure Rule”) requires each NASDAQ-listed company, subject to certain exceptions, to provide statistical information about the company’s board of directors, in a uniform format, related to each director’s self-identified gender, race, and self-identification as LGBTQ+. In the matrix below, we have provided the statistical information required by the Board Diversity Disclosure Rule. Pursuant to Nasdaq Listing Rule 5606, as of April 27, 2023, our directors self-identify as follows:

Total Number of Directors	5
	Female	Male
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
White	1	3
Hispanic or Latinx		1

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of May 1, 2023:

Name	Age	Position(s)
Louis A. Hoch	57	Chairman, President, and Chief Executive & Operating Officer
Blaise C. Bender (1) (2) (3)	66	Director
Michelle Miller (2) (3)	52	Director
Ernesto R. Beyers (1) (2) (3)	52	Director
Bradley Rollins (1) (2) (3)	51	Director
_____________________
(1) Member of the Nominating and Corporate Governance Committee of the Board.
(2) Member of the Compensation Committee of the Board.
(3) Member of the Audit Committee of the Board.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he or she has served as a director.

Louis A. Hoch. Mr. Hoch is the Co-Founder of our Company and the largest individual stockholder. He has served as our Chief Executive Officer since August 4, 2016, and as our President, Chief Operating Officer, and a director of our Company since July 1998. Additionally, Mr. Hoch serves as Chief Executive Officer of our wholly owned subsidiary FiCentive, Inc. From February 2007 to September 2022, Mr. Hoch served as Vice Chairman of our Board of Directors. In September 2022 Mr. Hoch was appointed as the Chairman of the Board.

Mr. Hoch is a valuable member of our Board as he has over thirty years of management experience, twenty-five years of which were at a senior executive level. Additionally, he is an expert in payment processing, large systems development, call center operations and service bureau operations. Mr. Hoch has held various key management positions with U.S. Long Distance, Billing Concepts, Inc., and Andersen Consulting.

Mr. Hoch holds a Bachelor of Business Administration in Computer Information Systems and a Master of Business Administration in International Business Management, both from Our Lady of the Lake University Business School. He holds the industry certifications in CCP and Certified Payments Professional.

Our Board has determined that Mr. Hoch is qualified to serve as a director based upon his experience with our Company and its strategy and product offerings.

Blaise C. Bender. Blaise C. Bender is currently President and Managing Stockholder of the law firm, Blaise C. Bender, P.C. The law firm concentrates on business and non-profit development, mergers and acquisitions, contractual and transactional analysis, business and individual tax planning, representation on tax issues and controversies impacting individuals and businesses, corporate legal counsel assistance, real estate, strategic planning, health care analysis and estate and trust assessment. Currently, Mr. Bender is a board member of Credit Human, FCU as well as the Texas Society of CPAs. He is also an adjunct faculty member at Trinity University where he teaches Master of Accounting.

Mr. Bender is a member of the State Bar of Texas, TSCPA, and is a licensed CPA in Texas. He possesses over six years of experience in public accounting working for Arthur Andersen & Co., Deloitte Touche, and Ernest and Young. Mr. Bender was also a Controller and CFO in private industry. He received his Bachelor of Business Administration in Accounting and a Master of Science in Finance from Texas A&M University. Mr. Bender also received an MPA in Taxation from UTSA and a Juris Doctor in Law from St. Mary’s University.

Our Board believes that Mr. Bender is qualified to serve on our Board of Directors because of his extensive financial and accounting experience.

Michelle Miller. Michelle Miller has over 25+ years of experience in banking; she specialized in private banking, lending, and business development. She has served in executive roles for both InterContinental National Bank and Sterling Bank. From July 2005 to September 2008, Mrs. Miller served as a private banker for JPMorgan, San Antonio. From September 2008 to July 2021, Mrs. Miller served as the Senior Vice President of private banking for Broadway Bank, the largest independent bank in San Antonio, Texas.

Mrs. Miller received her Bachelor of Business Administration in marketing from the University of Texas in 1993. Mrs. Miller actively participates in her local community. Currently, she serves on many non-profit boards and councils, including the Municipal Golf Association of San Antonio. Previously, Mrs. Miller served on the following boards: The Guide Dogs of Texas, United Way of San Antonio, Southwest Foundation for Biomedical Research, Boys and Girls Club of San Antonio and Family Violence Prevention Service/Battered Women’s Shelter.

Our Board believes that Mrs. Miller’s experience in the banking industry provides the Company with key insights on customer relations, organizational management, as well as team and leadership management.

Ernesto R. Beyer. Ernesto R. Beyer has over 25 years of experience in international trade. He is currently serving as Latin America Market Manager of Xcoal Energy & Resources, an American company that is the largest exporter of mineral coal from the United States. Mr. Beyer is the owner of Beyco International, LLC. He has developed and established commercial relationships with some of the largest steel producing companies and power utilities in Latin America, including government owned entities. Mr. Beyer has held managerial and leadership positions as Plant Manager at one of Trinity Industries, Inc.’s railcar manufacturing facilities in Mexico where he led operations from startup to full capacity production.

Mr. Beyer received his Master of Business Administration in International Business from the University of Texas at San Antonio in 1995 and his Bachelor of Science in Electronics and Communications Engineering from Monterrey Institute of Technology and Higher Education in Monterrey, Mexico in I 991.

Our Board believes that Mr. Beyer’s extensive management experience in leadership roles provides our Company with valuable input.

Bradley Rollins. Bradley Rollins is the President and CEO of Dahill Office Technology Corporation, a Xerox company, one of Texas’s largest office technology organizations specializing in complete office automation. Mr. Rollins began his career at Dahill by joining the company’s sales organization in 2000. Quickly advancing through several specialist and management positions, he assumed the role of President and CEO in January 2009.  Earlier in his career, Mr. Rollins was a regional sales director for Tri-State Financial Group, a financial planning firm, for over eight years.

Active in community development, Mr. Rollins is currently a board member of the United Way of San Antonio and serves as a regional fundraiser for the MS Society. From January 2014 to January 2015, Mr. Rollins served as a board member for the San Antonio Regional Development Foundation.  From January 2013 to January 2014, he was the Chairman of the North San Antonio Chamber of Commerce, where he had been a member since 2008.

Mr. Rollins obtained a business management and mathematics degree from Western Kentucky University.

Our Board believes that Mr. Rollins provides our Company with sales and leadership experience and business acumen.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of May 1, 2022:

Name	Age	Position(s)
Louis A. Hoch	57	Chairman, President, and Chief Executive & Operating Officer
Tom Jewell	66	Chief Financial Officer
Houston Frost, PhD	41	Senior Vice President, Corporate Development and Prepaid Services
Greg Carter	59	Executive Vice President, Payment Acceptance

Louis A. Hoch. For Mr. Hoch’s biography, please refer to the section entitled “Item 10. Directors, Executives, Officers, and Corporate Governance.”

Tom Jewell. Mr. Jewell is a Certified Public Accountant who served as our Senior Vice President and Chief Financial Officer since January 6, 2017. He was a member of our Board of Directors from November 11, 2016, to January 6, 2017. Mr. Jewell has over 35 years of business leadership experience focused on management, auditing, accounting, internal controls, and finance. Previously, Mr. Jewell was the founder and owner of LTJ Financial Consulting, LLC.  LTJ Financial Consulting provided Chief Financial Officer and Controller advisory services for middle market companies in need of accounting process improvements and business scaling. Mr. Jewell performed this role from May 2009 to January 2017. His clients included start-ups seeking funding, clients in retail, staffing, construction, and software industries and included serving as an FDIC approved consultant assisting the FDIC close failed banking institutions during the banking crisis. Prior to 2009, Mr. Jewell served as Chief Financial Officer for a multi-state photography studio chain from 2007 to 2009. Prior to 2007, Mr. Jewell provided financial leadership to divisional units of RadioShack, Verizon, and Kentucky Fried Chicken. Mr. Jewell began his career at Touche Ross (Deloitte). Mr. Jewell was a member of the Dallas and Fort Worth chapters of Financial Executives International (FEI) and a founding member of the Dallas Chapter of the CFO Leadership Council until 2018.

Mr. Jewell received his Bachelor of Business Administration in accounting from Marshall University in 1978 and his Master of Business Administration in Finance from Bellarmine University; Mr. Jewell graduated Magna Cum Laude from both universities.

Houston Frost, Ph.D. Mr. Frost has served as our Senior Vice President Corporate Development and Prepaid Products since December 2014. Motivated by the desire to reinvent the prepaid card, in 2010, Mr. Frost was the Co-Founder, President and Chief Executive Officer of Akimbo Financial, Inc. Mr. Frost has more than six years of experience in the prepaid and payments industry and ten years of experience in financial services. Prior to Akimbo, Mr. Frost worked in New York as an Associate at JPMorgan Chase & Co. on the Fixed-Income Strategy team.  Currently, Mr. Frost is a director of Trans Pecos Banks, SSB, Texas.

Mr. Frost earned his Ph.D. in Chemical and Biological Engineering from Northwestern University in 2007 and a Bachelor of Science in Chemical and Biological Engineering from the University of Colorado in 2003.

Greg Carter. Greg Carter a veteran of the United States Marine Corps, has been with the Company for over three years and currently serves as our Executive Vice President of Payment Acceptance. Mr. Carter has served in numerous senior management roles within the telecommunications, billing and settlement, and retail industries. Notably, from August 2004 to May 2012, Mr. Carter was the Chief Executive Officer for BSG Clearing Solutions, with revenues of $142 million dollars. Additionally, Mr. Carter has held senior-level sales and marketing roles at MCI/Telecom *USA, US Long Distance, Qwest and nii Communications.

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

Certain Corporate Governance Matters

Committees

On May 19, 2015, our Board established our committee structure by appointing an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by the Nasdaq Listing Rules and rules of the SEC. The Board of Directors has adopted written charters for its Audit Committee, its Compensation Committee and its Nominations and Corporate Governance Committee. Copies of these charters are available on our website at www.usio.com/invest. In addition to the number of meetings referenced below, the Committees also took actions by unanimous written consent.

Audit Committee

The Board has established the Audit Committee, which is comprised of Messrs. Bender, Beyer, and Rollins and Mrs. Miller. The Audit Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Effective April 1, 2019, the Board of Directors determined that Mr. Bender met the standard of “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K and appointed him chair of Audit Committee.

The Audit Committee’s purpose is to assist the Board of Directors in its general oversight of our financial reporting, internal control, and audit functions. Management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations. ADKF, P.C., our independent registered public accounting firm, is responsible for performing an independent audit of the consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board.

The Audit Committee is not made up of professional accountants or auditors, and its function is not intended to duplicate or to certify the activities of management and the independent registered public accounting firm, nor can the Audit Committee certify that the independent registered public accounting firm is “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the independent registered public accounting firm on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee’s members in business, financial and accounting matters.

Among other matters, the Audit Committee monitors the activities and performance of our independent registered public accounting firm, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board of Directors have ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent registered public accounting firm. The Audit Committee also reviews the results of the internal and external audit work with regard to the adequacy and appropriateness of our financial, accounting, and internal controls. Management and independent registered public accounting firm presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discuss ions between management and the independent registered public accounting firm. In addition, the Audit Committee generally oversees our internal compliance programs.

In overseeing the preparation of our financial statements, the Audit Committee has had access to our management to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles. For the year ended December 31, 2022, the Audit Committee received the independent registered public accounting firm’s letter and written disclosures required by the Independence Standards Board Standard No. I (Independence Discussions with Audit Committees). The Audit Committee met five times in 2022, and in addition, took action by unanimous written consent from time to time.

Compensation Committee

Effective April 1, 2019, our Board appointed Mr. Bender as chair of the Compensation Committee. Mr. Rollins and Mr. Beyer have served as members of our Compensation Committee since May 19, 2015, and August 29, 2020, respectively, and Mrs. Miller has served as a member of the Compensation Committee since June 2022. Messrs. Bender, Beyer, and Rollins and Mrs. Miller meet the independence standards for independent directors under the rules of the Nasdaq Stock Market published in the Nasdaq Marketplace Rules. The Compensation Committee has a written charter. The Compensation Committee met two times in 2022, and in addition, took action by unanimous written consent from time to time.

The Compensation Committee’s primary function is to assist the Board of Director s in meeting its responsibilities in regard to oversight and determination of executive compensation and to review and make recommendations with respect to major compensation plans, policies, and programs of our Company. Other specific duties and responsibilities of the Compensation Committee are to review and approve goals and objectives relevant to the recommendations for approval by the independent members of the Board of Directors regarding compensation of our Chief Executive Officer and other executive officers, establish and approve compensation levels for our Chief Executive Officer and other executive officers, and to administer our stock plans and other equity-based compensation plans.

Nominations and Corporate Governance Committee

Effective April 1, 2019, our Board appointed Mr. Bender as chair of the Nominations and Corporate Governance Committee.  Mr. Rollins and Mr. Beyer have served as members of our Governance Committee since May 19, 2015, and August 29, 2020, respectively. Messrs. Bender, Beyer, and Rollins meet the independence standards for independent directors under the rules of the Nasdaq Stock Market published in the Nasdaq Listing Rules. The Governance Committee has a written charter. The Governance Committee met two times in 2021, and in addition, took action by unanimous written consent from time to time.

Director Recommendation Process

As of May 1, 2023, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2022.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics was filed as Exhibit 14.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2015, on August 14, 2015. We will provide a copy of our code of ethics to any person without charge, upon request. Requests should be addressed to: Usio, Inc., Attn: Investor Relations Department, 3611 Paesanos Parkway, Suite 300, San Antonio, Texas 78231.

Board Meetings and Attendance

Our Board of Directors held eight meetings during 2022, and in addition, took action from time to time by unanimous written consent. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors held during the period for which such Director served on our Board of Directors and of the Committees on which such director served.

We do not have a policy that requires the attendance of directors at our Annual Meetings of Stockholders. All of our Directors attended the 2022 Annual Meeting.

Board Leadership Structure

Mr. Long served as our Chairman of our Board of Directors from July 1998 until his death on September 7, 2022.

Since August 4, 2016, Mr. Hoch has been our Chief Executive Officer. Mr. Hoch manages the day-to-day affairs of our Company and leads the Board meetings. Mr. Hoch has also served as our President, Chief Operating Officer, and a director of our Company since July 1998, and, since September 7, 2022, he has also served as Chairman of our Board of Directors. Our Board appointed Mr. Rollins as independent director on May 5, 2017. Effective April 1, 2019, our Board appointed Mr. Bender as independent director. Mr. Beyer was appointed to our Board on August 29, 2020. Effective June 15, 2022, our Board appointed Mrs. Miller as an independent director. Our Board believes that having a majority of independent directors serves our Company well.

The Board believes that its structure should be informed by the needs and circumstances of our Company, the Board, and our stockholders. With this in mind, the Board believes that that the Chief Executive Officer is currently best situated to serve as Chairman because he is the director most familiar with Usio’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The Board believes this provides Usio with an efficient and effective leadership model. The Board believes that combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy. To assure effective independent oversight, the Board has adopted a number of governance practices, including:

●	a strong, independent director role;
●	regular executive sessions of the independent directors; and
●	annual performance evaluations of the Chairman and Chief Executive Officer by the independent directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports, we believe that, during the fiscal year ended December 31, 2022, no person required to file reports under Section l 6(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except for the following forms: one form filed late by one day for one transaction by our director Mr. Brad Rollins; one form filed late by one day for two transactions by our director Mr. Blaise Bender; one form file late by fifteen days for one transaction by our director Mr. Ernesto Beyer; one form filed late by one day for one transaction by our officer Mr. Houston Frost; one form filed late by one day for one transaction by 10% holders Topline Capital Partners, LP and Topline Capital Management LLC; and one form filed late by twenty-one days for eleven transactions, two forms filed late by three days for three transactions each, and four forms filed late by one day for one transaction each by our former director Mr. Michael Long.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for the Years Ended December 31, 2022, and 2021

The following table sets forth the compensation for the years ended December 31, 2022 and 2021 awarded to, earned by, or paid to (i) all persons who served as our principal executive officers during the last fiscal year; (ii) our most highly compensated executive officer other than the principal executive officers; and (iii) one other person for whom disclosure would have been provided but for the fact that the person was not serving as an executive officer at the end of the last fiscal year. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Louis A. Hoch	2022	588,000	--	--	33,168	621.168
Vice Chairman, President, and Chief Executive Officer	2021	495,385	--	830,700	29,401	1,355,486
Tom Jewell	2022	325,000	--	--	23,712	348,712
Chief Financial Officer	2021	246,538	--	453,690	19,820	720,048
Houston Frost	2022	209,000	--	3,360	8,969	221,329
SVP, Corporate Development and Prepaid Services	2021	174,154	--	198,090	7,575	379,819
Greg Carter	2022	250,000	--	--	20,068	270,086
EVP, Payment Acceptance	2021	208,462	--	249,210	19,956	474,628

(1)   Represents the aggregate grant date fair value of stock awards granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718. See Note 10 to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

(2)   The following table provides the details for the amounts reported in this column for each Named Executive Officer:

Name	Fiscal Year	Matching 401(k) Contributions ($)	Life Insurance Premiums ($)	Membership Dues ($)
Louis Hoch	2022	12,200	8,611	12,357
	2021	11,600	7,001	10,800
Tom Jewell	2022	10,500	5,106	8,106
	2021	9,862	2,758	7,200
Houston Frost	2022	8,360	609	--
	2021	6,966	609	--
Greg Carter	2022	10,000	1,980	8,106
	2021	7,708	2,048	7,200

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

We entered into an employment agreement with Louis A. Hoch effective February 27, 2007, as amended.  Under the agreement, Mr. Hoch agreed to serve as our Vice Chairman of the Board, President and Chief Executive and Operating Officer. Mr. Hoch assumed the Chief Executive Officer role in August 2016 and the role of Chairman of the Board in September 2022. The employment agreement, as amended, provides for an annual base salary of $610,000 per year, unless increased by us. Mr. Hoch is also entitled to participate in any Company bonus program, option program or other equity program for senior executive officers commensurate with his position and duties.

We entered into an employment agreement with Mr. Jewell on January 6, 2017, as amended. Pursuant to the employment agreement, we agreed to pay Mr. Jewell a base annual salary of $325,000 effective November 22, 2021, increased from $240,000. In addition, Mr. Jewell will be entitled to receive performance stock grants or stock options as awarded by our management annually up to an amount not exceeding 50% of the highest salary received in any year of the agreement. Mr. Jewell also received 200,000 restricted stock units convertible into shares of our common stock, pursuant and subject to the terms of our 2015 Equity Incentive Plan. Such units vested in five equal installments, which began on January 6, 2018, and continued through January 6, 2022. The employment agreement has a term of two years with a renewal of one-year increments and such term commenced on April 18, 2023.

Mr. Frost received 266,667 shares of our common stock to be vested 120,000 shares in equal increments of 3,334 shares a month of which the first tranche of 3,334 shares vested on January 31, 2015, and the last tranche vested on December 31, 2017. The remaining shares vest on January 31, 2025. Mr. Frost will also be entitled to receive stock grants and future stock options as authorized by our executive compensation committee and/or our Chief Executive Officer. Since January 1, 2017, Mr. Frost has served as our Senior Vice President Corporate Development and Prepaid Products at-will with a salary of $200,000 per annum effective November 22, 2021, from $172,000 per annum effective October 12, 2020.

Mr. Carter has 175,000 restricted shares of common stock which will vest on December 31, 2029.  Mr. Carter will also be entitled to receive stock grants and future stock options as authorized by our executive compensation committee and/or our Chief Executive Officer. From December 2, 2019, to February 17, 2023, Mr. Carter served as our Executive Vice President, Payment Acceptance, at-will with a salary of $205,000 per annum, raised to $250,000 per annum effective November 22, 2021. Effective on February 17, 2023, the Company entered into an employment agreement with Mr. Carter. Under the terms of this agreement, Mr. Carter will receive an annual salary of $250,000; Override/Commissions of 10% of the actual cash commissions paid to salespersons under direct management of Mr. Carter to be paid quarterly; and the payment of a one-time signing bonus of $40,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of unvested stock awards by grant date outstanding on December 31, 2022, the last day of our fiscal year, to each of the named executive officers included in the Summary Compensation Table. Share numbers have been adjusted for 1-for-15 reverse stock split effective July 23, 2015.

Stock awards
Name	Grant Date	Number of shares or units of stock that have not vested. (#)	Market value of shares or units of stock that have not vested. ($)(1)
Louis A. Hoch
	12/29/2014	533,334 (2)	879,999
	11/22/2017	300,000 (3)	495,000
	4/1/2020	300,000 (4)	495,000
	11/18/2021	100,000 (5)	165,000
	11/18/2021	20,000 (6)	33,000
Tom Jewell
	11/22/2017	150,000 (3)	247,500
	4/1/2020	200,000 (4)	330,000
	11/18/2021	50,000 (5)	82,500
	11/18/2021	14,000 (6)	23,100

Houston Frost
	12/23/2014	146,667 (7)	242,000
	11/22/2017	100,000 (3)	165,000
	4/1/2020	150,000 (4)	247,500
	11/18/2021	25,000 (5)	41,250
	11/18/2021	4,000 (6)	6,600
	2/8/2022	1,000 (8)	1,650

Greg Carter
	12/31/2019	175,000 (8)	288,750
	11/18/2021	30,000 (5)	49,500
	11/18/2021	6,000 (6)	9,900

(l)    Calculated using the Nasdaq Capital Market closing price of $1.65 per share of our common stock on the last trading day of our fiscal year, or December 31, 2022.
(2)   Vests on December 29, 2024, or earlier upon a change of control.
(3)   Vests on November 22, 2027, or earlier upon a change of control.
(4)   Vests on April 1, 2030, or earlier upon a change of control.
(5)   Vests on November 18, 2031, or earlier upon a change of control.
(6)  Vests in two equal tranches on November 18, 2023, and 2024 or earlier upon a change of control.
(7)  Vests on December 23, 2024, or earlier upon a change of control.
(8)  Vests in three equal tranches on February 8, 2023, 2024, and 2025 or earlier upon a change of control.
(9)   Vests on December 31, 2029, or earlier upon a change of control.
(10) Vests on December 31, 2029, or earlier upon a change of control.

Narrative to Outstanding Equity Awards at Fiscal Year-End Table

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans. We do have a tax-qualified defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. All of our eligible full and part-time employees who meet certain age requirements may participate in these 401(k) plans. Participants may contribute between 1% and 80% of their pre-tax compensation but may not contribute more than the maximum as mandated by law. The 401(k) plan allows for us to make discretionary and matching contributions. In 2022 and 2021, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employee contribution of 5%.  The Company made matching contributions of $262,530 and $212,870 in 2022 and 2021, respectively.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

The employment agreements we entered into with Mr. Hoch and Mr. Jewell, respectfully, provide for potential payments upon termination or a change of control.

Pursuant to our employment agreement with Louis Hoch Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer, as amended, in the event of change in control, termination without cause, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 of the base salary and bonus payments, plus (b) a pro rata portion of the annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the base salary for non-competition, and (d) one year of continuing other benefits. We will also accelerate vesting of stock incentive awards, which as of December 31, 2021, are approximately $3 million.

In the case of termination of the agreement due to the death of Mr. Hoch, we will be liable for separation payments, equaling an amount of 2.95 of the base salary. The deferred compensation does not include amounts paid or accrued to Mr. Hoch for bonuses or bonus compensation, benefits, or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continue to pay Mr. Hoch’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to his disability, to his estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay his estate the deferred compensation minus any base salary payments within 30 days of the cessation. Further, all stock options issued to the executive and all restricted stock granted to Mr. Hoch shall continue on their vesting schedule.

In the case of termination of the agreement due to disability without death by Mr. Hoch, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for 36 months. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to Mr. Hoch and all restricted stock granted to Mr. Hoch shall continue on their vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

Pursuant to our employment agreement with Mr. Jewell, our Chief Financial Officer, in the event of a change in control, termination upon our default, by Mr. Jewell without cause, we will be liable for separation payments. The deferred compensation shall be the amount which is calculated as the base salary payments Mr. Jewell would have received had his employment continued for the remaining term of the employment agreement (including yearly increases calculated at the maximum increase for the prior two years) plus twelve months of base salary, plus all of the benefits remaining under the employment agreement and a pro-rata portion of the bonus compensation for that year. In addition, all stock options and restricted stock granted to Mr. Jewell will become fully vested.

Pursuant to our employment agreement with Mr. Carter, our Executive Vice President, Payment Acceptance, in the event of a change in control, termination upon our default, by Mr. Carter without cause, we will be liable for separation payments. The deferred compensation shall be the amount which is calculated as the base salary payments Mr. Carter would have received had his employment continued for the remaining term of the employment agreement (including yearly increases calculated at the maximum increase for the prior two years), plus all of the benefits remaining under the employment agreement and a pro-rata portion of the bonus compensation for that year. In addition, all stock options and restricted stock granted to Mr. Carter will become fully vested.

Director Compensation

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the year ended December 31, 2022. Compensation provided to Directors who are also employees is listed in the Summary Compensation Table for the years ended December 31, 2022, and 2021 in the section “Executive Compensation.”

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($) (2)	All other compensation ($)	Total ($)
Michael R. Long (3)	184,385	--	11,584 (4)	195,969
Blaise C. Bender	19,000	--	--	19,000
Bradley Rollins	4,000	--	--	4,000
Ernesto Beyer d.l. Garza	4,000	--	--	4,000
Michelle Miller	2,000	184,668	--	186,668

1.	Represents meeting fees, except for Mr. Long.
2.
Represents the aggregate grant date fair value of stock awards granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718. See Note 10 to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

As of December 31, 2022, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2022 was:

Name	Stock Awards	Vested	Unvested
Blaise C. Bender	86,477	78,477	8,000
Bradley Rollins	108,667	100,667	8,000
Ernesto Beyer d.l. Garza	78,667	70,667	8,000
Michelle Miller	66,667	--	66,667

3.
Michael Long was our long-time Co-Founder and served as our Chief Executive Officer until August 4, 2016. He served as our Chairman of the Board from July 1998 to September 2022. Mr. Long elected to receive a base salary of $255,000 per year in lieu of the base salary of $375,000 that would have been due to him for 2017 under the employment agreement effective February 27, 2007, as amended. No deferred compensation was owed to Mr. Long for 2022.  Mr. Long passed away on September 7, 2022.

4.	Mr. Long’s other compensation in 2022 consisted of $1,765 in 401(k) contributions and $9,819 of life insurance benefits.

Narrative to Director Compensation Table

During 2022, Mr. Hoch received no compensation for serving on our Board of Directors due to his status as Chief Executive Officer of our Company. Mr. Hoch’s compensation is detailed in the section “Executive Compensation”.

Mr. Michael Long is our Co-Founder and has served as our Chief Executive Officer and Chairman of the Board since 1998. On August 4, 2016, Mr. Long retired as our Chief Executive Officer but continued to provide his extensive knowledge as our Chairman of the Board. Prior to Mr. Long’s retirement, we entered into an employment agreement effective February 27, 2007, as amended. In connection with Mr. Long’s retirement as our Chief Executive Officer, we agreed to continue paying his agreed-upon compensation, benefits, and expense reimbursements. The agreement provides for an annual base salary of $375,000 per year, unless increased by us. In addition, Mr. Long will receive an annual bonus of $216,000 during the term of the agreement to be paid in cash or stock at our sole discretion. In 2022, Mr. Long elected to receive a base salary of $255,000 per year in lieu of the base salary of $375,000 that would have been due to him for 2022 under the employment agreement and no bonus compensation. No deferred compensation is owed to Mr. Long for 2022.  Mr. Long passed away on September 7, 2022.

Michael Long was potentially entitled to certain Deferred Compensation, to be paid within thirty (30) days of his death. Mr. Long’s beneficiary Katherine Ayers received payment from three life insurance policies purchased by the Company in the total amount of $665,000.00. Based on Mr. Long’s annual compensation of $255,000.00, the amount due and owing to Michael for Deferred Compensation was $752,250.00. This amount was calculated by multiplying Michael's annual salary by 2.95 (per Mr. Long’s employment agreement). After offsetting the insurance payments by the Company to Mrs. Ayers, the balance owed to Michael's estate for Deferred Compensation was $87,250.00 to be paid in equal payments of $2,423.61 over thirty -six months. The Company agreed to accelerate the monthly payments into a single lump sum payment of $87,500. On December 19, 2022, Mrs. Ayers, on behalf of Michael Long’s estate, signed a full release for the lump sum payments.

We entered into independent director agreements with all our independent directors, Messrs. Bender, Rollins, and Beyer. Per the agreements, we agreed to pay each director $1,000 per quarter for participating in board and committee meetings, including the annual shareholder meeting. As chair of the Audit Committee, Mr. Bender received $15,000 in additional annual compensation, but no additional compensation for ad hoc or preparatory meetings or for being the chair of another committee. Our directors do not receive any additional compensation for ad hoc or preparatory meetings or for being the chair of a committee, other than the chair of the Audit Committee who receives an additional $15,000 per annum upon the timely filing of the annual report with the Securities and Exchange Commission. In addition, an Audit Committee member who is not a chairperson but holds a valid CPA license will receive an additional $5,000 per annum.

Pursuant to the independent director agreements, the terms of their respective directorships terminate on the earliest of the following: (a) the death or disability of the director; (b) the termination of the director from membership on the Board by mutual agreement; (c) the removal of the respective director from the Board by the majority stockholders of the Company; and (d) the resignation by the director from the Board.

All restricted stock units were granted for services on our Board of Directors. Any unvested units are forfeited upon termination of the directorship for any reason.

Any unvested units are forfeited upon termination of the director ship for any reason.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of April 27, 2023 by: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our Named Executive Officers, (iii) each of our current directors, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the address for each stockholder is c/o Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after April 27, 2023. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Stockholders Known by Us to Own 5% or More of Our Common Stock

Name address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)
National Services, Inc. (2) 50 E. Green St. Pasadena, CA 91101	2,531,427	9.5%
Katherine Ayers, Surviving Spouse of Michael Long	1,901,873	7.2%
Topline Capital Partners, L.P. (3) 913 3rd Street, Unit 201 Santa Monica, CA 90405	2,037,287	7.7%

(1)   On April 27, 2023, we had a total of 26,536,638 shares of common stock issued and outstanding (which excludes 1,954,445 treasury shares).
(2)   Based upon the Schedule 13G filed with the SEC by National Services, Inc. on March 23, 2016.
(3)   Based upon the Schedule 13G/A (the “13G/A”) filed with the SEC by Topline Capital Partners, L.P. (the “Fund”), Topline Capital Management, LLC (“TCM”) and Collin McBirney on February 13, 2023. As set forth in the 13G/A, the shares of our common stock reported on the 13 G/A as beneficially owned by TCM are held by and for the benefit of the Fund. According to the 13G/A, under the definition of “beneficial ownership” in Rule 13d-3 under the Exchange Act, it is also possible that the individual general partners, executive officers, and members of the foregoing entities might be deemed the “beneficial owners” of some or all of the shares insofar as they may be deemed to share the power to direct the voting or disposition of such shares. TCM, as the investment manager and general partner of the Fund, and Collin McBirney, as the member-manager of TCM, may, therefore, be deemed to beneficially own the shares held by the Fund for the purposes of Rule 13d-3 under the Exchange Act insofar as they may be deemed to have the power to direct the voting or disposition of those shares. As set forth in the 13G/A, neither the filing of the 13G/A nor any of its contents shall be deemed to constitute an admission that any of TCM or Mr. McBirney is, for any other purpose, the beneficial owner of any of the shares held by the Fund, and each of TCM and Mr. McBirney expressly disclaims beneficial ownership as to the shares held by the Fund, except to the extent of its or his pecuniary interests therein.

Security Ownership of Officers and Directors

Amount of Beneficial Ownership					Percent of Shares Beneficially Owned (3)
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (2)	Total
Louis Hoch	President, Chief Executive Officer, and Vice Chairman of the Board	3,020,656	53,000	3,073,656	11.6%
Houston Frost	Senior Vice President	666,527	16,500	683,027	2.6%
Tom Jewell	Chief Financial Officer	767,517	35,000	802,517	3.0%
Greg Carter	Executive Vice President	308,000	18,000	326,000	1.2%
Ernesto Beyer	Director	52,222	29,000	81,222	0.3%
Brad Rollins	Director	100,667	29,000	129,667	0.5%
Blaise Bender	Director	78,477	29,000	107,477	0.4%
Michelle Miller	Director	-	72,667	72,667	0.3%
All directors and executive officers as a group (8 persons)		4,998,510	282,167	5,280,677	20.0%

*      Indicates ownership of less than 1.0%.
(1)   Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, Texas 78231.
(2)   Represents shares subject to outstanding stock options and restricted stock units currently exercisable or which will be exercisable, or currently vested or that will vest within 60 days April 27, 2023.
(3)   On April 27, 2023, we had a total of 26,536,638 shares of common stock issued and outstanding (which excludes 1,954,445 treasury shares).

As of December 31, 2022, there were no arrangements among our beneficial owners, known to management, which may result in a change in control of our Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	349,700	$3.92	7,444,266
Equity compensation plans not approved by security holders	--	--	--
Total	349,700	$3.92	7,444,266

Our 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of stock options, restricted stock, stock units, performance awards, or other awards to employees, non-employee directors, and consultants.

The Board of Directors authorized 5,000,000 shares (adjusted for the l-for-15 reverse split effective on July 23, 2015) of our common stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the Plan, beginning January l, 2016, in an amount equal to 5% of the issued and outstanding shares of stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Administrator. On January 1, 2023, 2022 and 2021, respectively, the number of authorized common shares under the plan increased by 1,254,898, 1,273,672, and 1,248,749, respectively, in accordance with the automatic increase provision described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is our policy that all employees, officers, and directors must avoid any activity that is or has the appearance of conflicting with the interests of our Company. Our Audit Committee reviews all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Audit Committee.  In carrying out this responsibility, the Audit Committee has determined that we have the following related party transactions.

Louis Hoch

During the years ended December 31, 2022, and 2021, the Company purchased $22,835 and $4,009, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, Chairman (since September 2022), President, Chief Executive Officer, and Chief Operating Officer is a 50% owner of Angry Pug Sportswear.

Officers and Directors

On January 6, 2021, the Company repurchased 11,860 shares for $38,545 in a private transaction at the closing price on January 6, 2021, of $3.25 per share from Tom Jewell, the Company’s Chief Financial Officer, to cover his share of taxes.

On January 6, 2022, we repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022, of $4.21 per share from Tom Jewell, the Company’s Chief Financial Officer, to cover his share of taxes.

On October 4, 2022, we repurchased 26,234 shares for $42,761 in a private transaction at the closing price on October 4, 2022, of $1.63 per share from Louis Hoch, the Company’s Chairman, President, Chief Executive Officer, and Chief Operating Officer, to cover his share of taxes.

On June 26, 2022, The Company granted 66,667 restricted stock units (RSUs) with a 3-year vesting period to Michelle Miller for joining the Board of Directors at an issue price of $2.28 per share.

The Company granted 319,900 shares of restricted common stock with a 10-year vesting period and 141,900 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on   November 18, 2021, at an issue price of $6.39 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (100,000 shares), Tom Jewell (50,000 shares), Greg Carter (30,000 shares) and Houston Frost (25,000 shares). Executive officers and Directors included in the RSU grant were Louis Hoch (30,000 shares), Tom Jewell (21,000 shares), Greg Carter (9,000 shares) Houston Frost (6,000 shares), Blaise Bender (12,000 RSUs), Brad Rollins (12,000 RSUs) and Ernesto Beyer (12,000 RSUs).

On April 1, 2020, the Company granted 1,444,000 shares of restricted common stock with a 10-year vesting period and 103,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.08 per share. Executive officers and Directors included in the grants were Louis Hoch (300,000 shares), Tom Jewell (200,000 shares), Blaise Bender (10,000 RSUs) and Brad Rollins (30,000 RSUs).

On February 8, 2023, The Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.75 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 shares), Tom Jewell (21,000 shares), Greg Carter (12,000 shares) and Houston Frost (12,000 shares).

On March 16, 2023, The Company granted 69,000 restricted stock units (RSUs) with a 3-year vesting period to Directors as a performance bonus at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 shares), Brad Rollins (21,000 shares), Ernesto Beyer (21,000 shares) and Michelle Miller (6,000 shares).

Independent Directors

Standard for Independence

We determine independence using the definitions set forth in the Nasdaq Listing Rules and the rules under the Exchange Act. These definitions define independence based on whether the director or a family member of the director has been employed by the Company in the past three years, how much compensation the director or family member of a director received, how much stock the director or family member of the director owns in the Company and whether the director or family member of the director is associated with the Company’s independent registered public accounting firm.

The Board has determined that Messrs. Bender, Beyer, and Rollins and Mrs. Miller are independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board of Directors periodically conducts a self-evaluation on keyboard and committee-related issues, which has proven to be a beneficial tool in the process of continuous improvement in the Board’s functioning and communication.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ADKF, P.C. has audited our financial statements since 2003. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the years ended December 31, 2022, and 2021, are set forth in the table below.

	Year Ended December 31,
	2022	2021
Audit fees	137,000	$124,500
Audit-Related Fees	--	--
Tax fees	19,000	$19,000
Other fees	--	--
Total fees	156,000	$143,500

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees.  Audit fees include fees for professional services billed for the audit of the consolidated financial statements included in our annual report on Form 10-K filing, the review of consolidated financial statements included in our quarterly reports on Form 10-Q filings, comfort letters, consents, and assistance with and review of documents filed with the SEC. The fees include amounts billed to us during each respective calendar year.

Audit-Related Fees. Audit-Related fees include the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. We did not pay any audit-related fees in 2021 or 2022.

Tax Fees.  Tax fees include fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns. Tax planning and tax advice encompass a diverse range of sub jects, including assistance with tax audits and appeals, tax advice related to dispositions, and requests for rulings or technical advice from taxing authorities. The fees include amounts billed to us during each respective calendar year.

Other Fees.  Other fees may include fees for professional services rendered by our independent registered public accounting firm for fees other than represented in Audit Fees and Tax Fees. We did not pay any other fees in 2021 or 2022.

Audit Committee Pre-Approval Policies and Procedures

We may not engage our independent registered public accounting firm to render any audit or non-audit service unless our Audit Committee approves the service in advance. All of the services performed by our independent registered public accounting firm described above were approved in advance by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K, initially filed on March 8, 2023.

(a) (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

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

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.6	Amendment to the Amended and Restated By-laws (included as exhibit A to Schedule 14C filed April18,2007, and incorporated herein by reference).

4.1	Description of Securities (filed herewith).

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.16*	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.17*	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.18	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.19*	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.20*	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference)

10.21+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.22+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.23	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.26	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.27	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.28	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.29*	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.30*	Fourth Amendment to Employment Agreement between the Company and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.31	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.32	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.33*	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.34*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.35*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of ADKF, P.C. (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed on March 8, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed on March 8, 2023).

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

Usio, Inc.

Date: May 1, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Tom Jewell
Tom Jewell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2023	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 1, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: May 1, 2023	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: May 1, 2023	By:	/s/ Bradley Rollins
Bradley Rollins
Director

Date: May 1, 2023	By:	/s/ Michelle Miller
Michelle Miller
Director