Form 10-Q
period 2023-03-31
Usio, Inc.
filed 2023-05-03
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,763,813	$5,709,117
Accounts receivable, net	5,218,249	4,371,640
Settlement processing assets	42,586,985	49,737,068
Prepaid card load assets	18,812,954	20,170,761
Customer deposits	1,575,075	1,554,122
Inventory	494,457	507,355
Prepaid expenses and other	461,005	450,389
Current assets before merchant reserves	75,912,538	82,500,452
Merchant reserves	4,744,615	4,909,501
Total current assets	80,657,153	87,409,953

Property and equipment, net	3,139,932	3,222,816

Other assets:
Intangibles, net	2,407,393	2,625,360
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,826,942	2,795,483
Other assets	355,358	355,357
Total other assets	7,093,693	7,280,200

Total assets	$90,890,778	$97,912,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$851,824	$858,622
Accrued expenses	4,856,157	3,721,108
Operating lease liabilities, current portion	537,034	617,319
Equipment loan, current portion	57,380	56,429
Settlement processing obligations	42,586,985	49,737,068
Prepaid card load obligations	18,812,954	20,170,761
Customer deposits	1,575,075	1,554,122
Current liabilities before merchant reserve obligations	69,277,409	76,715,429
Merchant reserve obligations	4,744,615	4,909,501
Total current liabilities	74,022,024	81,624,930

Non-current liabilities:
Equipment loan, non-current portion	—	14,994
Operating lease liabilities, non-current portion	2,423,780	2,338,947
Total liabilities	76,445,804	83,978,871

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2023 (unaudited) and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 28,466,150 and 27,044,900 issued, and 26,514,903 and 25,097,963 outstanding at March 31, 2023 (unaudited) and December 31, 2022, respectively	196,892	195,471
Additional paid-in capital	96,687,132	94,048,603
Treasury stock, at cost; 1,951,247 and 1,946,937 shares at March 31, 2023 (unaudited) and December 31, 2022, respectively	(3,757,556)	(3,749,027)
Deferred compensation	(7,833,278)	(5,697,900)
Accumulated deficit	(70,848,216)	(70,863,049)
Total stockholders’ equity	14,444,974	13,934,098

Total liabilities and stockholders’ equity	$90,890,778	$97,912,969

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Revenues	$21,446,244	$18,111,343
Cost of services	16,544,429	14,602,214
Gross profit	4,901,815	3,509,129

Selling, general and administrative:
Stock-based compensation	504,574	550,682
Other SG&A expenses	3,873,219	3,795,146
Depreciation and amortization	518,029	714,935
Total selling, general and administrative expenses	4,895,822	5,060,763

Operating (loss)	5,993	(1,551,634)

Other income and (expense):
Interest income	92,928	581
Interest expense	(662)	(1,217)
Other income and (expense), net	92,266	(636)

Income (Loss) before income taxes	98,259	(1,552,270)
Income tax expense	83,426	70,000

Net income (Loss)	$14,833	$(1,622,270)

Income (Loss) Per Share
Basic income (loss) per common share:	$0.00	$(0.08)
Diluted income (loss) per common share:	$0.00	$(0.08)
Weighted average common shares outstanding
Basic	20,122,972	20,280,575
Diluted	26,508,872	20,280,575

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$14,833	$(1,622,270)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation	300,061	246,968
Amortization	217,968	467,967
Stock-based compensation	504,574	550,682
Amortization of warrant costs	—	8,985
Changes in current assets and current liabilities:
Accounts receivable	(846,609)	802,999
Prepaid expenses and other	(10,616)	(254,507)
Operating lease right-of-use assets	(31,459)	118,719
Other assets	(1)	—
Inventory	12,898	4,247
Accounts payable and accrued expenses	1,128,251	299,720
Operating lease liabilities	4,548	(122,594)
Prepaid card load obligations	(1,357,807)	(7,743,913)
Merchant reserves	(164,886)	5,000
Customer deposits	20,953	27,272
Deferred revenue	—	(13,235)
Net cash (used) by operating activities	(207,292)	(7,223,960)

Investing activities:
Purchases of property and equipment	(217,735)	(72,069)
Net cash (used) by investing activities	(217,735)	(72,069)

Financing activities:
Payments on equipment loan	(13,488)	(13,488)
Purchases of treasury stock	(8,529)	(66,494)
Net cash (used) by financing activities	(22,017)	(79,982)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(447,044)	(7,376,011)
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	32,343,501	51,591,560

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$31,896,457	$44,215,549

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$662	$1,217
Income taxes	13,426	—
Non-cash transactions:
Issuance of deferred stock compensation	2,444,054	12,330

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 8, 2023. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "first quarter" mean the three month period ended March 31, 2023 or 2022 , as the case may be.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Our subsidiary, Usio Output Solutions, Inc., provides bill preparation, presentment, and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended March 31,
	2023	2022

ACH and complementary service revenue	$3,340,722	$3,843,316
Credit card revenue	7,339,898	6,768,222
Prepaid card services revenue	4,807,404	2,768,447
Output solutions revenue	5,958,220	4,731,358
Total revenue	$21,446,244	$18,111,343

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

Merchant Reserves: The Company has merchant reserve requirements associated with Automated Clearing House, or ACH, transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant reserves are set for each merchant and funds are collected and held as collateral to minimize contingent liabilities associated with any losses that may occur. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant reserves strengthens the Company's standing with its member sponsors and is in accordance with the guidelines set by the card networks.

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended March 31,
	2023	2022

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,709,117	$7,255,321
Prepaid card load assets	20,170,761	36,590,893
Customer deposits	1,554,122	1,364,193
Merchant reserves	4,909,501	6,381,153
Total	$32,343,501	$51,591,560

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$6,763,813	$7,590,951
Prepaid card load assets	18,812,954	28,846,980
Customer deposits	1,575,075	1,391,465
Merchant reserves	4,744,615	6,386,153
Total	$31,896,457	$44,215,549

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer. During the three months ended March 31, 2023 and the year ended  December 31, 2022, there were no losses due to bad debt. In the past, losses incurred by the Company due to bad debts were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses may be incurred in future periods. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at March 31, 2023 and December 31, 2022.

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2023 and December 31, 2022, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed, and it is probable that computer software being developed will be completed and placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the three months ended March 31, 2023 and March 31, 2022, the Company capitalized $207,732 and $136,864, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant under performance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2022 or during the three months ended March 31, 2023. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was deducted from our reserve for processing losses. We do not expect similar processing losses in the immediate future; however, in the quarter, we are replenishing our reserve for processing losses by the amount of $200,000 in the event that future losses are incurred. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2023 and December 31, 2022, the Company’s reserve for processing losses was $386,789 and $755,494 respectively.

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

Recently Adopted Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted the amendments effective January 1, 2023, and it has not had a material impact on its financial position and the results of its operations. The Company will continue to monitor the adoption of this amendment in order to evaluate if it has any material effect on its financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended March 31, 2023 and 2022, operating lease expenses totaled $179,901 and $120,151, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2023	December 31, 2022

Accrued commissions	$3,190,497	$1,479,580
Reserve for processing losses	386,789	755,494
Other accrued expenses	752,687	821,167
Accrued taxes	387,152	320,854
Accrued salaries	139,032	344,013
Total accrued expenses	$4,856,157	$3,721,108

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments are required in the amount of $4,902. Payments for the three months ended March 31, 2023 and 2022 were $13,488.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC a warrant to purchase 150,000 shares of the Company's common stock which were subject to the following vesting schedule: (i) 30,000 warrants vested upon the date on which the first financial transaction was processed, which occurred on October 5, 2018; and (ii) 120,000 warrants vested annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and ending on July 31, 2022. The exercise price for the initial 30,000 warrants was $1.80 per share. The exercise price for the remaining 120,000 warrants was the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. At the time of issuance, the warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 for the 30,000 warrants and $0.90 for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764 which was amortized over the life of the warrants as a reduction of revenues. The reduction of revenues as a result of this amortization recorded for the three months ended March 31, 2023 and 2022 was $0 and $8,985 respectively. As of July 31, 2022, the remaining, unvested warrants expired, and the Company is no longer recording a reduction of revenues associated with the amortization of their fair value.

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

On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an exercise price of $4.23 per share to Information Management Solutions, LLC. The Management Solutions' warrants vest annually over 3 years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is 5 years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and is being recorded as an increase in the customer list asset and has a term of five years from time of vesting. The incremental depreciation expense associated with the fair value of the warrants in the three months ended  March 31, 2023 and 2022 was $27,614.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$14,833	$(1,622,270)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	20,122,972	20,280,575
Effect of dilutive securities	6,385,900	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	26,508,872	20,280,575
Basic income (loss) per common share	$0.00	$(0.08)
Diluted income (loss) per common share and common share equivalent	$0.00	$(0.08)

The awards and options to purchase shares of common stock that were outstanding at March 31, 2023 and March 31, 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2023	2022
Anti-dilutive awards and options	6,385,900	5,244,902

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

The Company has recognized a net deferred tax asset of approximately $1.5 million and has recorded a valuation allowance of approximately $4.6 million against the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At  December 31, 2022, the Company had available net operating loss carryforwards of approximately $23.9 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated.

Net operating loss carryforwards totaling $9.1 million expired in 2022. The schedule below outlines when the Company's pre-2017 net operating losses were generated and the year they  may expire.

Tax Year End	NOL	Expiration
2004	$1,621,096	2024
2005	1,788,157	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$10,931,710

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 8. Related Party Transactions

Louis Hoch

During the three months ended March 31, 2023 and  March 31, 2022 , the Company purchased a total of $1,835 and $19,929, respectively, of corporate imprinted sportswear and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, and Chief Executive Officer, is a 50% owner of Angry Pug Sportswear.

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

The Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 restricted stock units (RSUs) with a 3-year vesting period to employees and Directors as a performance bonus on February 8, 2023 at an issue price of $1.75 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 RSUs), Tom Jewell (21,000 RSUs), Greg Carter (12,000 RSUs) and Houston Frost (12,000 RSUs).

The Company granted 69,000 RSUs with a 3-year vesting period to Directors as a performance bonus on March 16, 2023 at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (6,000 RSUs).

Note 9. COVID-19

The ongoing COVID-19 pandemic has had a notable impact on general economic conditions including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic. As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

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

The impacts and recovery from the COVID-19 pandemic are still a work in process. To date, we do not believe that the Company has been adversely impacted to the same magnitude that other payment processors were, as our customer base had limited exposure to retail facing businesses. Within that framework, the Company will continue to monitor the overall impact on its operations and take necessary steps to ensure the safety of its employees and the well-being of its customers.

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

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 8, 2023, including the audited consolidated financial statements and the notes contained therein.

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

Our strategy is to drive growth through a leveraged, one to many, distribution model in the software development marketplace. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as legal, healthcare, property management, utilities and insurance. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. We believe that the added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

With the acquisition of the assets of Information Management Solutions, LLC, or IMS, in December 2020, we began to offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions.  This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

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

We believe that the number of credit card transactions processed, ACH transaction counts, prepaid card volumes and total card volumes are the most critical measures to gauge the state of our business. During the first quarter of 2023, the number of credit card transactions processed by us increased by 24% versus the first quarter of 2022. The volume of credit card dollars processed during the first quarter of 2023 increased by 8% compared to the same time period in 2022. Both the number of credit card transactions and dollars processed by us during the three months ended March 31, 2023 were the highest in our history. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the first quarter of 2023 decreased by 25% compared to the first quarter of 2022. Returned check transactions processed during the first quarter of 2023 decreased by 8% compared to the first quarter of 2022. Electronic check dollars processed during the first quarter of 2023 decreased by 54% compared to the first quarter of 2022. The decreases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to our withdrawal from the cryptocurrency space following the filing for bankruptcy protection by Voyager Digital on July 6, 2022 and the subsequent decline in processing and revenues in our ACH and complimentary services revenue line of business.

Prepaid card load volumes processed during the first quarter of 2023 decreased by 19% compared to the first quarter of 2022. Prepaid card transaction counts processed during the first quarter of 2023 decreased by 46% compared to the first quarter of 2022. Prepaid card purchase volume during the first quarter of 2023 decreased by 10% compared to the first quarter of 2022. This decrease occurred primarily due to the continued wind down of government assistance programs including organizations such as New York City Economic Development Corporation, City of Houston, Harris County, TX, Open Society International (City of Baltimore), and Greater Washington Community Foundation (Washington DC) with their vaccine incentive and cash disbursement programs. Prepaid remains involved with guaranteed income and government assistance programs, is expanding its footprint in the corporate expense and healthcare markets, and has established a relationship with MoviePass.

Total dollar volumes processed across all business lines in the first quarter of 2023 were $1.2 billion compared to $2.2 billion processed in the first quarter of 2022 primarily as a result of the decrease in cryptocurrency activity and the winding down of COVID-19 government assistance programs.

Material Trends and Uncertainties

On July 6, 2022, our largest cryptocurrency customer, Voyager Digital, filed for bankruptcy protection and the cryptocurrency landscape encountered significant distress during 2022. Due to this bankruptcy, we lost a significant customer, and have pulled out of the cryptocurrency space, resulting in a meaningful loss of revenue and downturn in our ACH and complementary services business segment, which contributed substantial gross profit to the Company. Our lost revenue in the ACH and complementary services business was approximately $0.8 million in 2022 and $0.5 million in the quarter ended March 31, 2023. We continue to closely monitor the cryptocurrency environment, and the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks alongside the potentially consequential upsides associated with re-entering the market and offering our services.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. As of December 31, 2022 the Company had repurchased $1.3 million of stock as part of its buy back program, of which $1.1 million qualifies under the IRA's 1% excise tax. Should the company opt to continue the repurchase of its securities on the open market, and the IRA remain in effect, we may qualify for this tax in 2023, and future years. In March 31, 2023 the Company purchased $8,494 of stock as part of it's stock buy back program that may become eligible for the IRA's 1% excise tax, if the Company meets the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

The ongoing COVID-19 pandemic has had a notable impact on general economic conditions including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic. As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

In April and May of 2020, the Company's business was adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic. As these doctors, dental and veterinarian offices re-opened, these businesses quickly recovered and returned to levels higher than pre-COVID. Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on past due amounts owed. The level of activity for consumer lending merchants continues to recover to pre-COVID levels. The Company recorded an increase in revenues in its prepaid business line, as it was able to work in conjunction with major cities across the U.S. to use its prepaid debit cards to facilitate the transfer of money via its debit cards from city foundations to the local residents in need of financial assistance. The efforts have included the disbursement of funds to encourage vaccinations. While the general activity of COVID related disbursement programs has largely declined, we currently recognize revenues associated with these programs, and expect to continue recognizing revenues through 2023 and the start of 2024.

Since 2020, the Company has experienced some difficulty in recruiting and retaining certain categories of employees due to limited labor availability. The Company continues to monitor labor availability and is taking necessary steps to retain employees and recruit employees to fill open positions.

Due to the COVID-19 pandemic and global economic challenges, supply chain issues have resulted in a reduced supply, and growing demand of paper and paper products utilized in our Output Solutions line of business. Sourcing inventory remains a key challenge to execute jobs and projects with existing and new customers. While these efforts have been successful thus far, if the Company cannot continue to acquire sufficient inventory stock, existing revenues, margins and growth of Output Solutions  may be impacted.

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

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known, and event occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identify fraud from multiple merchants, of which $755,494 was taken to our reserve for processing losses. We do not expect similar processing losses in the immediate future, however in the quarter, we are replenishing our reserve for processing losses by the amount of $200,000 for a total balance of $386,789 in the event that future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

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

Key Business Metric - Non-GAAP Financial Measures

This filing includes the following non-GAAP financial measures as defined in Regulation G of the Securities Exchange Act of 1934, as amended; EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues. The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows as indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management believes EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported adjusted EBITDA of  $1.0 million for the quarter ended March 31, 2023, as compared to an adjusted EBITDA loss of $0.3 for the same period in the prior year. The increase in adjusted EBITDA in the 2023 quarter was attributable to minimal increases in SG&A combined with strong revenue growth and increased profit margins.

The following tables set forth reconciliations of Operating income (loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$5,993	$(1,551,634)
Depreciation and amortization	518,029	714,935
EBITDA	524,022	(836,699)
Non-cash stock-based compensation expense, net	504,574	550,682
Adjusted EBITDA	$1,028,596	$(286,017)

Calculation of Adjusted EBITDA margins:
Revenues	$21,446,244	$18,111,343
Adjusted EBITDA	1,028,596	(286,017)
Adjusted EBITDA margins	4.8%	(1.6)%

We reported cash provided by adjusted operating cash flows of $1.3 million for the three months ended March 31, 2023 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $0.5 million provided in the three months ended March 31, 2022.  Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash (used) by operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes Non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The increase in adjusted operating cash flows in the 2023 quarter compared to the 2022 quarter was primarily attributable to an increase the Company's net income, due to strong growth in revenue with improved profit margins, alongside relatively flat increases in SG&A.

The following table is a reconciliation of operating cash flow (used) to adjusted operating cash flow (used) for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022

Reconciliation from net cash provided (used) by operating activities to Non-GAAP Adjusted Operating Cash Flow (used):
Net cash (used) by operating activities	$(207,292)	$(7,223,960)
Operating cash flow (used) adjustments:
Prepaid card load obligations	1,357,807	7,743,913
Customer deposits	(20,953)	(27,272)
Merchant reserves	164,886	(5,000)
Operating lease right-of-use assets	31,459	(118,719)
Operating lease liabilities	(4,548)	122,594
Total adjustments to net cash (used) by operating activities	$1,528,651	$7,715,516
Adjusted operating cash flows (used)	$1,321,359	$491,556

Use of Non-GAAP Financial Measures

EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income, or cash provided (used) by operating activities, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows have limitations as analytical tools and you should not consider these Non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and program management and processing of prepaid debit cards. With the acquisition of the assets of IMS in December 2020, we began to offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$3,340,722	$3,843,316	$(502,594)	(13)%
Credit card revenue	7,339,898	6,768,222	571,676	8%
Prepaid card services revenue	4,807,404	2,768,447	2,038,957	74%
Output solutions revenue	5,958,220	4,731,358	1,226,862	26%
Total Revenue	$21,446,244	$18,111,343	$3,334,901	18%

Consolidated Revenue for the quarter ended March 31, 2023 increased by 18% to $21.4 million, as compared to $18.1 million for the quarter ended March 31, 2022 due to continued traction and growth in our Prepaid and Output Solutions lines of business, despite declines in our ACH and complimentary services business sectors. These declines were a result of our ACH business withdrawing from the cryptocurrency industry subsequent to the bankruptcy of Voyager Digital. ACH activity was substantially higher in the quarter ended March 31, 2022 as compared to the same quarter ended  March 31, 2023 as a result of our exit from the cryptocurrency industry following the bankruptcy of Voyager Digital.

Cost of Services

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit and prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of service fees also include fees paid to referral agents and partners.

Cost of services increased by $1.9 million, or 13%, to $16.5 million for the quarter ended March 31, 2023, as compared to $14.6 million for the same period in the prior year due to increased revenue growth.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 40% to $4.9 million for the quarter ended March 31, 2023, as compared to $3.5 million for the same period in the prior year. Similarly, the gross margin percentage was 22.9% for the quarter ended March 31, 2023 as compared to 19.4% in the prior year period. The increase in gross profit and margin percentage in the quarter ended March 31, 2023, as compared to the same period during the prior year, was primarily attributable to improved profitability metrics across all business lines, driven by more favorable pricing in the quarter.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended March 31, 2023 as compared to $0.6 million for the quarter ended March 31, 2022, a marginal decrease of 8.4% due to the vesting and forfeiture of various equity grants over the year.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $3.9 million for the quarter ended March 31, 2023 as compared to $3.8 million in the prior year, a 2% increase. The increase in other SG&A for the quarter ended March 31, 2023 reflects continued investments in our ACH, PayFac, Prepaid and Output Solutions business lines, a substantial portion of which represents an investment in strengthening our infrastructure to support our current growth. These investments include enhanced security and IT infrastructure, as well as staffing and employee retention.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization totaled $0.5 million and $0.7 million for the quarters ended March 31, 2023 and March 31, 2022, respectively. Depreciation and amortization expense decreased in the quarter due to the completed amortization of intangible assets, reducing overall depreciation and amortization expenses versus the same period a year ago.

Other Income (Expense)

Other income and expense, net was $92,266 for the quarter ended March 31, 2023 compared to $636 for the quarter ended March 31, 2022. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Net Income (Loss)

We reported a net income of $0.0 million for the quarter ended March 31, 2023, as compared to a net loss of $1.6 million for the same period in the prior year. The decrease in net loss in the current quarter was attributable to increases in revenue combined with increased profit margins.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of March 31, 2023, we had cash and cash equivalents of  $6.8 million. For the three months ended March 31, 2023, cash used by operations was $0.2 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, bad debt, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $0.0 million for the quarter ended March 31, 2023. At March 31, 2023, we had an accumulated deficit of $70.8 million. Additionally, we had working capital of $6.6 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively.

From time to time we have sold shares of our common stock in order to provide us liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at a price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that we will be able to sell shares of our equity securities on terms acceptable to us or at all in the future.

Cash Flows

Net cash used by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the three months ended March 31, 2023 was $0.2 million, as compared to net cash used by operating activities of $7.2 million for the three months ended March 31, 2022. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $1.3 million as compared to cash provided by operating activities of $0.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. This increase in cash provided by operating activities was primarily attributable to an increase the Company's net income, due to strong growth in revenue with improved profit margins, alongside relatively flat increases in SG&A. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $217,735 as compared to cash used by investing activities of $72,069 for the three months ended March 31, 2023 and March 31, 2022, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The decrease in cash used by investing activities was primarily attributable to the reduced amount of fixed asset purchases relative to the same period a year ago.

Net cash used by financing activities for the three months ended March 31, 2023 was $22,017 and net cash used by financing activities for the three months ended March 31, 2022 was $79,982, respectively. The decrease in cash used by financing activities was due to the Company's stock buyback program, and increased quantity of treasury stock purchased in 2022.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2023 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lifetime Home Warranty, LLC

On or about December 1, 2022, USIO and Lifetime Home Warranty, LLC ("Defendant") entered into an Automated Clearing House and Remotely Created Check Service Agreement (the “Agreement”). Pursuant to the terms of the Agreement, USIO agreed to and did provide to Defendant certain automated remotely created check and other payment processing services. USIO initiated certain payment transactions as directed by Defendant, and in exchange, Defendant agreed to pay USIO for its services. Additionally, to the extent that there were any “chargebacks” or “returns,” Defendant contractually agreed to pay USIO and/or cover the amount of these items. Chargebacks and returns are essential rejections or disputes by the Defendant’s end consumer user of the charges USIO was directed to process by Defendant. Pursuant to the Agreement and the Operating Rules and Guidelines as defined in the Agreement, Defendant’s return rate was not to exceed 0.50% of the total transaction volume. By the end of 2022, Defendant’s returns were so large that USIO terminated its Agreement with the Defendant based on the amounts owed to USIO and the risks associated with conducting further business with the Defendant. Pursuant to the Agreement, USIO invoiced Defendant on a monthly basis for all fees, chargeback and returns. USIO attempted to debit Defendant’s Settlement Account[1] for the amount due and owing, but Defendant’s account contained insufficient funds to cover of the excessive chargebacks and returns.  Subsequent attempts to collect the amounts due and owing to USIO failed, necessitating the filing of a lawsuit in Bexar County, Texas on April 10, 2023. The current amount owed to USIO, exclusive of interest or attorneys’ fees, currently totals $213,780.16. The Defendant has not been served at this time.

[1] Section 5.1 of the Agreement provides: “Company shall establish a checking account (“Settlement Account”) described on Exhibit D Company shall maintain funds in the Settlement Account sufficient to (i) process all Credit Entries, (ii) offset all Return Entries, Reversals, and Adjustments as described on Exhibit C, and (iii) offset all fees and other charges imposed by Processor under this Agreement, including those set forth in Article VII and in Exhibit C.”

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

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 8, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common shares from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the repurchase plan. On November 7, 2019, the Board of Directors approved the renewal of the share buy-back program. The Board approved a limit of $1,420,000 which was rolled over from the prior buy-back program with a three-year duration. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. The new buyback program terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2023, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - January 31, 2023	920	$1.88	1,598,176	$2,727,958
February 1 - February 28, 2023	2,380	$2.04	1,600,556	$2,723,092
March 1 - March 31, 2023	1,010	$1.89	1,601,566	$2,721,185
Total	4,310			$2,721,185

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

3.5	Amended and Restated By-laws (included as exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

3.6	Amendment to the Amended and Restated By-laws (included as exhibit A to Schedule 14C filed April 18, 2007, and incorporated herein by reference).

4.1	Description of Securities (included as exhibit 4.1 to the Form 10-K for the year ended December 31, 2022 filed on March 8, 2023)

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.10*	Employment agreement between Tom Jewell and Payment Data Systems, Inc., dated January 6, 2017 (included as exhibit 10.1 to the Form 8-K filed January 6, 2017, and incorporated herein by reference).

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

10.17	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.18	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.19*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.20*	Third Amendment to the Employment Agreement between the Company and Tom Jewell, effective October 12, 2020 (included as exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.21+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.22+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.23	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.26	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.27	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.28	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.29*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.30*

Fourth Amendment to Employment Agreement between Usio, Inc. and Tom Jewell, dated April 18, 2021 (included as exhibit 10.2 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.31	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.32	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.33*	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.34*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.35*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.36*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

USIO, INC

Date: May 3, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting Officer)