Form 10-Q
period 2023-06-30
Usio, Inc.
filed 2023-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, the number of outstanding shares of the registrant's common stock was 26,385,331.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,575,124	$5,709,117
Accounts receivable, net	5,221,772	4,371,640
Settlement processing assets	45,060,670	49,737,068
Prepaid card load assets	46,398,476	20,170,761
Customer deposits	1,563,192	1,554,122
Inventory	482,170	507,355
Prepaid expenses and other	627,117	450,389
Current assets before merchant reserves	105,928,521	82,500,452
Merchant reserves	5,141,040	4,909,501
Total current assets	111,069,561	87,409,953

Property and equipment, net	3,006,347	3,222,816

Other assets:
Intangibles, net	2,189,427	2,625,360
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,680,527	2,795,483
Other assets	355,357	355,357
Total other assets	6,729,311	7,280,200

Total assets	$120,805,219	$97,912,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$913,277	$858,622
Accrued expenses	3,802,854	3,721,108
Operating lease liabilities, current portion	663,354	617,319
Equipment loan, current portion	43,208	56,429
Settlement processing obligations	45,060,670	49,737,068
Prepaid card load obligations	46,398,476	20,170,761
Customer deposits	1,563,192	1,554,122
Current liabilities before merchant reserve obligations	98,445,031	76,715,429
Merchant reserve obligations	5,141,040	4,909,501
Total current liabilities	103,586,071	81,624,930

Non-current liabilities:
Equipment loan, non-current portion	—	14,994
Operating lease liabilities, non-current portion	2,157,933	2,338,947
Total liabilities	105,744,004	83,978,871

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2023 (unaudited) and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 28,462,606 and 27,044,900 issued, and 26,362,870 and 25,097,963 outstanding at June 30, 2023 (unaudited) and December 31, 2022, respectively	196,888	195,471
Additional paid-in capital	96,853,243	94,048,603
Treasury stock, at cost; 2,099,736 and 1,946,937 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively	(3,924,225)	(3,749,027)
Deferred compensation	(7,421,516)	(5,697,900)
Accumulated deficit	(70,643,175)	(70,863,049)
Total stockholders’ equity	15,061,215	13,934,098

Total liabilities and stockholders’ equity	$120,805,219	$97,912,969

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$21,261,706	$16,215,686	$42,707,950	$34,327,029
Cost of services	16,250,988	12,955,782	32,795,417	27,557,996
Gross profit	5,010,718	3,259,904	9,912,533	6,769,033

Selling, general and administrative:
Stock-based compensation	577,869	473,701	1,082,443	1,024,383
Other SG&A expenses	3,854,022	3,848,696	7,727,241	7,643,842
Depreciation and amortization	522,999	807,934	1,041,028	1,522,869
Total selling, general and administrative expenses	4,954,890	5,130,331	9,850,712	10,191,094

Operating income (loss)	55,828	(1,870,427)	61,821	(3,422,061)

Other income and (expense):
Interest income	218,844	1,166	311,772	1,747
Interest expense	(533)	(1,084)	(1,195)	(2,301)
Other income and (expense), net	218,311	82	310,577	(554)

Income (Loss) before income taxes	274,139	(1,870,345)	372,398	(3,422,615)
Income tax expense	69,098	70,000	152,524	140,000

Net Income (Loss)	$205,041	$(1,940,345)	$219,874	$(3,562,615)

Income (Loss) Per Share
Basic income (loss) per common share:	$0.01	$(0.10)	$0.01	$(0.18)
Diluted income (loss) per common share:	$0.01	$(0.10)	$0.01	$(0.18)
Weighted average common shares outstanding
Basic	20,128,429	20,316,572	20,125,440	20,298,573
Diluted	26,413,329	20,316,572	26,410,340	20,298,573

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$219,874	$(3,562,615)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	605,095	586,936
Amortization	435,933	935,933
Stock-based compensation	1,082,443	1,024,383
Amortization of warrant costs	—	17,970
Non-cash revenue from returned common stock	(156,162)	—
Changes in current assets and current liabilities:
Accounts receivable	(850,132)	1,125,416
Prepaid expenses and other	(176,728)	(402,939)
Operating lease right-of-use assets	114,956	(281,442)
Inventory	25,185	(53,850)
Accounts payable and accrued expenses	136,401	(829,390)
Operating lease liabilities	(134,979)	289,502
Prepaid card load obligations	26,227,715	(21,486,085)
Merchant reserves	231,539	433,920
Customer deposits	9,070	107,021
Deferred revenue	—	(17,647)
Net cash provided (used) by operating activities	27,770,210	(22,112,887)

Investing activities:
Purchases of property and equipment	(388,628)	(411,818)
Net cash (used) by investing activities	(388,628)	(411,818)

Financing activities:
Payments on equipment loan	(28,215)	(27,110)
Purchases of treasury stock	(19,036)	(546,589)
Net cash (used) by financing activities	(47,251)	(573,699)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	27,334,331	(23,098,404)
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	32,343,501	51,591,560

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$59,677,832	$28,493,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,195	$2,301
Income taxes	312,158	—
Non-cash financing activities:
Issuance of deferred stock compensation	2,478,506	12,330

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

Issuance of common stock under equity incentive plan	111,456	111	354,199	—	(34,452)	—	319,858
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	343,123	—	343,123
Purchase of treasury stock costs	—	—	—	(10,507)	—	—	(10,507)
Non-cash return of common stock	—	—	—	(156,162)	—	—	(156,162)
Net income for the period	—	—	—	—	—	205,041	205,041

Balance at June 30, 2023	28,462,606	$196,888	$96,853,243	$(3,924,225)	$(7,421,516)	$(70,643,175)	$15,061,215

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

Issuance of common stock under equity incentive plan	54,233	52	258,636	—	—	—	258,688
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(85,000)	(85)	(176,465)	—	97,621	—	(78,929)
Deferred compensation amortization	—	—	—	—	293,942	—	293,942
Purchase of treasury stock costs	—	—	—	(480,095)	—	—	(480,095)
Net (loss) for the period	—	—	—	—	—	(1,940,345)	(1,940,345)

Balance at June 30, 2022	26,837,978	$195,264	$93,468,126	$(2,951,047)	$(6,167,870)	$(68,942,420)	$15,602,053

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2022, as filed with the Commission on  March 8, 2023, and as amended by Form 10-K/A Amendment No. 1 filed with the Commission on May 1, 2023 (together, the "2022 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "second quarter" mean the three month period ended  June 30, 2023 or 2022, as the case may be and unless otherwise noted.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table presents the Company's consolidated revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

ACH and complementary service revenue	$4,079,157	$3,899,612	$7,419,879	$7,742,928
Credit card revenue	7,115,884	6,885,697	14,455,782	13,653,919
Prepaid card services revenue	5,217,468	1,388,110	10,024,872	4,156,557
Output solutions revenue	4,849,197	4,042,267	10,807,417	8,773,625
Total revenue	$21,261,706	$16,215,686	$42,707,950	$34,327,029

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$6,763,813	$7,590,951	$5,709,117	$7,255,321
Prepaid card load assets	18,812,954	28,846,980	20,170,761	36,590,893
Customer deposits	1,575,075	1,391,465	1,554,122	1,364,193
Merchant reserves	4,744,615	6,386,153	4,909,501	6,381,153
Total	$31,896,457	$44,215,549	$32,343,501	$51,591,560

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$6,575,124	$5,102,061	$6,575,124	$5,102,061
Prepaid card load assets	46,398,476	15,104,808	46,398,476	15,104,808
Customer deposits	1,563,192	1,471,214	1,563,192	1,471,214
Merchant reserves	5,141,040	6,815,073	5,141,040	6,815,073
Total	$59,677,832	$28,493,156	$59,677,832	$28,493,156

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer. During the six months ended June 30, 2023 and the year ended  December 31, 2022, there were no losses due to bad debt. In the past, losses incurred by the Company due to bad debts were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses  may be incurred in future periods. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at June 30, 2023 and December 31, 2022.

Inventory: Inventory is stated at the lower of cost or net realizable value. At June 30, 2023 and December 31, 2022, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the six months ended June 30, 2023 and June 30, 2022, the Company capitalized software costs of $378,197 and $246,210, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2022 or during the six months ended June 30, 2023. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2023 and December 31, 2022, the Company’s reserve for processing losses was $769,789 and $755,494, respectively.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended June 30, 2023 and 2022, operating lease expenses totaled $257,038 and $239,105, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2023	December 31, 2022

Accrued commissions	$2,391,712	$1,479,580
Reserve for processing losses	769,789	755,494
Other accrued expenses	139,764	821,167
Accrued taxes	160,610	320,854
Accrued salaries	340,979	344,013
Total accrued expenses	$3,802,854	$3,721,108

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments are required in the amount of $4,902. Principal payments for the three months ended  June 30, 2023 and 2022 were $14,171 and $13,622, respectively.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC warrants to purchase 150,000 shares of the Company's common stock, which were subject to the following vesting schedule: (i) 30,000 warrants vested upon the date on which the first financial transaction was processed, which occurred on October 5, 2018; and (ii) 120,000 warrants vested annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and ending on July 31, 2022. The exercise price for the initial 30,000 warrants was $1.80 per share. The exercise price for the remaining 120,000 warrants was the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. At the time of issuance, the warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 per share for the 30,000 warrants and $0.90 per share for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764, which was amortized over the life of the warrants as a reduction of revenues. The reduction of revenues as a result of this amortization recorded for the six months ended June 30, 2023 and 2022 was $0 and $17,970, respectively.

On July 31, 2022, the remaining, unvested warrants expired, and the Company is no longer recording a reduction of revenues associated with the amortization of their fair value.

On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an exercise price of $4.23 per share to Information Management Solutions, LLC ("Management Solutions"). The Management Solutions' warrants vest annually over 3 years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and has a term of five years from time of vesting. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $55,228 in the six months ended  June 30, 2023 and 2022.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$205,041	$(1,940,345)	$219,874	$(3,562,615)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	20,128,429	20,316,572	20,125,440	20,298,573
Effect of dilutive securities	6,284,900	—	6,284,900	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	26,413,329	20,316,572	26,410,340	20,298,573
Basic income (loss) per common share	$0.01	$(0.10)	$0.01	$(0.18)
Diluted income (loss) per common share and common share equivalent	$0.01	$(0.10)	$0.01	$(0.18)

The awards and options to purchase shares of common stock that were outstanding at June 30, 2023 and June 30, 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2023	2022
Anti-dilutive awards and options	—	5,159,902

Note 7. Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between financial reporting and tax basis of assets and liabilities and are measured by the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are computed with the presumption that they will be realizable in future periods when taxable income is generated. Predicting the ability to realize these assets in future periods requires judgment by management. GAAP prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Income tax benefits that meet the “more likely than not” recognition threshold are recognized.

The Company has recognized a net deferred tax asset of approximately $1.5 million and has recorded a valuation allowance of approximately $4.6 million against the other deferred tax assets. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At  December 31, 2022, the Company had available net operating loss carryforwards of approximately $23.9 million. Net operating loss carryforwards generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated.

Net operating loss carryforwards totaling $9.1 million expired in 2022. The schedule below outlines when the Company's net operating losses for 2017 and prior years were generated and the year they  may expire.

Tax Year End	NOL	Expiration
2004	1,621,096	2024
2005	1,788,157	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$10,931,710

Management is not aware of any tax positions that would have a significant impact on the Company’s financial position.

Note 8. Related Party Transactions

Louis Hoch

During the six months ended June 30, 2023 and  June 30, 2022, the Company purchased a total of $18,148 and $19,929, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On  January 6, 2022, the Company repurchased 11,361 shares of the Company's common stock for $47,930 in a private transaction at the closing price on  January 6, 2022 of $4.21 per share from Tom Jewell, the Company's Chief Financial Officer, to cover his share of taxes in the vesting of stock compensation issued as 3-year vesting restricted stock units ("RSUs").

On February 8, 2022, the Company granted 1,000 RSUs with a 3-year vesting period to Houston Frost as a performance bonus at an issue price of $3.32 per share.

On June 26, 2022, the Company granted 66,667 RSUs with a 3-year vesting period to Elizabeth Michelle Miller for joining the Board of Directors at an issue price of $2.28 per share.

Effective on  February 17, 2023, the Company entered into an employment agreement with Greg Carter, the Company’s Executive Vice President, Payment Acceptance. Under the terms of this agreement, Mr. Carter will receive an annual salary of $250,000, Override/Commissions of 10% of the actual cash commissions paid to salespersons under direct management of Mr. Carter, to be paid quarterly, and the payment of a one-time signing bonus of $40,000.

On February 8, 2023, the Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 RSUs with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.75 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 RSUs), Tom Jewell (21,000 RSUs), Greg Carter (12,000 RSUs) and Houston Frost (12,000 RSUs).

On March 16, 2023, the Company granted 69,000 RSUs with a 3-year vesting period to Directors as a performance bonus at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (6,000 RSUs).

Note 9. COVID-19

The COVID-19 pandemic has had and continues to have a notable impact on general economic conditions including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic. As a result of the spread of COVID-19, economic uncertainties could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

In  April and  May of 2020, the Company's business was adversely affected as doctor's offices, dental offices, veterinarian offices and non-bank consumer lending accounts were ordered closed in connection with curbing the spread of the pandemic. As these doctors, dental and veterinarian offices reopened, these businesses quickly recovered and returned to levels higher than pre-COVID. Consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on past due amounts owed. The level of activity for consumer lending merchants continues to recover to pre-COVID levels. The Company recorded an increase in revenues in its prepaid business line, as it was able to work in conjunction with major cities across the U.S. to use its prepaid debit cards to facilitate the transfer of money via its debit cards from city foundations to the local residents in need of financial assistance. The efforts have included the disbursement of funds to encourage vaccinations.

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

Note 10. Subsequent Events

On July 12, 2023, the Company convened its 2023 annual meeting of stockholders at which stockholders approved the proposed 2023 Employee Stock Purchase Plan, or ESPP, which gives certain employees of the Company (including certain employees of subsidiaries) an opportunity to purchase shares of the Company's common stock through the ESPP. The offering of the securities was registered under the Securities Act of 1933, as amended, through the filing of a registration statement on Form S-8 with the Commission on July 24, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "will," "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the 2022 Annual Report and other reports we file with the Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and the 2022 Annual Report, including the audited consolidated financial statements and the notes contained therein.

Overview

Usio, Inc. (collectively with its subsidiaries, "we," "our," "us," the "Company" or "Usio") was founded under the name Billserv Com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26, 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100.

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

We believe that the number of credit card transactions processed, ACH transaction counts, prepaid card volumes and total dollar volumes are the most critical measures to gauge the state of our business. During the second quarter of 2023, the number of credit card transactions processed by us increased by 15% versus the second quarter of 2022. The volume of credit card dollars processed during the second quarter of 2023 increased by 2% compared to the same time period in 2022. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the second quarter of 2023 decreased by 31% compared to the second quarter of 2022. Returned check transactions processed during the second quarter of 2023 decreased by 17% compared to the second quarter of 2022. Electronic check dollars processed during the second quarter of 2023 decreased by 55% compared to the second quarter of 2022. The decreases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to our withdrawal from the cryptocurrency space following the filing for bankruptcy protection by Voyager Digital on July 6, 2022 and the subsequent decline in processing and revenues in our ACH and complementary services revenue line of business.

Prepaid card load volumes processed during the second quarter of 2023 increased by 48% compared to the second quarter of 2022. Prepaid card transaction counts processed during the second quarter of 2023 decreased by 9% compared to the second quarter of 2022. Prepaid card purchase volume during the second quarter of 2023 increased by 51% compared to the second quarter of 2022. This increase occurred primarily due to the continued traction, and implementation of new guaranteed income and government assistance programs, and expansion in the corporate expense and healthcare markets.

Total dollar volumes processed across all business lines in the second quarter of 2023 were $1.3 billion compared to $2.4 billion processed in the second quarter of 2022, with such decrease primarily a result of the decrease in cryptocurrency activity and the winding down of COVID-19 government assistance programs.

Material Trends and Uncertainties

On July 6, 2022, our largest cryptocurrency customer, Voyager Digital, filed for bankruptcy protection and the cryptocurrency landscape encountered significant distress during 2022. Due to this bankruptcy, we lost a significant customer, and have pulled out of the cryptocurrency space, resulting in a meaningful loss of revenue and downturn in our ACH and complementary services business segment, which contributed substantial gross profit to the Company in previous periods. Our lost revenue in the ACH and complementary services business was approximately $3 million in 2022 and $1 million in the quarter ended June 30, 2023. We continue to closely monitor the cryptocurrency environment, and the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks along with the potentially significant revenue opportunities associated with re-entering the market and offering our services.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three year duration. As of December 31, 2022, the Company had repurchased $1.3 million of stock as part of the buyback program, of which $1.1 million is subject to the IRA's 1% excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remain in effect, we may be subject to this tax in 2023 and future years. As of June 30, 2023, the Company had repurchased $19,036 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

The COVID-19 pandemic has had and continues to have a notable impact on general economic conditions including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic. There remain many uncertainties as a result of the pandemic. Economic uncertainties, including those related to COVID-19, could continue to impact our operations. Any potential incremental financial impact is unknown at this time.

During 2020 and 2021, the government issued several rounds of COVID-19 relief and stimulus payments and other programs to stimulate economic activity and facilitate an economic recovery.

In April and May of 2020, the Company's business was adversely affected as doctor's offices, dental offices, veterinarian's offices were ordered closed in connection with curbing the spread of the pandemic. As these offices reopened, these businesses quickly recovered and returned to levels higher than pre-COVID. In addition, non-bank consumer lending merchants were adversely affected by COVID relief payments made during the pandemic and a pause placed on the collection of past due amounts. The level of activity for consumer lending merchants continues to recover to pre-COVID levels. The Company has recorded an increase in revenues in its prepaid business line since 2021, as it was able to work in conjunction with major cities across the U.S. to use its prepaid debit cards to facilitate the transfer of money via its debit cards from city foundations to the local residents in need of financial assistance. The efforts have included the disbursement of funds to encourage vaccinations. While the general activity of COVID-related disbursement programs has largely declined, we currently recognize revenues associated with these programs and expect to continue recognizing such revenues through the remainder of 2023 and the start of 2024.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider these accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for such highly uncertain matters or due to the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

For a summary of Critical Accounting Policies, please refer to the Notes to Interim Condensed Consolidated Financial Statements, Note 1, Basis of Presentation.

Reserve for Processing Losses

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, account takeovers, ACH returns, and insolvency. Additions to the allowance are reflected in our cost of services on our consolidated statements of income (loss). The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected factors such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders.

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was taken from our reserve for processing losses. We do not expect similar processing losses in the immediate future; however, in the second quarter of 2023, we replenished our reserve for processing losses by the amount of $383,000, for a total balance of $769,789 as of June 30, 2023, to be used if future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

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

We recognize and measure uncertain tax positions in accordance with GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas margin tax and Tennessee franchise tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

Revenue Recognition

Application of the accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants. Evaluating whether these incentives are a payment to a customer, or consideration payable on behalf of a customer, requires judgment. Incentives determined to be made to a customer, or payable on behalf of a customer, are recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Key Business Metric - Non-GAAP Financial Measures

This filing includes the following non-GAAP financial measures as defined in Regulation G of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues. The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows as indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management believes EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported adjusted EBITDA of $1.2 million for the quarter ended June 30, 2023, as compared to an adjusted EBITDA loss of $0.6 for the same period in the prior year. The increase in adjusted EBITDA in the 2023 quarter was attributable to minimal increases in SG&A combined with strong revenue growth and increased profit margins.

The following tables set forth reconciliations of Operating income (loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$55,828	$(1,870,427)	$61,821	$(3,422,061)
Depreciation and amortization	522,999	807,934	1,041,028	1,522,869
EBITDA	578,827	(1,062,493)	1,102,849	(1,899,192)
Non-cash stock-based compensation expense, net	577,869	473,701	1,082,443	1,024,383
Adjusted EBITDA	$1,156,696	$(588,792)	$2,185,292	$(874,809)

Calculation of Adjusted EBITDA margins:
Revenues	$21,261,706	$16,215,686	$42,707,950	$34,327,029
Adjusted EBITDA	1,156,696	(588,792)	2,185,292	(874,809)
Adjusted EBITDA margins	5.4%	(3.6)%	5.1%	(2.5)%

We reported cash provided by adjusted operating cash flows of $1.3 million for the six months ended June 30, 2023 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $1.2 million used in the six months ended June 30, 2022. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided (used) by operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The increase in adjusted operating cash flows in the 2023 quarter compared to the 2022 quarter was primarily attributable to an increase the Company's net income, due to strong growth in revenue with improved profit margins, alongside relatively flat increases in SG&A.

The following table is a reconciliation of operating cash flow provided (used) to adjusted operating cash flow provided (used) for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022

Reconciliation from net cash provided (used) by operating activities to non-GAAP Adjusted Operating Cash Flow (used):
Net cash provided (used) by operating activities	$27,770,210	$(22,112,887)
Operating cash flow (used) adjustments:
Prepaid card load obligations	(26,227,715)	21,486,085
Customer deposits	(9,070)	(107,021)
Merchant reserves	(231,539)	(433,920)
Operating lease right-of-use assets	(114,956)	281,442
Operating lease liabilities	134,979	(289,502)
Total adjustments to net cash provided (used) by operating activities	$(26,448,301)	$20,937,084
Adjusted operating cash flows provided (used)	$1,321,909	$(1,175,803)

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

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$4,079,157	$3,899,612	$179,545	5%
Credit card revenue	7,115,884	6,885,697	230,187	3%
Prepaid card services revenue	5,217,468	1,388,110	3,829,358	276%
Output Solutions revenue	4,849,197	4,042,267	806,930	20%
Total Revenue	$21,261,706	$16,215,686	$5,046,020	31%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$7,419,879	$7,742,928	$(323,049)	(4)%
Credit card revenue	14,455,782	13,653,919	801,863	6%
Prepaid card services revenue	10,024,872	4,156,557	5,868,315	141%
Output Solutions revenue	10,807,417	8,773,625	2,033,792	23%
Total Revenue	$42,707,950	$34,327,029	$8,380,921	24%

Consolidated revenue for the quarter ended June 30, 2023 increased by 31% to $21.3 million, as compared to $16.2 million for the quarter ended June 30, 2022, due to continued traction and growth in our prepaid card and Output Solutions lines of business, with modest growth in our ACH and credit card lines of business.

Consolidated revenue for the six months ended June 30, 2022 increased by 24% to $42.7 million, as compared to $34.3 million for the six months ended June 30, 2022, primarily as a result of strong growth in our prepaid card and Output Solutions lines of business. Declines in ACH revenues were primarily the result of the Company's withdrawal from the crypto market in July of 2022.

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

Cost of services increased by $3.3 million, or 25%, to $16.3 million for the quarter ended June 30, 2023, as compared to $13.0 million for the same period in the prior year, due to increased revenue growth.

Cost of services increased by $5.2 million, or 19%, to $32.8 million for the six months ended June 30, 2023, as compared to $27.6 million for the same period in the prior year, due to increased revenue growth.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 54% to $5.0 million for the quarter ended June 30, 2023, as compared to $3.3 million for the same period in the prior year. Similarly, gross margin percentage was 23.6% for the quarter ended June 30, 2023 as compared to 20.1% in the prior year period. The increase in gross profit and gross margin percentage in the quarter ended June 30, 2023, as compared to the same period during the prior year, was primarily attributable to strong revenue growth and improved profitability metrics across all business lines, driven by more favorable pricing in the quarter.

Gross profit increased by 46% to $9.9 million for the six months ended June 30, 2023, as compared to $6.8 million for the same period in the prior year. Similarly, gross margin percentage was 23.2% for the six months ended June 30, 2023 as compared to 19.7% in the prior year period. The increase in gross profit and gross margin percentage in the six months ended June 30, 2023, as compared to the same period during the prior year, was primarily attributable to strong revenue growth and improved profitability metrics across all business lines, driven by more favorable pricing on the year.

Stock-based Compensation

Stock-based compensation expenses were $0.6 million for the quarter ended June 30, 2023 as compared to $0.5 million for the quarter ended June 30, 2022, an increase of 22.0% due to stock grants made to retain and attract employees.

Stock-based compensation expenses were $1.1 million for the six months ended June 30, 2023 as compared to $1.0 million for the six months ended June 30, 2022, a marginal increase of 5.7% due to stock grants made to retain and attract employees.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses (other SG&A) were $3.9 million for the quarter ended June 30, 2023 as compared to $3.8 million in the prior year quarter. The nominal increase in other SG&A for the quarter ended June 30, 2023 reflects a flattening of expenses and slowed investment in our business units as they achieve further scale.

Other selling, general and administrative expenses (other SG&A) were $7.7 million for the six months ended June 30, 2023 as compared to $7.6 million in the prior year six-month period, a 1% increase. The nominal increase in other SG&A for the six months ended June 30, 2022 reflects a flattening of expenses and slowed investment in our business units as they achieve further scale.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.5 million and $0.8 million for the quarters ended June 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, reducing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $1.0 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, reducing overall depreciation and amortization expense versus the same period a year ago.

Other Income (Expense)

Other income (expense), net was $218,311 for the quarter ended June 30, 2023 compared to $82 for the quarter ended June 30, 2022. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Other income (expense), net was $310,577 for the six months ended June 30, 2023 compared to $554 for the six months ended June 30, 2022. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Net Income (Loss)

We reported net income of $0.2 million for the quarter ended June 30, 2023, as compared to a net loss of $1.9 million for the same period in the prior year. The increase in net income was attributable to increases in revenue combined with increased profit margins.

We reported net income of $0.2 million for the six months ended June 30, 2023, as compared to a net loss of $3.6 million for the same period in the prior year. The increase in net income was attributable to increases in revenue combined with increased profit margins.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of June 30, 2023, we had cash and cash equivalents of $6.6 million. For the six months ended June 30, 2023, cash provided by operations was $27.8 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, bad debt, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported net income of $0.2 million for the quarter ended June 30, 2023. At June 30, 2023, we had an accumulated deficit of $70.6 million. Additionally, we had working capital of $7.5 million and $5.8 million at June 30, 2023 and December 31, 2022, respectively.

From time to time we have sold shares of our common stock in order to provide us liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at a price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000. On May 9, 2023, Voyager Digital returned 142,857 shares of common stock, valued at a price of $1.09 per share, in a non-cash transaction to satisfy payment obligations related to the wind down of their payment disbursement needs following their bankruptcy. This transaction was recognized as revenue for services rendered and as shares returned to treasury stock in the quarter ended June 30, 2023. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that we will be able to sell shares of our equity securities on terms acceptable to us or at all in the future.

Cash Flows

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the six months ended June 30, 2023 was $27.8 million, as compared to net cash used by operating activities of $22.1 million for the six months ended June 30, 2022. The increase in cash provided by operating activities was due to the increase in prepaid card load obligations versus the same period last year. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $1.3 million as compared to cash provided by operating activities of $1.2 million for the six months ended June 30, 2023 and 2022, respectively. This increase in cash provided by operating activities was primarily attributable to an increase in the Company's net income, due to strong growth in revenue with improved profit margins, alongside relatively flat increases in SG&A. We continue to invest resources and infrastructure in our business to achieve scale across all business lines.

Net cash used by investing activities was $388,628 as compared to cash used by investing activities of $411,818 for the six months ended June 30, 2023 and 2022, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The decrease in cash used by investing activities was primarily attributable to the reduced amount of fixed asset purchases relative to the same period a year ago.

Net cash used by financing activities for the six months ended June 30, 2023 was $47,251 and net cash used by financing activities for the six months ended June 30, 2022 was $573,699. The decrease in cash used by financing activities was due to the Company's stock buyback program and the increased quantity of treasury stock purchased in 2022.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2023 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance, as a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that plaintiff's claims in the lawsuit have no merit and contradict the express terms of the asset purchase agreement. As a result of this post-sale dispute, we discovered that KDHM, LLC and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

On September 28, 2021, we filed an answer generally denying the plaintiff’s allegations. On October 5, 2021, we filed a counterclaim and third-party petition. Therein, we allege that neither KDHM nor its principals disclosed that KDHM was not accounting for the customer deposits in accordance with GAAP. KDHM and third-party defendants, its principals Henry Minten and Thomas Dowe, affirmatively represented and warranted in section 3.1(e) of the asset purchase agreement that “[t]he Annual Financial Statements and the Interim Financial Statements have been prepared from the books and records of Seller in accordance with GAAP applied on a consistent basis.”

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading profit and loss statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits exist and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principal have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement. We demanded the missing customer lists, but they have yet to be provided to us per the asset purchase agreement.

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion. At this time, the parties have not engaged in any written discovery or depositions and no trial date has been set.

We consider the risk of loss as remote related to this lawsuit.

Lifetime Home Warranty, LLC

On or about December 1, 2022, Usio and Lifetime Home Warranty, LLC ("Defendant") entered into an Automated Clearing House and Remotely Created Check Service Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Usio agreed to and did provide to Defendant certain automated remotely created check and other payment processing services. Usio initiated certain payment transactions as directed by Defendant, and in exchange, Defendant agreed to pay Usio for its services. Additionally, to the extent that there were any “chargebacks” or “returns,” Defendant contractually agreed to pay Usio and/or cover the amount of these items. Chargebacks and returns are essential rejections or disputes by the Defendant’s end consumer user of the charges Usio was directed to process by Defendant. Pursuant to the Agreement and the Operating Rules and Guidelines as defined in the Agreement, Defendant’s return rate was not to exceed 0.50% of the total transaction volume. By the end of 2022, Defendant’s returns were so large that Usio terminated its Agreement with the Defendant based on the amounts owed to Usio and the risks associated with conducting further business with the Defendant. Pursuant to the Agreement, Usio invoiced Defendant on a monthly basis for all fees, chargeback and returns. Usio attempted to debit Defendant’s Settlement Account for the amount due and owing, but Defendant’s account contained insufficient funds to cover of the excessive chargebacks and returns.  Subsequent attempts to collect the amounts due and owing to Usio failed, necessitating the filing of a lawsuit in Bexar County, Texas on April 10, 2023. The current amount owed to Usio, exclusive of interest or attorneys’ fees, currently totals $213,780.16. The Defendant has not been served at this time.

Section 5.1 of the Agreement provides: “Company shall establish a checking account (“Settlement Account”) described on Exhibit D, Company shall maintain funds in the Settlement Account sufficient to (i) process all Credit Entries, (ii) offset all Return Entries, Reversals, and Adjustments as described on Exhibit C, and (iii) offset all fees and other charges imposed by Processor under this Agreement, including those set forth in Article VII and in Exhibit C.”

In addition to the proceedings described above, we may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in the 2022 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended June 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, our Board of Directors added an additional $2 million to the buyback program. The buyback program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the buyback program. On November 7, 2019, our Board of Directors approved the renewal of the buyback program. The Board approved a limit of $1,420,000, which was rolled over from the buyback program prior to renewal, with a three-year duration. On May 13, 2022, our Board of Directors authorized another renewal of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2023, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2023	3,198	$1.75	3,198	$2,715,588
May 1 - May 31, 2023	1,751	$2.04	1,751	$2,712,013
June 1 - June 30, 2023	683	$1.96	683	$2,710,677
Total	5,632		5,632	$2,710,677

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

10.31	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.32	Securities Purchase Agreement between the Company and Voyager Digital Holdings, Inc. dated November 19, 2021 (included as exhibit 10.1 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.33*	Fifth Amendment to the Employment Agreement between the Company and Tom Jewell, dated November 22, 2021 (included as exhibit 10.2 to the Form 8-K filed on November 23, 2021, and incorporated herein by reference).

10.34*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.35*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.36*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.37*	Usio, Inc. 2023 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on July 12, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Commission upon request.
*	Management Compensatory Plan or Arrangement

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: August 14, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting and Financial Officer)