Form 10-Q
period 2023-09-30
Usio, Inc.
filed 2023-11-08
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the number of outstanding shares of the registrant's common stock was 26,307,286.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,396,285	$5,709,117
Accounts receivable, net	5,203,618	4,371,640
Settlement processing assets	41,765,059	49,737,068
Prepaid card load assets	58,839,602	20,170,761
Customer deposits	1,578,498	1,554,122
Inventory	400,839	507,355
Prepaid expenses and other	740,208	450,389
Current assets before merchant reserves	115,924,109	82,500,452
Merchant reserves	5,336,545	4,909,501
Total current assets	121,260,654	87,409,953

Property and equipment, net	2,904,564	3,222,816

Other assets:
Intangibles, net	1,971,460	2,625,360
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,551,443	2,795,483
Other assets	355,357	355,357
Total other assets	6,382,260	7,280,200

Total assets	$130,547,478	$97,912,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,274,681	$858,622
Accrued expenses	4,150,298	3,721,108
Operating lease liabilities, current portion	795,928	617,319
Equipment loan, current portion	28,896	56,429
Settlement processing obligations	41,765,059	49,737,068
Prepaid card load obligations	58,839,602	20,170,761
Customer deposits	1,578,498	1,554,122
Current liabilities before merchant reserve obligations	108,432,962	76,715,429
Merchant reserve obligations	5,336,545	4,909,501
Total current liabilities	113,769,507	81,624,930

Non-current liabilities:
Equipment loan, non-current portion	—	14,994
Operating lease liabilities, non-current portion	1,892,785	2,338,947
Total liabilities	115,662,292	83,978,871

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2023 (unaudited) and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 28,506,406 and 27,044,900 issued, and 26,377,589 and 25,097,963 outstanding at September 30, 2023 (unaudited) and December 31, 2022, respectively	196,932	195,471
Additional paid-in capital	97,105,455	94,048,603
Treasury stock, at cost; 2,128,537 and 1,946,937 shares at September 30, 2023 (unaudited) and December 31, 2022, respectively	(3,974,156)	(3,749,027)
Deferred compensation	(7,078,957)	(5,697,900)
Accumulated deficit	(71,364,088)	(70,863,049)
Total stockholders’ equity	14,885,186	13,934,098

Total liabilities and stockholders’ equity	$130,547,478	$97,912,969

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$20,520,441	$16,395,760	$63,228,391	$50,722,789
Cost of services	16,325,793	13,261,240	49,121,210	40,819,236
Gross profit	4,194,648	3,134,520	14,107,181	9,903,553

Selling, general and administrative:
Stock-based compensation	594,815	515,992	1,677,258	1,540,375
Other SG&A expenses	4,293,869	3,679,484	12,021,110	11,323,326
Depreciation and amortization	518,573	640,599	1,559,601	2,163,468
Total selling, general and administrative expenses	5,407,257	4,836,075	15,257,969	15,027,169

Operating (loss)	(1,212,609)	(1,701,555)	(1,150,788)	(5,123,616)

Other income and (expense):
Interest income	512,089	2,728	823,861	4,475
Other income	50,000	—	50,000	—
Interest expense	(393)	(943)	(1,588)	(3,244)
Other income and (expense), net	561,696	1,785	872,273	1,231

(Loss) before income taxes	(650,913)	(1,699,770)	(278,515)	(5,122,385)
Income tax expense	70,000	70,000	222,524	210,000

Net (Loss)	$(720,913)	$(1,769,770)	$(501,039)	$(5,332,385)

(Loss) Per Share
Basic (loss) per common share:	$(0.04)	$(0.09)	$(0.02)	$(0.26)
Diluted (loss) per common share:	$(0.04)	$(0.09)	$(0.02)	$(0.26)
Weighted average common shares outstanding
Basic	20,098,244	20,371,654	20,101,686	20,322,934
Diluted	20,098,244	20,371,654	20,101,686	20,322,934

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net (loss)	$(501,039)	$(5,332,385)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	905,701	842,901
Amortization	653,900	1,320,567
Employee stock-based compensation	1,644,658	1,540,375
Vendor stock-based compensation	32,600	—
Amortization of warrant costs	—	20,965
Non-cash revenue from return of treasury stock	(156,162)	—
Changes in current assets and current liabilities:
Accounts receivable	(831,978)	1,410,411
Prepaid expenses and other	(289,819)	(118,472)
Operating lease right-of-use assets	244,040	(130,699)
Other assets	—	(10,000)
Inventory	106,516	14,100
Accounts payable and accrued expenses	845,249	(742,398)
Operating lease liabilities	(267,553)	138,361
Prepaid card load obligations	38,668,841	(21,272,482)
Merchant reserves	427,044	(726,424)
Customer deposits	24,376	221,393
Deferred revenue	—	(17,647)
Net cash provided (used) by operating activities	41,506,374	(22,841,434)

Investing activities:
Purchases of property and equipment	(587,451)	(642,764)
Net cash (used) by investing activities	(587,451)	(642,764)

Financing activities:
Payments on equipment loan	(42,527)	(40,872)
Purchases of treasury stock	(68,967)	(894,641)
Net cash (used) by financing activities	(111,494)	(935,513)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	40,807,429	(24,419,711)
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	32,343,501	51,591,560

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$73,150,930	$27,171,849

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,588	$3,244
Income taxes	312,158	—
Non-cash financing activity:
Issuance of deferred stock compensation	2,478,506	166,330

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

Issuance of common stock under equity incentive plan	111,456	111	354,199	—	(34,452)	—	319,858
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	343,123	—	343,123
Purchase of treasury stock costs	—	—	—	(10,507)	—	—	(10,507)
Non-cash return of treasury stock	—	—	—	(156,162)	—	—	(156,162)
Net income for the period	—	—	—	—	—	205,041	205,041

Balance at June 30, 2023	28,462,606	$196,888	$96,853,243	$(3,924,225)	$(7,421,516)	$(70,643,175)	$15,061,215

Issuance of common stock under equity incentive plan	43,800	44	252,212	—	—	—	252,256
Deferred compensation amortization	—	—	—	—	342,559	—	342,559
Purchase of treasury stock costs	—	—	—	(49,931)	—	—	(49,931)
Net (loss) for the period	—	—	—	—	—	(720,913)	(720,913)

Balance at September 30, 2023	28,506,406	$196,932	$97,105,455	$(3,974,156)	$(7,078,957)	$(71,364,088)	$14,885,186

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	61,600	62	267,856	—	(12,330)	—	255,588
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Deferred compensation amortization	—	—	—	—	295,092	—	295,092
Purchase of treasury stock costs	—	—	—	(66,494)	—	—	(66,494)
Net (loss) for the period	—	—	—	—	—	(1,622,270)	(1,622,270)

Balance at March 31, 2022	26,868,745	$195,297	$93,376,970	$(2,470,952)	$(6,559,433)	$(67,002,075)	$17,539,807

Issuance of common stock under equity incentive plan	54,233	52	258,636	—	—	—	258,688
Warrant compensation costs	—	—	8,985	—	—	—	8,985
Reversal of deferred compensation amortization that did not vest	(85,000)	(85)	(176,465)	—	97,621	—	(78,929)
Deferred compensation amortization	—	—	—	—	293,942	—	293,942
Purchase of treasury stock costs	—	—	—	(480,095)	—	—	(480,095)
Net (loss) for the period	—	—	—	—	—	(1,940,345)	(1,940,345)

Balance at June 30, 2022	26,837,978	$195,264	$93,468,126	$(2,951,047)	$(6,167,870)	$(68,942,420)	$15,602,053

Issuance of common stock under equity incentive plan	163,322	162	406,083	—	(154,000)	—	252,245
Warrant compensation cost	—	—	2,995	—	—	—	2,995
Reversal of deferred compensation amortization that did not vest	(35,000)	(35)	(66,015)	—	37,837	—	(28,213)
Deferred compensation amortization	—	—	—	—	291,963	—	291,963
Purchase of treasury stock	—	—	—	(348,052)	—	—	(348,052)
Net (loss) for the period	—	—	—	—	—	(1,769,770)	(1,769,770)

Balance at September 30, 2022	26,966,300	$195,391	$93,811,189	$(3,299,099)	$(5,992,070)	$(70,712,190)	$14,003,221

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2022, as filed with the Commission on  March 8, 2023, and as amended by Form 10-K/A Amendment No. 1 filed with the Commission on May 1, 2023 (together, the "2022 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "third quarter" mean the three month period ended  September 30, 2023 or 2022, as the case may be and unless otherwise noted.

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

The following table presents the Company's consolidated revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

ACH and complementary service revenue	$3,528,133	$3,242,794	$10,948,012	$10,985,722
Credit card revenue	7,169,066	6,842,065	21,624,848	20,495,984
Prepaid card services revenue	4,685,212	1,576,871	14,710,084	5,733,428
Output solutions revenue	5,138,030	4,734,030	15,945,447	13,507,655
Total revenue	$20,520,441	$16,395,760	$63,228,391	$50,722,789

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by the customer. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability. As the prepaid business line continues to expand, card load assets will rise as funds are sent from clients to the Company. As clients begin to load cash onto cards, the balance of both the prepaid card asset and corresponding liability decrease. As these balances decrease, the Company recognizes processing revenue and cardholder fees.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$6,575,124	$5,102,061	$5,709,117	$7,255,321
Prepaid card load assets	46,398,476	15,104,808	20,170,761	36,590,893
Customer deposits	1,563,192	1,471,214	1,554,122	1,364,193
Merchant reserves	5,141,040	6,815,073	4,909,501	6,381,153
Total	$59,677,832	$28,493,156	$32,343,501	$51,591,560

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,396,285	$4,613,123	$7,396,285	$4,613,123
Prepaid card load assets	58,839,602	15,318,411	58,839,602	15,318,411
Customer deposits	1,578,498	1,585,586	1,578,498	1,585,586
Merchant reserves	5,336,545	5,654,729	5,336,545	5,654,729
Total	$73,150,930	$27,171,849	$73,150,930	$27,171,849

Allowance for Estimated Losses: The Company maintains an allowance for estimated doubtful accounts receivable resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance for estimated doubtful accounts receivable losses based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer. During the nine months ended September 30, 2023 and the year ended  December 31, 2022, there were no losses due to bad debt. In the past, losses incurred by the Company due to bad debts were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses  may be incurred in future periods. Estimates for doubtful account losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for estimated doubtful accounts was $319,000 at September 30, 2023 and December 31, 2022.

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2023 and December 31, 2022, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the nine months ended September 30, 2023 and September 30, 2022, the Company capitalized software costs of $513,593 and $438,128, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2022 or during the nine months ended September 30, 2023. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2023 and December 31, 2022, the Company’s reserve for processing losses was $793,528 and $755,494, respectively.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended September 30, 2023 and 2022, operating lease expenses totaled $132,574 and $152,401, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2023	December 31, 2022

Accrued commissions	$2,385,604	$1,479,580
Reserve for processing losses	793,528	755,494
Other accrued expenses	493,802	821,167
Accrued taxes	235,722	320,854
Accrued salaries	241,642	344,013
Total accrued expenses	$4,150,298	$3,721,108

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments are required in the amount of $4,902. Principal payments for the three months ended  September 30, 2023 and 2022 were $14,312 and $13,762, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows.

Note 5. Stockholders' Equity

Stock Warrants: On August 21, 2018, the Company issued University FanCards, LLC warrants to purchase 150,000 shares of the Company's common stock, which were subject to the following vesting schedule: (i) 30,000 warrants vested upon the date on which the first financial transaction was processed, which occurred on October 5, 2018; and (ii) 120,000 warrants vested annually over 4 years in 30,000 warrant increments beginning on July 31, 2019 and ending on July 31, 2022. The exercise price for the initial 30,000 warrants was $1.80 per share. The exercise price for the remaining 120,000 warrants was the lesser of $2.00 per share or one hundred and twenty percent (120%) of the market price of the Company's common stock on the vesting date of the warrant. At the time of issuance, the warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.94 per share for the 30,000 warrants and $0.90 per share for the 120,000 warrants; (ii) the risk-free interest rate is 2.77%; (iii) the contractual life is 5 years; (iv) the dividend yield is 0%; and (v) the volatility is 64.6%. The fair value of the warrants was $135,764, which was amortized over the life of the warrants as a reduction of revenues. The reduction of revenues as a result of this amortization recorded for the nine months ended September 30, 2023 and 2022 was $0 and $20,965, respectively.

On July 31, 2022, the remaining, unvested warrants expired, and the Company is no longer recording a reduction of revenues associated with the amortization of their fair value.

On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an exercise price of $4.23 per share to Information Management Solutions, LLC ("Management Solutions"). The Management Solutions' warrants vest annually over three years  and a term of five years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and has a term of five years from time of vesting. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $82,842 in the nine months ended  September 30, 2023 and 2022.

Note 6. Net (Loss) Per Share

Basic (loss) per share (EPS) was computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(720,913)	$(1,769,770)	$(501,039)	$(5,332,385)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,098,244	20,371,654	20,101,686	20,322,934
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjust weighted average shares and assumed conversion	20,098,244	20,371,654	20,101,686	20,322,934
Basic (loss) per common share	$(0.04)	$(0.09)	$(0.02)	$(0.26)
Diluted (loss) per common share and common share equivalent	$(0.04)	$(0.09)	$(0.02)	$(0.26)

The awards and options to purchase shares of common stock that were outstanding at September 30, 2023 and September 30, 2022 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2023	2022
Anti-dilutive awards and options	6,284,900	4,902,002

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

At  December 31, 2022, the Company had available net operating loss carryforwards of approximately $23.9 million. Net operating loss carryforwards generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire.

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

Note 8. Related Party Transactions

Louis Hoch

During the nine months ended September 30, 2023 and  September 30, 2022, the Company purchased a total of $3,483 and $22,478, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear.

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

Effective on  February 17, 2023, the Company entered into an employment agreement with Greg Carter, the Company’s Executive Vice President, Payment Acceptance. Under the terms of this agreement, Mr. Carter receives an annual salary of $250,000, Override/Commissions of 10% of the actual cash commissions paid to salespersons under direct management of Mr. Carter, to be paid quarterly, and the payment of a one-time signing bonus of $40,000.

On February 8, 2023, the Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 RSUs with a three-year vesting period to employees and Directors as a performance bonus at an issue price of $1.75 per share. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 RSUs), Tom Jewell (21,000 RSUs), Greg Carter (12,000 RSUs) and Houston Frost (12,000 RSUs).

On March 16, 2023, the Company granted an additional 69,000 RSUs with a three-year vesting period to Directors as a performance bonus at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (6,000 RSUs).

Note 9. Subsequent Events

On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017.

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

In addition, we offer customizable prepaid cards which businesses use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PIN-less debit product allows merchants to debit and credit accounts in real-time. In our over 25-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

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

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. Total company revenues continue to grow, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

We believe that the number of credit card transactions processed, ACH transaction counts, prepaid card volumes and total dollar volumes are the most critical measures to gauge the state of our business. During the third quarter of 2023, the number of credit card transactions processed by us increased by 2% versus the third quarter of 2022. The volume of credit card dollars processed during the third quarter of 2023 increased by 5% compared to the same time period in 2022. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the third quarter of 2023 decreased by 21% compared to the third quarter of 2022. Returned check transactions processed during the third quarter of 2023 decreased by 31% compared to the third quarter of 2022. Electronic check dollars processed during the third quarter of 2023 decreased by 11% compared to the third quarter of 2022. The decreases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to a softer market for our customers, resulting in less ACH traffic.

Prepaid card load volumes processed during the third quarter of 2023 increased by 239% compared to the third quarter of 2022. Prepaid card transaction counts processed during the third quarter of 2023 increased by 23% compared to the third quarter of 2022. Prepaid card purchase volume during the third quarter of 2023 increased by 152% compared to the third quarter of 2022. This increase occurred primarily due to the continued traction with, and implementation of, guaranteed income and government assistance programs alongside expansion in the corporate expense and healthcare markets.

Total dollar volumes processed across all business lines in the third quarter of 2023 were $1.4 billion compared to $1.4 billion processed in the third quarter of 2022, flat over the prior year quarter.

Material Trends and Uncertainties

On July 6, 2022, our largest cryptocurrency customer, Voyager Digital, filed for bankruptcy protection and the cryptocurrency landscape encountered significant distress during 2022. Due to this bankruptcy, we lost a significant customer, and have pulled out of the cryptocurrency space, resulting in a meaningful loss of revenue and downturn in our ACH and complementary services business segment, which contributed substantial gross profit to the Company in previous periods. Our lost revenue in the ACH and complementary services business was approximately $3 million in third and fourth quarter of 2022 and $2 million in the first and second quarter of 2023. We continue to closely monitor the cryptocurrency environment, and the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks along with the potentially significant revenue opportunities associated with re-entering the market and offering our services.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three year duration. As of December 31, 2022, the Company had repurchased $1.3 million of stock as part of the buyback program, of which $1.1 million is subject to the IRA's 1% excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2023 and future years. As of September 30, 2023 the Company had repurchased $69,589 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

As the Federal Reserve works to fight economic inflation, the federal funds rate has experienced rapid growth in the past twelve months. This has resulted in the Company receiving more favorable interest rates on it's current cash balances, amounting to $512,089 in interest income in the three months ending September 30, 2023, and $823,861 in the nine months ended September 30, 2023. Should the Federal Reserve begin lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserves monetary policy decisions.

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

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was taken from our reserve for processing losses. This loss has been included in our results of operations for the nine months ended September 30, 2023. We do not expect similar processing losses in the immediate future. Currently, our reserve for processing losses is $793,528 as of September 30, 2023, to be used if future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

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

Revenue Recognition

Application of the accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants. Evaluating whether these incentives are a payment to a customer, or consideration payable on behalf of a customer, requires judgment by management. Incentives determined to be made to a customer, or payable on behalf of a customer, are recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Key Business Metrics - Non-GAAP Financial Measures

This filing includes the following non-GAAP financial measures as defined in Regulation G of the Securities Exchange Act of 1934, as amended (the "Exchange Act"): EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues. The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows as key indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management also believes that EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported an adjusted EBITDA loss of $0.1 million for the quarter ended September 30, 2023, as compared to an adjusted EBITDA loss of $0.5 million for the same period in the prior year. The increase in adjusted EBITDA in the 2023 quarter was attributable to strong revenue growth and increased profit margins versus the prior year period.

The following tables set forth reconciliations of Operating Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Reconciliation from Operating (Loss) to Adjusted EBITDA:
Operating (Loss)	$(1,212,609)	$(1,701,555)	$(1,150,788)	$(5,123,616)
Depreciation and amortization	518,573	640,599	1,559,601	2,163,468
EBITDA	(694,036)	(1,060,956)	408,813	(2,960,148)
Non-cash stock-based compensation expense, net	594,815	515,992	1,677,258	1,540,375
Adjusted EBITDA	$(99,221)	$(544,964)	$2,086,071	$(1,419,773)

Calculation of Adjusted EBITDA margins:
Revenues	$20,520,441	$16,395,760	$63,228,391	$50,722,789
Adjusted EBITDA	(99,221)	(544,964)	2,086,071	(1,419,773)
Adjusted EBITDA margins	(0.5)%	(3.3)%	3.3%	(2.8)%

The following table is a reconciliation of operating cash flow provided (used) to adjusted operating cash flow provided (used) for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022

Reconciliation from net cash provided (used) by operating activities to Non-GAAP Adjusted Operating Cash Flow (used):
Net cash provided (used) by operating activities	$41,506,374	$(22,841,434)
Operating cash flow (used) adjustments:
Prepaid card load obligations	(38,668,841)	21,272,482
Customer deposits	(24,376)	(221,393)
Merchant reserves	(427,044)	726,424
Operating lease right-of-use assets	(244,040)	130,699
Operating lease liabilities	267,553	(138,361)
Total adjustments to net cash provided (used) by operating activities	$(39,096,748)	$21,769,851
Adjusted operating cash flows provided (used)	$2,409,626	$(1,071,583)

We reported cash provided by adjusted operating cash flows of $2.4 million for the nine months ended September 30, 2023 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $1.1 million used in the nine months ended September 30, 2022. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided (used) by operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The increase in adjusted operating cash flows in the 2023 quarter compared to the 2022 quarter was primarily attributable to a decrease the Company's net loss, due to strong growth in revenue with improved profit margins, alongside nominal increases in selling, general and administrative expense ("SG&A").

Use of Non-GAAP Financial Measures

EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income (loss), or cash provided (used) by operating activities, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows have limitations as analytical tools and you should not consider these non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

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

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$3,528,133	$3,242,794	$285,339	9%
Credit card revenue	7,169,066	6,842,065	327,001	5%
Prepaid card services revenue	4,685,212	1,576,871	3,108,341	197%
Output solutions revenue	5,138,030	4,734,030	404,000	9%
Total Revenue	$20,520,441	$16,395,760	$4,124,681	25%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$10,948,012	$10,985,722	$(37,710)	(0)%
Credit card revenue	21,624,848	20,495,984	1,128,864	6%
Prepaid card services revenue	14,710,084	5,733,428	8,976,656	157%
Output solutions revenue	15,945,447	13,507,655	2,437,792	18%
Total Revenue	$63,228,391	$50,722,789	$12,505,602	25%

Consolidated revenue for the quarter ended September 30, 2023 increased by 25% to $20.5 million, as compared to $16.4 million for the quarter ended September 30, 2022 due to continued traction and growth in our prepaid card and Output Solutions lines of business, with modest growth in our ACH and credit card lines of business, as our Payfac strategy continues to be implemented, and ACH now compares more favorably to fiscal quarters following our exit from the crypto space in July of 2022, resulting in a return of positive quarterly growth metrics.

Consolidated revenue for the nine months ended September 30, 2022 increased by 25% to $63.2 million, as compared to $50.7 million for the nine months ended September 30, 2022 primarily as a result of strong growth in our prepaid card and Output Solutions lines of business as a result of new client implementation and the execution and expansion of existing customer contracts. Declines in ACH revenues were primarily the result of the Company's withdrawal from the crypto market in July of 2022.

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

Cost of services increased by $3.1 million, or 23%, to $16.3 million for the quarter ended September 30, 2023, as compared to $13.3 million for the same period in the prior year, due to increased revenue growth driving similar increases to our processing, banking and transactional expenses.

Cost of services increased by $8.3 million, or 20%, to $49.1 million for the nine months ended September 30, 2023, as compared to $40.8 million for the same period in the prior year, due to increased revenue growth driving similar increases to our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 34% to $4.2 million for the quarter ended September 30, 2023, as compared to $3.1 million for the same period in the prior year. Similarly, gross margin percentage of revenue was 20.4% for the quarter ended September 30, 2023 as compared to 19.1% in the prior year period. The increase in gross profit and gross margin percentage in the quarter ended September 30, 2023, as compared to the same period during the prior year, was primarily attributable to strong revenue growth and improved gross profit metrics across all business lines, driven by more favorable pricing in the quarter.

Gross profit increased by 42% to $14.1 million for the nine months ended September 30, 2023, as compared to $9.9 million for the same period in the prior year. Similarly, gross margin percentage was 22.3% for the nine months ended September 30, 2023 as compared to 19.5% in the prior year period. The increase in gross profit and gross margin percentage in the nine months ended September 30, 2023, as compared to the same period during the prior year, was primarily attributable to strong revenue growth and improved gross profit metrics across all business lines, driven by more favorable pricing on the year.

Stock-based Compensation

Stock-based compensation expenses were $0.6 million for the quarter ended September 30, 2023 as compared to $0.5 million for the quarter ended September 30, 2022, an increase of 15.3% due to stock grants made to retain and attract employees.

Stock-based compensation expenses were $1.7 million for the nine months ended September 30, 2023 as compared to $1.5 million for the nine months ended September 30, 2022, a marginal increase of 8.9% due to stock grants made to retain and attract employees.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses, or other SG&A, were $4.3 million for the quarter ended September 30, 2023 as compared to $3.7 million in the prior year quarter. The increase in other SG&A for the quarter ended September 30, 2023 reflects the occurrence of some one-time expenses related to professional services and marketing initiatives alongside increased travel to sales-related events during the quarter. Other SG&A expenses are expected to reduce in subsequent quarters.

Other selling, general and administrative expenses, or other SG&A, were $12.0 million for the nine months ended September 30, 2023 as compared to $11.3 million in the prior year nine-month period, a 6% increase. The increase in other SG&A for the nine months ended September 30, 2022 reflects the occurrence of some one-time expenses related to professional services and marketing initiatives alongside increased travel to sales-related events during the quarter ended September 30, 2023. Other SG&A expenses are expected to reduce in subsequent quarters.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.5 million and $0.6 million for the quarters ended September 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, reducing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $1.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, reducing overall depreciation and amortization expense versus the same period a year ago.

Other Income (Expense)

Other income (expense), net was $561,696 for the quarter ended September 30, 2023 compared to $1,785 for the quarter ended September 30, 2022. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Other income (expense), net was $872,273 for the nine months ended September 30, 2023 compared to $1,231 for the nine months ended September 30, 2022. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Net Income (Loss)

We reported a net loss of $0.7 million for the quarter ended September 30, 2023, as compared to a net loss of $1.8 million for the same period in the prior year. The increase in net income was attributable to increases in revenue combined with increased profit margins.

We reported a net loss of $0.5 million for the nine months ended September 30, 2023, as compared to a net loss of $5.3 million for the same period in the prior year. The increase in net income was attributable to increases in revenue combined with increased profit margins.

We may incur future operating losses. To maintain, grow and achieve profitability, we must, among other things, continue to incrementally grow and maintain our customer base, sell our ACH, credit card, prepaid product offerings and Output Solutions offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2023, we had cash and cash equivalents of $7.4 million. For the nine months ended September 30, 2023, cash provided by operations was $41.5 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, bad debt, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $0.7 million for the quarter ended September 30, 2023. At September 30, 2023, we had an accumulated deficit of $71.4 million. Additionally, we had working capital of $7.5 million and $5.8 million at September 30, 2023 and December 31, 2022, respectively.

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

Cash Flows

Net cash provided by operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the nine months ended September 30, 2023 was $41.5 million, as compared to net cash used by operating activities of $22.8 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities was due to the increase in prepaid card load obligations versus the same period last year. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $2.4 million as compared to cash used by operating activities of $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. For more information relating to this Non-GAAP financial measure, including a reconciliation from net cash provided (used) by operating activities to Non-GAAP adjusted Operating Cash Flow (used), please see "Key Business Metrics - Non-GAAP Financial Measures" in this Report. This increase in cash provided by operating activities was primarily attributable to a decrease in the Company's net loss, due to strong growth in revenue with improved profit margins, alongside nominal increases in SG&A. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used by investing activities was $587,451 as compared to cash used by investing activities of $642,764 for the nine months ended September 30, 2023 and 2022, respectively. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The decrease in cash used by investing activities was primarily attributable to the reduced amount of fixed asset purchases relative to the same period a year ago.

Net cash used by financing activities for the nine months ended September 30, 2023 was $111,494 and net cash used by financing activities for the nine months ended September 30, 2022 was $935,513. The decrease in cash used by financing activities was due to the Company's stock buyback program and the increased quantity of treasury stock purchased in 2022.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2023 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance, as a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

KDHM, LLC

On September 1, 2021, KDHM, LLC sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading profit and loss statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits exist and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion.

On August 18, 2023, the judge granted a summary motion entitling KDHM to deposits for customer accounts that were printed and mailed prior to the acquisition, and Usio Output Solutions, Inc. was entitled to deposits for accounts that were not yet printed, and printed but not yet mailed prior to the acquisition. Usio has requested a reconsideration of the motion, as it does not consider that deposits are only owed to KDHM if they were earned and offset against accounts receivable.

Usio Output Solutions, Inc. is scheduled for depositions beginning November 13, 2023.

We consider the risk of loss as remote related to this lawsuit.

Lifetime Home Warranty, LLC

On or about December 1, 2022, Usio and Lifetime Home Warranty, LLC ("Defendant") entered into an Automated Clearing House and Remotely Created Check Service Agreement (the “Agreement”). Pursuant to the terms of the Agreement, Usio agreed to and did provide to Defendant certain automated remotely created check and other payment processing services. Usio initiated certain payment transactions as directed by Defendant, and in exchange, Defendant agreed to pay Usio for its services. Additionally, to the extent that there were any “chargebacks” or “returns,” Defendant contractually agreed to pay Usio and/or cover the amount of these items. Chargebacks and returns are essential rejections or disputes by the Defendant’s end consumer user of the charges Usio was directed to process by Defendant. Pursuant to the Agreement and the Operating Rules and Guidelines as defined in the Agreement, Defendant’s return rate was not to exceed 0.50% of the total transaction volume. By the end of 2022, Defendant’s returns were so large that Usio terminated its Agreement with the Defendant based on the amounts owed to Usio and the risks associated with conducting further business with the Defendant. Pursuant to the Agreement, Usio invoiced Defendant on a monthly basis for all fees, chargeback and returns. Usio attempted to debit Defendant’s Settlement Account for the amount due and owing, but Defendant’s account contained insufficient funds to cover of the excessive chargebacks and returns.  Subsequent attempts to collect the amounts due and owing to Usio failed, necessitating the filing of a lawsuit in the 224th District Court of Bexar County, Texas on April 10, 2023. As of September, 2023 the amount owed to Usio, exclusive of interest or attorneys’ fees, totals $213,780. The Defendant has been served, and a motion for default judgment has been filed.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended September 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, our Board of Directors added an additional $2 million to the buyback program. The buyback program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the buyback program. On November 7, 2019, our Board of Directors approved the renewal of the buyback program. The Board approved a limit of $1,420,000, which was rolled over from the buyback program prior to renewal, with a three-year duration. On May 13, 2022, our Board of Directors authorized another renewal of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2023, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2023	1,039	$1.76	1,039	$2,708,843
August 1 - August 31, 2023	89	$1.63	89	$2,708,698
September 1 - September 30, 2023	27,673	$1.76	27,673	$2,660,124
Total	28,801		28,801	$2,660,124

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

USIO, INC

Date: November 8, 2023	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Tom Jewell
Tom Jewell
Chief Financial Officer
(Principal Accounting and Financial Officer)