Form 10-K
period 2023-12-31
Usio, Inc.
filed 2024-03-27
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, was $29,266,174 based on 15,734,502 shares of the registrant’s common stock held by non-affiliates on June 30, 2023 at the closing price of $1.86 per share as reported on the Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 22, 2024, the number of outstanding shares of the registrant's common stock was 26,342,459.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders to be held on June 18, 2024

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2023
INDEX

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

INTELLECTUAL PROPERTY

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

____________________________________

Unless the context indicates otherwise, all references in this Annual Report to “Usio,” the “Company,” “we,” “us,” and “our” refer to Usio, Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS.

General

As a cloud-based, Fintech payment processor, we serve multiple industry verticals with technology that facilitates payment acceptance and funds disbursement in a single, full-stack ecosystem. We provide payment acceptance through multiple payment methods including: payment facilitation, prepaid card and electronic billing products and services to businesses, merchants  and consumers. We seek to grow our business both organically through the continued development and enhancement of our products and services and through acquisitions of new products and services. We will continue to look for opportunities (both internally and externally) to enhance our offerings to meet customer demands as they arise.

Since 1998, Usio has entered a number of market verticals within the payments industry in order to satisfy the growing payment needs of consumers and merchants across the United States. Beginning with our Electronic Bill Presentment and Payment, or EBPP, product that launched the Company, we entered into the electronic funds transfer space through the ACH network, developing ancillary and complementary products such as PINless debit in 2016, and Remotely Created Checks, or RCC, account validation, and account inquiry in 2019. These supplementary product options offer customers access to faster and more convenient payment options and tools to improve operating efficiencies. Further, our credit card payment offering was expanded in 2017 with the development of Payment Facilitation, or PayFac, that utilizes our unique technology that allows for instant enrollment of merchants and combined our suite of payment options into an integrated platform for merchants and customers to utilize.

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with our printing and mailing services, through the acquisition of IMS in December of 2020, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product developed and debuted in 2022 that provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. This offering allows us a superior opportunity to increase our cross-selling efforts through all of our payment methods.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH payments. As well, we continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing is further expanded, allowing us to seamlessly grow as the market demands.

Payment Acceptance. We provide integrated electronic payment processing services to merchants and businesses, including credit, and debit card-based processing services and electronic funds transfer via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail via a physical check. E-checks are processed using the ACH network. We are one of nine companies that hold the prestigious NACHA certification for Third-Party Senders and were the second company to receive the certification and are the most tenured to hold the certification.

Our payment acceptance services are delivered in a variety of forms and situations. For example, our capabilities allow merchants to convert a paper check to an e-check or receive card authorization at the point-of-sale, allow our merchants’ respective customer service representatives to take e-check or card payments from their consumers by telephone, and enable their consumers to make e-check or card payments directly through the use of a website or by calling an interactive voice response telephone system.

Similarly, our PINless debit product allows merchants to debit and credit accounts in real-time.

Card-Based Services. Our card-based processing services enable merchants to process both traditional card-present, tap-and-pay, or "swipe" transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a card holder physically presents a credit or debit card to a merchant at the point-of-sale. A card-not-present transaction occurs whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet, mail, or telephone. A tap-and-pay transaction occurs whenever a consumer taps their phone on a physical terminal utilizing third party wallet services like Apple Pay®, Samsung Pay™ and Google Pay™.

Payment Facilitation. Following the completion of the Singular Payments acquisition in 2017, we launched our payment facilitation, or PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as legal, healthcare, property management, utilities and insurance. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to real-time merchant enrollment, credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, or API.

Prepaid and Incentive Card Services. Through our December 2014 acquisition of the assets of Akimbo Financial, Inc., we added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform including cardholder web and mobile applications and launched what is now our UsioCard business. As a result of this acquisition, through our subsidiary, FiCentive, Inc., we offer customizable prepaid cards which companies use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. This comprehensive money disbursement platform allows businesses to pay their contractors, employees, or other recipients by choosing among a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check. These cardholder web and mobile applications have been fully integrated into FiCentive’s prepaid card core processor, and now support all program types and brands offered by FiCentive and its clients.

As part of our Prepaid card-based processing services, we develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general and government disbursement and corporate expense cards. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™.

In our over 20+year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth Third Bank, Sunrise Bank, TransPecos and others.

Electronic Billing.  On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through the acquisition of IMS. This product offering provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. The success of this new business line depends on our ability to realize the anticipated growth opportunities; we cannot provide any assurance that we will be able to realize these opportunities.

Industry Background and Trends

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the triennial 2022 Federal Reserve Payments Study, or FRPS, as updated through July 27, 2023, the estimated number of non-cash payments continue to increase at accelerated rates. The FRPS reflects the effects of the COVID-19 pandemic which resulted in an increase of non-paper payments by 24% from 2019 through the end of 2020. The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive.

•	The value of core noncash payments in the United States grew 9.5% per year since 2018, faster than in any previous FRPS measurement period since 2000.
•	The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 204.5 billion in 2021, an increase of 30.7 billion from 2018. The value of these payments totaled $128.51 trillion in 2021, an increase of $31.47 trillion from 2018, more than twice the rate of increase in the previous three-year period (2015 to 2018).
•	ACH payments exhibited accelerating growth, increasing 8.3% per year by number and 12.7% per year by value from 2018 to 2021, and accounted for more than 90% of the rise in non-cash payments.
•	In 2021 ACH transfers grew to $91.85 trillion, representing 72% of core non-cash payments value.
•	Card payments continued to show robust growth from 2018 to 2021, collectively increasing 6.2% per year by number and 10% by value up from the 8.6% yearly rate of increase in the 2015 to 2018.
•	From 2015 to 2018, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 25.9 billion to reach 157 billion payments by number and increased $2.35 trillion to reach $9.43 trillion by value in 2018.
•	Within card payments, prepaid debit card payments had the highest growth rate in 2021 over 2018, by value, at 20.6%, compared with 13.7% per year for non-prepaid debit card payments and 7% for credit card payments.
•	Remote payments, by the end of 2020, represented 37.65% of the total number of card payments, having increased 7.2 billion by number and $37 billion in value over 2020. As a result, e-commerce comprised more than two-thirds of remote card payments by number, and 59.16% by value.
•	Chip authenticated payments accounted for 75.2% of in-person general-purpose card payments in 2020, compared with 2.0% in 2015, and grew 22.6% by number from 2018 to 2020.
•	From 2019 to 2020 innovative payment methods grew in popularity, such as contactless card, digital wallet, and P2P payments.

Figure 1 (below) illustrates the overall growth in key non-cash metrics since the Federal Reserve Payments Study was first reported for the year 2000 and reflects the acceleration of growth in recent years.

Figure 2 (below) illustrates the overall growth in key cash metrics since the Federal Reserve Payments Study was first reported for the year 2000 and reflects the acceleration of growth in recent years.

Note: All estimates are on a triennial basis, except that card payments were also estimated for 2016, 2017, 2019, and 2020. Credit card payments include general-purpose and private-label versions. Prepaid debit card payments include general-purpose, private-label, and electronic benefits transfer, or EBT, versions. Estimates for prepaid debit card payments are not available for 2000 or 2003. The points mark years for which data were collected and estimates were produced. Lines connecting the points are linear interpolations.

Source: 2022 Federal Reserve Payments Study

We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, widespread adoption of the internet and a significant increase in card not present transactions and on-line shopping during COVID-19. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments like Apple Pay®, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2023 were estimated at $1,118.7 billion, an increase of approximately 7.6% from 2022.

Products and Services

Our suite of payment solutions is driven by a sophisticated infrastructure that merges our own technology with strategic alliances, offering secure, scalable, and resilient payment processing services. Leveraging the latest in cloud computing and cybersecurity, including Microsoft Azure's robust security features, we ensure the protection of data transmissions and transactions. Our adoption of Azure's hub-spoke architecture and other cutting-edge technologies supports enhanced performance and security, facilitating seamless integrations with third-party processors and offering tailored payment services to meet the specific requirements of our clients.

The platform supports secure data exchanges using state-of-the-art encryption standards and secure communication protocols, using the latest technology in best-practices encryption to safeguard electronic transactions across the internet. With comprehensive data warehousing, we offer efficient storage, retrieval, and data analysis, ensuring all sensitive information is encrypted and securely managed.

Payment Acceptance. Our service offerings encompass a broad spectrum of ACH transaction processing, including innovative solutions like Represented Check and Check Conversion for electronic payment facilitation. Clients have the flexibility to initiate transactions via our online portal or leverage our expertise for transaction processing on their behalf via a robust API set.

We extend merchant services across major card networks (VISA, Mastercard, American Express, Discover, JCB), supported by online and physical terminal access. Our proprietary platform merges ACH and card processing capabilities, enabling businesses to handle both e-checks and card payments efficiently.

The expansion of our platform and the transition to cloud-based infrastructure underscore our commitment to speed, security, and scalability in payment processing. Our direct Fed ACH system integration, facilitated by NACHA certification, exemplifies our efforts to optimize processing efficiency, reduce costs, and enhance merchant services.

Prepaid and Incentive Card Services. Our Prepaid and Incentive Card Issuance Services are anchored by our sophisticated processing platform, which supports an array of card program types in partnership with prominent banks and offers highly customizable digital solutions. A key feature of our innovative service offerings is the integration of an external authorization engine that provides real-time transaction authorization through a unique dual-funding mechanism, enhancing transactional flexibility and user experience by allowing for the application of real-time value loads by the program managers. This engine, coupled with our comprehensive support for popular mobile wallets via Mastercard’s Digital Enablement Services, underscores our commitment to leveraging cutting-edge technology to deliver seamless and enriched payment experiences. Our platform's rapid custom solution deployment capability further cements our position as a leader in the market, demonstrating our dedication to innovation and operational agility in meeting the advanced payment solution needs of our clients.

Electronic Billing. Following the acquisition of Information Management Solutions, LLC, or IMS, we've enhanced and expanded our services to include electronic bill presentment and comprehensive document management solutions, catering to a wide array of industries. Our state-of-the-art digital printing capabilities, combined with our status as a seamless mailer with USPS, enable us to meet high-volume demands efficiently, ensuring we remain at the forefront of printing and mailing services. Output Solutions provides printing and mailing services to utilities, healthcare providers, credit unions, banks, governmental agencies, and manufacturing and other customers that have high volume billing and printing needs.

Relationships with Sponsors and Processors

We have agreements with several processors that provide us, on a non-exclusive basis,with transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore, we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the North American Banking Company, or NABC, Metropolitan Commercial Bank and TransPecos Banks. We are financially liable for all fees, fines, chargebacks, and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Fifth Third Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Fifth Third Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

We are currently sponsored by Evolve Bank & Trust, TransPecos Bank and CBW Bank in order to access certain regional debit networks. Through these sponsorships, we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without using a PIN. Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorships with Evolve Bank & Trust, TransPecos Bank and CBW Bank, we are financially liable for all fees, fines, chargebacks and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice. If either case occurs, our revenue could be negatively affected. In January 2018, our previous sponsor, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions for a short period of time. We secured a relationship with Evolve Bank & Trust and resumed processing PINless debit transactions and subsequently secured a sponsoring relationship with CBW Bank in 2021 and TransPecos bank in 2023.

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

Sales and Marketing

We sell and market our ACH products and services primarily through non-exclusive resellers that act as an external sales force, with minimal direct investment in sales infrastructure and management, as well as direct contact by our sales personnel. Our direct sales efforts are coordinated by two sales executives and supported by other employees who function in sales capacities. Our primary market focus is on companies generating high volumes of electronic payment transactions. We tailor our sales efforts to reach this market by pre-qualifying prospective sales leads through direct contact or market research. Our sales personnel typically initiate contact with prospective customers that we identify as meeting our targeted customer profile.

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

We also offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. This service, which we began with the acquisition of IMS in December 2020, allows us to cross-sell existing service offerings to our customers.

Customers

Our customers are consumers, merchants, and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, law firms, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased 12% to 6,281 customers at December 31, 2023 from 5,601 customers at December 31, 2022. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2023 or 2022.

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

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our keen understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience and expertise in the electronic payments industry. We believe this allows us to satisfy the market demands for risk management, and service reliability. Furthermore, we believe we present a competitive distinction through our internal technology to provide a single integrated payment warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. This integrated payments approach helps offer superior quality in service, alongside industry leading implementation times, and platform reliability. We also believe our customized technology solutions and high level of service provide a competitive advantage, particularly for smaller businesses that do not have large internal technology capabilities or the ability to comply with payment security regulations, saving our customers time and money, while offering a broad range of diverse payment options.

Due to our proprietary systems and our ability to create and establish corporate-branded card programs in shorter time frames than our competitors, our prepaid card offerings are competitive with those of much larger companies. We also believe that our ten plus years of prepaid industry experience in processing and managing prepaid card programs is a competitive advantage over many of our competitors. We believe our connectivity and the ability to process via the contact-less networks of Apple Pay®, Samsung Pay™ and Google Pay™ are also competitive advantages. We also believe that the Akimbo mobile application technology and advanced card holder websites provide a competitive advantage in securing both consumers and business clients that have a need for a card program for their customer base. Finally, we believe we hold a significant competitive advantage over potential entrants into the prepaid industry as a result of the significant barrier in obtaining bank sponsorships for prepaid card program management and an even higher barrier for performing prepaid card processing.

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

Human Capital Resources

As of December 31, 2023, we had 126 full-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

Growth and Development. Our strategy to develop and retain the best talent includes an emphasis on employee training and development. We promote our core values of ownership, innovation, camaraderie, service, authenticity and trust as an organization and offer awards to colleagues who exemplify these qualities. We require a mandatory online training curriculum for our employees that includes annual anti-harassment and anti-discrimination training.

Inclusion and Diversity. Our inclusion and diversity program focuses on our employees, workplace and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our employees should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs or other characteristics. Inclusion and diversity remain a common thread in all of our human resource practices so that we can attract, develop and retain the best talent for our workforce.

Available Information

Usio was founded under the name Billserv.com, Inc. in July 1998 and incorporated in the State of Nevada. On June 26, 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100.

Our corporate website is located at www.usio.com. We make available on this website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Interested persons can view such materials without charge under the "Investor Relations" section and then by clicking "Financials" on the Company's website, www.usio.com.

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

Since 2014, we have completed a total of four acquisitions which have allowed us to expand our product offerings. For example, we acquired the assets of IMS, a business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions on December 15, 2020. We also continue to invest in our established business lines and new markets, such as our payment facilitation, and prepaid card business. While we have grown the proportion of revenue from these newer products and services and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. At December 31, 2023 we had $7.2 million of cash and cash equivalents, and for the year ended December 31, 2023, operating activities provided $14.9 million. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash provided by adjusted operating activities, was $2.8 million for the year ended December 31, 2023. Adjusted operating cash flow is viewed by the company as a superior indicator of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations. Refer to Item 7, under the subsection "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics - Non-GAAP Financial Measures" for our reconciliation of operating cash flows to adjusted operating cash flows. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling assets, borrowing money from a third party, or by selling debt or equity securities. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities. If we must cease or reduce our operating activities, you may lose your entire investment.

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

If we do not adapt to rapid technological change, including as a result of artificial intelligence, our business may fail.

Our success depends on our ability to develop new and enhanced services and related products that meet ever changing customer needs and industry standards. However, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing and are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities and develop and introduce new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail.

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

We have contractual relationships with North American Banking Company, or NABC, Metropolitan Commercial Bank, and TransPecos Bank, which are Originating Depository Financial Institutions, or ODFI, in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An ODFI is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationships with Metropolitan Commercial Bank, TransPecos Bank, and NABC, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to TransPecos Bank, and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if one or all of Metropolitan Commercial Bank, TransPecos Bank, or NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

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

Table of Content

If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, Mastercard and Discover credit card associations or if our current processors cancel or fail to renew our contracts, we may have to find a new third-party processing provider, which could increase our costs.

Substantially all of the card-based transactions we process involve the use of Visa, Mastercard or Discover credit cards. In order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have agreements with TriSource Solutions, LLC, Card Connect / First Data Merchant Services Corp. and Global Payments Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa and Mastercard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, Card Connect or Global Payments, or our bank sponsors, Central Bank of St. Louis, Wells Fargo Bank, TransPecos Bank, CBW Bank or Evolve Bank & Trust fail to comply with the applicable requirements of the Visa, Mastercard, and Discover card associations, Visa, Mastercard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, Mastercard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

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

We reported a net loss of $0.5 million and $5.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. Including these results, we have an accumulated deficit of $71.3 million at December 31, 2023. Our future operating results are not certain and we may incur future operating losses.

We may need to raise additional capital to pursue product development initiatives and to penetrate additional markets for the sale of our products in the future. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means but we cannot assure you that we will be able to complete such a financing on terms acceptable to us or at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to expand our product offerings and customer base in the United States, which are critical to the realization of our business plan and to future operations.

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.

As of December 31, 2023, we had deferred tax assets of $1.5 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors.

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

In order to provide processing services for our Mastercard prepaid card program, we must be either a member of a payment network or be registered as a prepaid processor of Mastercard. Sunrise Banks, N.A. has sponsored us under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. Registration as a prepaid processor is dependent upon our being sponsored by member clearing banks. If our sponsor bank should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member of the association, we may no longer be able to provide prepaid processing services to our Mastercard customers, which would negatively impact our revenues and earnings.

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

The establishment of the federal Consumer Financial Protection Bureau, or CFPB, will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. For example, on October 5, 2016, the CFPB issued a final rule to regulate certain prepaid accounts, or the Prepaid Account Rule. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements, adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. The Prepaid Account Rule took effect on April 1, 2019, subject to certain exceptions. On January 25, 2018, the CFPB announced certain changes to the Prepaid Account Rule, including allowing the error resolution and liability limitations protections to apply prospectively, after a consumer’s identity has been verified, and providing more flexibility to credit cards linked to digital wallets. On February 27, 2019, the CFPB also announced a streamline electronic submission system, or Collect, for prepaid account issuers to submit their prepaid account agreements, including fee information, to the CFPB. All prepaid account agreements offered as of April 1, 2019 must be uploaded to Collect by May 1, 2019. Thereafter, prepaid account issuers must make a submission to the CFPB within 30 days after a new agreement is offered, a previously submitted agreement is amended, or a previously submitted agreement is no longer offered. Compliance with existing and new obligations as result of further expanding consumer protections regulations, could result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business.

Table of Conte

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

Table of Content

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

Pursuant to our employment agreement, as amended, with Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer, in the event of change in control, termination without cause, termination by employee, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 times the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We estimate the cash disbursements over time to be $4.0 million for the agreement with  Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $2.4 million for the agreement with Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for three years. We estimate the cash disbursement over time to be $2.4 million for the agreement with Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

Significant portions of our revenue and earnings are derived from fees from processing consumer ACH, prepaid, credit, and debit card transactions. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or in any other country where we do business could adversely affect our revenues and earnings. Please also refer to "General Risk Factors" in this Item 1A in this Annual Report on Form 10-K

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $573,281 and $299,162, respectively, in 2023 and 2022. We experienced an increase in fraudulent accounts in 2023 as a result of growth in our prepaid card business of 105%. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

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

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. Our business has also been affected by anti-terrorism legislation, such as the USA PATRIOT Act. Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A., the issuing bank for our prepaid card programs and in our capacity as an agent for Metropolitan Commercial Bank, NABC and TransPecos Bank, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

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

The market for our common stock is highly volatile. In 2023, our stock price fluctuated between $1.45 and $2.36. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Pursuant to our 2015 Equity Incentive Plan (the “2015 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. There are 5,000,000 shares of Common Stock reserved for issuance under the 2015 Plan. Additionally, the number of shares of our Common Stock reserved for issuance under our 2015 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors. As of December 31, 2023, we had granted awards under the 2015 Plan for 7,889,455 shares of Common Stock and have 5,510,845 shares still reserved.

In addition, pursuant to our 2023 Employee Stock Purchase Plan (“ESPP”), we have reserved 2,500,000 shares of Common Stock.  The number of shares of our Common Stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of Common Stock that would cause the aggregate number of shares of Common Stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares. As of December 31, 2023, no shares of our Common Stock had been purchased pursuant to the ESPP.

Unless our board of directors elects not to increase the number of shares available for future grant pursuant to our 2015 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of March 22, 2024, we had 26,342,459 shares of Common Stock outstanding of which 4,992,659 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.

Our directors and officers have substantial control over us.

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 19% of our outstanding Common Stock as of March 22, 2024. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.

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

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our Information Security, Network Administration, Compliance and Legal teams regarding matters of cybersecurity.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. As of 2023, our Information Security Management System has been certified to conform to SOC 2 Type 2 and PCI, and are working to conform to ISO 27001.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

The Board of Directors is responsible for overseeing the Company’s enterprise risk, and has established its Risk and Cybersecurity Committee with specific responsibility for overseeing cybersecurity threats, among other things. The Company’s cybersecurity organization is led by the CTO, who is responsible for assessing and managing material risks from cybersecurity threats and reports to Usio’s CEO, CAO, and Legal team, as well as to the Risk and Cybersecurity Committee. The CTO has served in this role for 16 years, and more than 20 years with the Company developing, maintaining, and securing our corporate network and information technology systems. The CTO holds a bachelor's degree in Information Technology from the University of Texas at San Antonio with over 11 years of previous software and hardware systems engineering experience.

The CTO and the Cybersecurity Management Board monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of the Company’s incident response plans, which include escalation to the CTO and the Cybersecurity Management Board, as appropriate. As discussed above, the CTO reports out to the Risk and Cybersecurity Committee about cybersecurity threat risks, among other cybersecurity related matters, at least quarterly.

ITEM 2. PROPERTIES.

We entered into a lease in San Antonio, Texas commencing on May 1, 2018 for our headquarters and operations. The lease is for a period of 75 months and expires on July 31, 2024. The space leased ranges from 6,000 square feet to 10,535 square feet. Annual rents during the lease term will range from $117,000 to $232,000. Rental expense under the lease was $157,682 and $150,129 for the years ended December 31, 2023 and 2022, respectively.

We also entered into a lease in Nashville, Tennessee commencing on March 1, 2018 for our Nashville based sales organization. The lease is for a period of 62 months and expiring on April 30, 2023. The space leased is 3,794 square feet. Annual rents during the lease term range from $117,000 to $122,000. Rental expense for the years ended December 31, 2023 and 2022 were $36,995 and $102,976, respectively. We did not enter into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of this current lease agreement.

On December 15, 2020, we assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for our employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the years ended December 31, 2023 and 2022 was $117,836 and $112,504 respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. On January 26, 2023, the Company entered into a lease amendment commencing on February 1, 2023, extending the term of the existing lease for a period of 23 months and expiring on January 31, 2025. The space leased is 1,890 square feet. Rental expense for the year ended December 31, 2023 and 2022 was $79,467 and $83,610 respectively.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease. The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the year ended December 31, 2023 and 2022 was $48,113 and $46,658 respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing on April 1, 2022 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816. Rental expense for the year ended December 31, 2023 and 2022 was $104,375 and $75,269 respectively.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2024.

ITEM 3. LEGAL PROCEEDINGS.

BEN KAUDER, NINA PIOLETTI, & TRIPLE PAY PLAY, INC.

In 2017, USIO acquired Singular Payments, Inc. (“Singular”), another payment processing company with offices in Nashville, Tennessee and St. Augustine, Florida.

Ben Kauder and Nina Pioletti were executives of Singular; after the acquisition, USIO hired them as executive-level employees.  USIO hired Kauder to serve as Senior Vice President of Integrated Payments, and Pioletti was hired to serve as Director of Sales. As a condition of employment, Kauder and Pioletti agreed to be bound by certain USIO policies, including as it relates to preserving the confidentiality of USIO’s proprietary information. As USIO executives, Kauder and Pioletti were afforded access to and contributed to the development of USIO’s trade secrets and other proprietary information not generally known by the public at large, including but not limited to financial information, marketing plans, cost and operational/strategic plans, and sales presentations.

In May 2021, Kauder resigned from USIO followed by Pioletti in July of 2022. Thereafter, Kauder and Pioletti formed Triple Pay Play, another payment processing company which competes with the same services as USIO. Upon information and belief, Kauder and Pioletti were working to form Triple Pay Play while employed by USIO, during USIO business hours, and while using USIO resources and USIO property.

On or about June 21, 2023, USIO filed suit against Ben Kauder, Nina Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On July 6, 2023, Ben Kauder, Nina Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in February of 2024, USIO refiled its case in Tennessee, where Kauder, Nina, and Triple Pay Play reside.

Currently, this case is in the early-stage discovery.

GREENWICH BUSINESS CAPITAL, LLC

On or about September 25, 2019, Usio, Inc., (USIO) and Greenwich Business Capital LLC (“GBC”), entered into an Agreement for payment processing services (the “Agreement”). Pursuant to the terms of the Agreement, USIO effectively terminated the Agreement with GBC on October 31, 2023, by providing Greenwich with a 30-days written notice as required by the Agreement.

On November 13, 2023, GBC filed lawsuit against USIO, alleging violations of the NACHA rules. In early March of 2024, USIO filed a Motion to Dismiss for improper venue and failure to state a claim. The motion is set to be heard in May of 2024.

KDHM, LLC

On September 1, 2021, KDHM, LLC, an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading profit and loss statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion.

On August 18, 2023, the judge granted a summary motion entitling KDHM to deposits for customer accounts that were printed and mailed prior to the acquisition, and Usio Output Solutions, Inc. was entitled to deposits for accounts that were not yet printed and printed but not yet mailed prior to the acquisition. Usio has requested a reconsideration of the motion, as it does not consider that deposits are only owed to KDHM if they were earned and offset against accounts receivable.

On March 4, 2024, the court held a hearing on KDHM’s Supplemental Rule 166(G) Motion; the court granted the motion in favor of KDHM. However, USIO believes the court erred in granting the motion and ultimately filed a motion for reconsideration on March 19, 2024.

Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g) Motion is set to be heard on March 28, 2024.

OTHER PROCEEDINGS

Aside from these proceedings, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition, or results of operations.

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

Holders

On March 22, 2024, 26,342,459 shares of our common stock were issued and outstanding. As of March 22, 2024, there were 3,377 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. On May 13, 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. The new buyback program terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. The following table shows our fourth quarter of 2023 stock purchases under the buyback plan as of December 31, 2023:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
	(a)		(or units) purchased as	value) of shares (or
	Total number of	(b)	part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs

October 1, 2023 to October 31, 2023	346	$2.02	346	$2,659,425
November 1, 2023 to November 30, 2023	11,753	$1.71	11,753	$2,639,381
December 1, 2023 to December 31, 2023	198,447	$1.85	198,447	$2,271,392
Total	210,546			$2,271,392

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "will," "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this annual report on Form 10-K and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We serve multiple industry verticals with technology that facilitates payment acceptance and funds disbursement in a single, full-stack ecosystem. We provide payment acceptance, card-based processing, prepaid card, payment facilitation and electronic billing products and services  to businesses, merchants  and consumers.

In addition, we offer customizable prepaid cards which companies use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™. Our PINless debit product allows merchants to debit and credit accounts in real-time. In our over 25-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth-Third Bank, Sunrise Bank, and Wells Fargo Bank.

We also offer payment facilitation, or PayFac services through a leveraged, one to many, distribution model. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as legal, healthcare, property management, utilities and insurance. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

As a result of the acquisition of the assets of Information Management Solutions, LLC, or IMS, in December 2020, we also offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions.  This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth, and assess the needs of the market to both enhance and maintain our existing product set, alongside the incorporation of new features and payment processing products. In particular, we are focused on growing our ACH merchants, adding new software integrators, growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while also providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of the organization allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs.

We reported a net loss of $0.5 million and $5.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. We had an accumulated deficit of $71.3 million at December 31, 2023.

In 2023, we processed $5.3 billion for all payment types, which was down 26% from the prior year volume of $7.2 billion total dollars processed due to our exit from the crypto space and attrition in legacy credit card processing portfolios driven by challenges competing in the Independent Sales Organization, or ISO, market while we focus on our PayFac distributed sales force and Independent Software Vendor, or ISV, market. We believe this strategy will drive superior results over time. Total transactions processed were down 9% to 37.2 million. ACH or electronic check transactions processed for 2023 decreased by 20% compared to 2022. Returned check transactions decreased by 15% in 2023 compared to 2022. Credit card dollars processed in 2023 increased by 6% compared to 2022 and credit card transactions processed for 2023 increased by 9% compared to 2022. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 76% and transaction volume increased by 52%.

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases, when repurchases of stock on an established securities market exceed $1 million in a tax year. On May 13 2022, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. In the year ended December 31, 2023, the Company had repurchased $0.5 million of stock as part of its buyback program. Should the Company opt to continue the repurchase of its securities on the open market, and the IRA remain in effect, we may qualify for this tax in 2024, and future years.

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Due to the higher interest rates set by the Federal Reserve, the Company was able to increase interest income in 2023. As interest rates fluctuate depending on the Federal Reserve's target rates to combat inflation and unemployment, we may not be able to recognize similar levels of interest income in the future.

The Company continues to invest in growth initiatives to drive increased revenues, and profitability metrics. However, sustaining growth at existing rates may not occur. While we recognized high levels of growth in 2023, a significant portion of this growth was due to the Prepaid card business benefitting from outsized growth in 2022 and 2023 as a result of large incentive programs brought on by the Covid-19 pandemic. Those programs have begun winding down, requiring new card programs and clients being brought on to replace prior revenues. While we expect growth to continue, it is possible that we may not see similar rates of expansion moving forward.

Critical Accounting Policies and Estimates

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, credit losses, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider these accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

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

Reserve for Expected Credit Losses

We establish an allowance for accounts receivable, which represents our estimate of current expected allowances for credit losses. This evaluation process is subject to numerous estimates and judgements. This allowance is primarily based on expectations of unrecoverable receivables based on historical losses, as well as forecasted trends in customer instability, and general market conditions. The Company reviews this allowance quarterly on an account-by-account basis. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our merchant and consumer receivables.

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

We reported an adjusted EBITDA of  $0.3 million for the quarter ended December 31, 2023, as compared to an adjusted EBITDA of $1.0 million for the same period in the prior year. The decrease in adjusted EBITDA in the 2023 quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported an adjusted EBITDA of  $2.4 million for the twelve months ended December 31, 2023, as compared to an adjusted EBITDA loss of $0.4 million for the same period in the prior year. The increase in adjusted EBITDA in 2023 was attributable to strong revenue growth contributing to increased gross profit versus the prior year, that outpaced our growth in SG&A.

The following table is a reconciliation of Net Loss to EBITDA for the three and twelve months ended December 31, 2023 and 2022.

	Three Months Ended (unaudited)		Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Reconciliation from Operating Income/(Loss) to Adjusted EBITDA:
Operating Income/(Loss)	$(771,712)	$(90,814)	$(1,922,500)	$(5,214,430)
Depreciation and amortization	521,932	571,650	2,081,533	2,735,118
EBITDA	(249,780)	480,836	159,033	(2,479,312)
Non-cash stock-based compensation expense, net	545,711	531,666	2,222,969	2,072,041
Adjusted EBITDA	$295,931	$1,012,502	$2,382,002	$(407,271)

Calculation of Adjusted EBITDA margins:
Revenues	$19,362,718	$18,705,496	$82,591,109	$69,428,285
Adjusted EBITDA	295,931	1,012,502	2,382,002	(407,271)
Adjusted EBITDA margins	1.5%	5.4%	2.9%	(0.6)%

We reported cash provided by adjusted operating cash flows of $2.8 million for the twelve months ended December 31, 2023 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $0.7 million provided during the twelve months ended December 31, 2022.  Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as we believe that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided (used) by operating activities are not inclusive of any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes Non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The increase in adjusted operating cash flows in the current year compared to the year prior was attributable to a decrease in the Company's net loss, due to revenue growth driving gross profit increases, at a rate that exceeded our SG&A increase versus the prior year.

The following table is a reconciliation from operating cash flow (used) to adjusted operating cash flow (used) for the twelve months ended December 31, 2023.

	December 31, 2023	December 31, 2022

Reconciliation from Operating Cash Flow (used) to Non-GAAP Adjusted Operating Cash Flow (used):
Net cash provided (used) by operating activities	$14,915,902	$(17,036,477)
Operating cash flow (used) adjustments:
Prepaid card load obligations	(11,408,212)	16,420,132
Customer deposits	(311,609)	(189,929)
Merchant reserves	(400,594)	1,471,652
Operating lease right-of-use assets	(374,701)	(6,630)
Operating lease liabilities	403,506	24,052
Total adjustment of cash provided (used) by operating activities	$(12,091,610)	$17,719,277
Adjusted operating cash flows (used)	$2,824,292	$682,800

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network, the program management and processing of prepaid debit cards, and we also now offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.

	Three Months Ended December 31,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$3,940,961	$3,796,884	$144,077	4%
Credit card revenue	6,851,743	6,625,637	226,106	3%
Prepaid card services revenue	4,019,266	3,384,242	635,024	19%
Output solutions revenue	4,550,748	4,898,733	(347,985)	(7)%
Total Revenue	$19,362,718	$18,705,496	$657,222	4%

	Year Ended December 31,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$14,888,973	$14,782,606	$106,367	1%
Credit card revenue	28,476,591	27,121,621	1,354,970	5%
Prepaid card services revenue	18,729,350	9,117,670	9,611,680	105%
Output solutions revenue	20,496,195	18,406,388	2,089,807	11%
Total Revenue	$82,591,109	$69,428,285	$13,162,824	19%

Total revenues for 2023 increased by 19% to $82.6 million from $69.4 million in 2022. Key drivers of the revenue growth include growth in our Prepaid business line as a result of sustained and growing relationships with major cities in the U.S. by facilitating disbursements to individuals and families in need of financial assistance. This growth was bolstered by gains in our Output solutions business line, thanks to our ability to capitalize on strong cross-selling efforts and execution on our well-developed pipeline of new business opportunities, along with growth in credit card revenues due to our PayFac business line's continued traction with independent software vendors, or ISVs. Our ACH and complementary services revenues were up slightly on the year, after recovering from our exit from crypto following the loss of one of our largest customers, thanks to net new customer relationships and growth in our ancillary ACH services, such as RCC.

Cost of Services

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $64.0 million and $54.8 million for 2023 and 2022, respectively. Cost of services expenses increased by $9.2 million, or 17%, in 2023 as compared to 2022 primarily due to increased transaction costs associated with our revenue growth.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profit was $18.6 million and $14.6 million for 2023 and 2022, respectively. Gross profit increased by $4.0 million, or 27%, in 2023 as compared to 2022. The key drivers of the increased gross profit were attributable to strong revenue growth, and improved gross margin percentages due to improved profitability across our business lines with increased scale.

Stock-based Compensation

Stock-based compensation expense increased marginally to $2.2 million in 2023 from $2.1 million in 2022. Our stock-based compensation expenses for 2023 and 2022 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The increase in stock-based compensation is primarily attributable to our February 8, 2023 employee stock grant. Please refer to Note 8 to our Consolidated Financial Statements included elsewhere in this annual report for incremental information regarding these stock grants.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses, or SG&A, increased to $16.2 million in 2023 from $15.0 million in 2022. The increase of $1.2 million, or 8%, represented continued investments in the Company's security and IT infrastructure to strengthen the Company's defense from cybersecurity risks. Further investments were made to increase our customer success, implementations of merchant onboarding processes, and partner and client integrations strategy to sustain existing operations and future growth, as well as staffing and employee retention.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense decreased to $2.1 million in 2023 as compared to $2.7 million in 2022. The decrease of $0.6 million, or 24%, was primarily attributable to the completed depreciation of customer list assets from our 2017 acquisition of Singular Payments.

Other Income

Interest income increased to $1.7 million in 2023 from $15,237 in 2022 due to higher interest-bearing cash balances. Other income (expense) was $44,798 for 2023, as compared to expense of $4,051 for 2022.

Income Taxes

Income tax expense was $292,524 in 2023 and $280,000 in 2022. The income tax expense represents amounts incurred under the Texas margin tax and Tennessee franchise tax.

Net income tax expense reported was $292,524 in 2023, and $280,000 in 2022.

Net Income (Loss)

We reported a net loss of $0.5 million and $5.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. The decrease in net loss was primarily related to our strong revenue growth driving increased gross profits versus the prior year, at a rate that outpaced our increased in SG&A alongside significant improvements in interest income.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations and, if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. At December 31, 2023, we had $7.2 million of cash and cash equivalents, as compared to $5.7 million of cash and cash equivalents at December 31, 2022.  The increase was primarily a result of the decrease in net loss, combined with reduced stock repurchases in 2023 versus 2022. For the year ended December 31, 2023 net cash provided by operating activities was $14.9 million and for the year ended December 31, 2022, cash used by operations was $17.0 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues. To the extent we require other sources of capital, we may seek a commercial line of credit or sell debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.

We reported a net loss of $0.5 million and  $5.5 million for the years ended December 31, 2023 and 2022, respectively.  Additionally, we reported working capital of $8.0 million and $5.8 million at December 31, 2023 and 2022, respectively.

We have in the past, and may in the future, utilize equipment loans in order to finance the cost of particular pieces of equipment. On March 20, 2021, we entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%.  Payments in 2023  on this equipment loan were $54,634.

On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Payments on this equipment loan were $9,894. We cannot assure you that such financing may be available to us on terms acceptable to us, or at all, in the future.

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

Cash Flows

Net cash provided by operating activities totaled $14.9 million for 2023 as compared to net cash used by operating activities of $17.0 million in 2022. After adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves included in the statement of cash flows, net cash provided by adjusted operating activities was $2.8 million for the year ended December 31, 2023 and net cash provided by adjusted operating activities was $0.7 million for the year ended December 31, 2022. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as we believe these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. The Company believes Non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The increase in net cash generated by adjusted operating activities in 2023 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations and merchant reserves) was primarily attributable to decreases in our net loss related to increased interest income, revenue, and gross profit growth.

Net cash used by investing activities was $0.8 million for 2023 and $0.8 million in 2022. The decrease in investing activities was due to reduced expenditures on the purchase of property and equipment.

Net cash used by financing activities for 2023 was $0.5 million compared to net cash used by financing activities of $1.4 million for 2022. The decrease in cash used by financing activities was primarily attributable to a reduction in stock repurchases in 2023, a decrease of approximately $0.9 million over 2022.

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

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets – Customer Lists

Description of the Matter

As of December 31, 2023, the Company had intangible assets relating to acquired customer lists which are recorded at their cost basis net of accumulated amortization. On at least an annual basis, the Company performs an analysis of the carrying value of these customer lists to evaluate the assets for impairment. The customer list is amortized over a five-year term and no impairment has been recognized on the customer list portfolios since their acquisition. We identified the customer list valuation as a critical audit matter because of the significant estimates and forward-looking assumptions used which could be affected by future economic and market conditions.

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

/s/ ADKF, P.C.

ADKF, P.C.

San Antonio, Texas United States

March 27, 2024

PCAOB ID 297

We have served as the Company's auditor since 2004.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$7,155,687	$5,709,117
Accounts receivable, net	5,564,138	4,371,640
Settlement processing assets	44,899,603	49,737,068
Prepaid card load assets	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Inventory	422,808	507,355
Prepaid expenses and other	444,071	450,389
Current assets before merchant reserves	91,931,011	82,500,452
Merchant reserves	5,310,095	4,909,501
Total current assets	97,241,106	87,409,953

Property and equipment, net	3,660,092	3,222,816

Other assets:
Intangibles, net	1,753,333	2,625,360
Deferred tax asset	1,504,000	1,504,000
Operating lease right-of-use assets	2,420,782	2,795,483
Other assets	355,357	355,357
Total other assets	6,033,472	7,280,200

Total Assets	$106,934,670	$97,912,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,031,141	$858,622
Accrued expenses	3,801,278	3,721,108
Operating lease liabilities, current portion	633,616	617,319
Equipment loan, current portion	107,270	56,429
Settlement processing obligations	44,899,603	49,737,068
Prepaid card load obligations	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Current liabilities before merchant reserve obligations	83,917,612	76,715,429
Merchant reserve obligations	5,310,095	4,909,501
Total current liabilities	89,227,707	81,624,930

Non-current liabilities:
Equipment loan, non-current portion	718,980	14,994
Operating lease liabilities, non-current portion	1,919,144	2,338,947
Total liabilities	91,865,831	83,978,871

Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2023 and 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 28,671,606 and 27,044,900 issued and 26,332,523 and 25,097,963 outstanding in 2023 and 2022 (see Note 11)	197,087	195,471
Additional paid-in capital	97,479,830	94,048,603
Treasury stock, at cost; 2,339,083 and 1,946,937 shares in 2023 and 2022 (see Note 11)	(4,362,150)	(3,749,027)
Deferred compensation	(6,907,775)	(5,697,900)
Accumulated deficit	(71,338,153)	(70,863,049)
Total stockholders' equity	15,068,839	13,934,098

Total Liabilities and Stockholders' Equity	$106,934,670	$97,912,969

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2023	December 31, 2022

Revenues	$82,591,109	$69,428,285
Cost of services	63,992,417	54,835,069
Gross profit	18,598,692	14,593,216

Selling, general and administrative:
Stock-based compensation	2,222,969	2,072,041
Other expenses	16,216,690	15,000,487
Depreciation and Amortization	2,081,533	2,735,118
Total operating expenses	20,521,192	19,807,646

Operating (loss)	(1,922,500)	(5,214,430)

Other income:
Interest income	1,695,122	15,237
Other income (expense)	50,000	—
Interest expense	(5,202)	(4,051)
Other income and (expense), net	1,739,920	11,186

(Loss) before income taxes	(182,580)	(5,203,244)

Federal income tax (benefit)	—	—
State income tax expense	292,524	280,000
Income taxes	292,524	280,000

Net (Loss)	$(475,104)	$(5,483,244)

(Loss) Per Share
Basic (loss) per common share:	$(0.02)	$(0.27)
Diluted (loss) per common share:	$(0.02)	$(0.27)
Weighted average common shares outstanding (see Note 12)
Basic	20,105,968	20,379,386
Diluted	20,105,968	20,379,386

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2021	26,807,145	$195,235	$93,100,129	$(2,404,458)	$(6,842,195)	$(65,379,805)	$18,668,906

Issuance of common stock under equity incentive plan	369,755	368	1,182,939	—	(166,329)	—	1,016,978
Warrant compensation cost	—	—	20,963	—	-	—	20,963
Reversal of deferred compensation amortization that did not vest	(132,000)	(132)	(255,428)	—	145,498	—	(110,062)
Deferred compensation amortization	—	—	—	—	1,165,126	—	1,165,126
Purchase of treasury stock	—	—	—	(1,344,569)	—	—	(1,344,569)
Net (loss) for the year	—	—	—	—	—	(5,483,244)	(5,483,244)

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,731,506	1,731	3,619,315	—	(2,650,505)	—	970,541
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	1,337,539	—	1,337,539
Non-cash return of treasury stock	—	—	—	(156,162)	—	—	(156,162)
Purchase of treasury stock	—	—	—	(456,961)	—	—	(456,961)
Net (loss) for the year	—	—	—	—	—	(475,104)	(475,104)

Balance at December 31, 2023	28,661,406	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023	December 31, 2022

Operating Activities
Net (loss)	$(475,104)	$(5,483,244)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	1,209,506	1,196,584
Amortization	872,027	1,538,534
Employee stock-based compensation	2,190,369	2,072,041
Vendor stock-based compensation	32,600	—
Amortization of warrant costs	—	20,963
Non-cash revenue from return of treasury stock	(156,162)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,192,498)	607,853
Prepaid expenses and other	6,318	(23,426)
Operating lease right-of-use assets	374,701	6,630
Other assets	—	(10,000)
Inventory	84,547	(72,823)
Accounts payable and accrued expenses	252,689	853,965
Operating lease liabilities	(403,506)	(24,052)
Prepaid card load obligations	11,408,212	(16,420,132)
Merchant reserves	400,594	(1,471,652)
Customer deposits	311,609	189,929
Deferred revenue	—	(17,647)
Net cash provided (used) by operating activities	14,915,902	(17,036,477)

Investing Activities
Purchases of property and equipment	(834,964)	(812,242)
Net cash (used) by investing activities	(834,964)	(812,242)

Financing Activities
Payments on equipment loan	(56,992)	(54,771)
Purchases of treasury stock	(456,961)	(1,344,569)
Net cash (used) by financing activities	(513,953)	(1,399,340)

Change in cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves	13,566,985	(19,248,059)
Cash, cash equivalents, prepaid card loads, customer deposits and merchant reserves, beginning of year	32,343,501	51,591,560

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	45,910,486	32,343,501

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,202	$4,051
Income taxes	116,204	269,500
Non-cash investing and financing activities:
Issuance of deferred stock compensation	2,650,505	166,229
Non-cash transaction for acquisition of equipment in exchange for note payable	811,819	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

	Year Ended December 31,
	2023	2022	$ Change	% Change

ACH and complementary service revenue	$14,888,973	$14,782,606	$106,367	1%
Credit card revenue	28,476,591	27,121,621	1,354,970	5%
Prepaid card services revenue	18,729,350	9,117,670	9,611,680	105%
Output solutions revenue	20,496,195	18,406,388	2,089,807	11%
Total Revenue	$82,591,109	$69,428,285	$13,162,824	19%

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service.

The deferred revenue balances are as follows:

	2023	2022

Deferred revenues, beginning of period	$—	$17,647
Deferred revenues, end of period	—	—
Revenue recognized in the period from amounts included in deferred revenues at the beginning of the period	$—	$17,647

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2023	December 31, 2022

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$5,709,117	$7,255,321
Prepaid card load assets	20,170,761	36,590,893
Customer deposits	1,554,122	1,364,193
Merchant reserves	4,909,501	6,381,153
Total	$32,343,501	$51,591,560

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,155,687	$5,709,117
Prepaid card load assets	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Merchant reserves	5,310,095	4,909,501
Total	$45,910,486	$32,343,501

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $319,000 at December 31, 2023 and 2022.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to credit losses have been within its expectations. If the financial condition of its customers deteriorates, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2023 and 2022, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2023 and December 31, 2022, the Company capitalized $634,571 and $584,246, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2023 or 2022.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2023 and 2022, respectively, the Company’s reserve for processing losses was $826,528 and $755,494, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $16,500 and $94,000 in advertising costs in 2023 and 2022, respectively.

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

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 80% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2023, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 4%. The Company made matching contributions of $280,619 and $262,530 in 2023 and 2022, respectively.

Earnings (Loss) Per Share: Basic and diluted (loss) per common share are calculated by dividing earnings by the weighted average number of common shares outstanding during the period.

Recently Adopted Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Topic 326 is effective for fiscal years beginning after December 25, 2022, including interim periods within those fiscal years for smaller reporting companies.  We adopted this guidance effective January 1 2023 on a prospective basis. Our financial statements were not materially impacted upon adoption. For additional information, see "Note 4 - Valuation Accounts."

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Property and Equipment

Property and equipment consisted of the following at December 31:

	2023	2022
Software	$7,688,476	$7,053,905
Equipment	3,542,707	2,530,498
Furniture and fixtures	818,522	818,522
Leasehold improvements	207,624	207,624
Total property and equipment	12,257,329	10,610,548
Less: accumulated depreciation	(8,597,237)	(7,387,732)
Net property and equipment	$3,660,092	$3,222,816

Note 3. Intangibles

Akimbo Financial, Inc. Acquisition (2015)

On December 22, 2014, we acquired substantially all of the assets of Akimbo Financial, Inc. The intangibles acquired in the acquisition consist of the customer list and contracts at cost of $396,824 (net of accumulated amortization of $396,824 at December 31, 2023) and goodwill of $9,759. The intangible asset was fully amortized as of December 31, 2017. The fair value of the customer list and contracts was calculated using the net present value of the projected gross profit to be generated by the customer list over a period of 36 months beginning in January 2015 and was amortized over 3 years at $163,139 annually.

Goodwill was determined based on the purchase price paid over the assets acquired and has an indefinite life, which is tested for impairment annually.

Singular Payments, LLC Acquisition (2017)

On September 1, 2017, we acquired all of the membership interest of Singular Payments, LLC. The intangibles acquired in such acquisition consist of customer list assets of $5,000,000 at cost (net of accumulated amortization of $5,000,000 at December 31, 2023). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in September 2017 and ending in August 2022. Amortization expense in 2023 and 2022 was $0 and $666,667 respectively.

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost (net of accumulated amortization of $2,615,761 at December 31, 2023). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense will be $871,867 per year through the year 2025.

Note 4. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2023
Allowance for expected credit losses	$319,000	$—	$—	$—	$319,000
Reserve for processing losses	755,494	71,034	—	—	826,528
2022
Allowance for expected credit losses	$319,000	$—	$—	$—	$319,000
Reserve for processing losses	623,494	132,000	—	—	755,494

Note 5. Loans

Equipment Loans

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

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Current year payments on the Equipment Loan were $9,894.

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2023	2022

Accrued commissions	$2,433,353	$1,479,580
Reserve for processing losses	826,528	755,494
Other accrued expenses	246,444	821,167
Accrued taxes	294,953	320,854
Accrued salaries	—	344,013
Total accrued expenses	$3,801,278	$3,721,108

Note 7. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. Rental expense under the operating lease was $157,682 and $150,129 for the years ended December 31, 2023 and 2022, respectively. The lease expires on July 31, 2024.

The Company leased approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $36,995 and $102,976 for the years ended December 31, 2023 and 2022, respectively. The lease expired on April 30, 2023. We did enter into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of the lease agreement.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations.  The lease has a remaining life of 45 months and expires on September 30, 2024. The space leased is 22,400 square feet. Annual rents during the lease term range from $123,554 to $133,703. Rental expense for the years ended  December 31, 2023 and 2022 was $117,836 and $112,504 respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. The lease is for a period of 25 months and expires on January 31, 2023. The space leased is 1,890 square feet. Rental expense for the years ended  December 31, 2023 and 2022 was $79,467 and $83,610 respectively. On January 26, 2023, the Company entered into a lease amendment commencing on February 1, 2023, extending the term of the existing lease for a period of 23 months and expiring on January 31, 2025.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021 and expiring on September 30, 2024 running concurrently with the existing lease.   The incremental space leased is 2,734 square feet.   The incremental annual rent during the lease term ranges from $56,047 to $60,148. Rental expense for the years ended  December 31, 2023 and 2022 was $48,113 and $46,658 respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2022 and expiring on September 24, 2024 running concurrently with the existing lease.  The incremental space lease is 6,628 square feet.   The incremental annual rent during the lease term ranges from $135,874 to $145,816. Rental expense for the year ended  December 31, 2023 and 2022 was $104,375 and $75,269 respectively.

The Company has various copier equipment with leases that have not expired. Rental expense under the operating lease was $6,546 and $12,729 for the years ended December 31, 2023 and 2022, respectively.

The weighted average remaining lease term is 4.20 years. The weighted average discount rate is 4.47%

The Company recognized total operating lease expense of approximately $674,000 and $711,000 for the years ended December 31, 2023 and 2022, respectively. In 2023, the operating lease expense of $674,000 consisted of $544,000 of fixed operating expense and $130,000 of interest expense.

The maturities of lease liabilities are as follows at December 31, 2023:

Year ended December 31,

2024	$633,616
2025	454,928
2026	447,683
2027	447,683
2028	447,683
Thereafter	478,836
Total minimum lease payments	2,910,429
Less imputed interest	(357,669)
Total lease liabilities	$2,552,760

Note 8. Related Party Transactions

Louis Hoch

During the year ended December 31, 2023 and 2022, the Company purchased $24,389 and $22,835, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer is a 50% owner of Angry Pug Sportswear.

Officers and Directors

On January 6, 2022, we repurchased 11,361 shares for $47,930 in a private transaction at the closing price on January 6, 2022 of $4.21 per share from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes.

On October 4, 2022, we repurchased 26,234 shares for $42,761 in a private transaction at the closing price on October 4, 2022 of $1.63 per share from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes.

On November 18, 2023 we repurchased 2,619 shares for $4,452 in a private transaction at a closing price on November 18, 2023 of $1.70 per share from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes.

On November 18, 2023 we repurchased 3,927 shares for $6,675 in a private transaction at a closing price on November 18, 2023 of $1.70 per share from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes.

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

On November 30, 2023, Tom Jewell, the Senior Vice President, Chief Financial Officer, and principal financial and accounting officer of the Company notified the Company of his intention to retire. On December 11, 2023, Mr. Jewell entered into a Separation and Mutual Release of Claims Agreement (“Separation Agreement”) with the Company. Pursuant to the Separation Agreement, Mr. Jewell will be paid installment payments equal to his current base salary until and including April 18, 2024. Additionally, Mr. Jewell will be permitted to retain any unvested Company stock options or other equity awards which shall vest in accordance with the applicable schedules. Mr. Jewell will also receive all employee benefits including, but not limited to, health, dental, vision and life insurances that he was receiving prior to his execution of the Agreement until April 18, 2024.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$4,686,000	$5,024,000
Depreciation and amortization	1,137,000	1,159,000
Non-cash compensation	1,649,000	(117,000)
Other	124,000	69,000
Total	7,596,000	6,135,000
Valuation Allowance	(6,092,000)	(4,631,000)
Deferred tax asset	$1,504,000	$1,504,000

Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a valuation allowance at December 31, 2023 and 2022 is warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2023, the Company had not accrued any interest or penalties related to uncertain tax provisions.

The Company has net operating loss carryforwards for tax purposes of approximately $23.3 million. Net operating loss carryforwards prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. The schedule below outlines when our pre-2017 net operating losses were generated and the year they may expire.

Tax Year End	NOL	Expiration
2005	$1,768,851	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$9,291,308

Effective for tax years ending in 2018 or later, net operating losses cannot be carried back but can be carried forward to future tax years indefinitely, subject to annual limitations for utilization. Net operating losses generated in 2018 and later total approximately $13,023,000.

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2023	2022

Current provision:
Federal	$—	$—
State	292,524	280,000
	292,524	280,000

Deferred provision:
Federal expense (benefit)	—	—

Expense for income taxes	$292,524	$280,000

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the years ended December 31:

	2023	2022

Income tax (benefit) at 21%	$(99,772)	$(1,134,200)
Change in valuation allowance	(1,361,228)	(581,000)
Permanent and other differences	1,461,000	1,715,200
Federal income tax (benefit)	—	—
State taxes	292,524	280,000

Income tax expense	$292,524	$280,000

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2023, the Company granted 273,000 shares of stock to several employees as incentive compensation or new-hire bonuses. During 2023, the Company granted 402,900 restricted stock units to employees and directors as a new hire bonus or as incentive compensation.

Treasury Stock: The Company purchased 26,606 shares of common stock with a value of $47,382 to cover the employee's share of tax liabilities related to the vesting of commons stock and restricted stock units in 2023.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2023. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting.

During 2023, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2023.

Stock-based compensation expense related to stock and restricted stock awards was $2.2 million in 2023 and $2.1 million in 2022.

A summary of stock awards outstanding and 2023 activities are as follows:

			Weighted Average
		Weighted Average	Contractual	Aggregate Intrinsic
Stock Awards	Shares	Exercise Price	Remaining Life	Value
Outstanding, December 31, 2022	4,982,900	$2.27
Granted	1,520,000	1.74
Vested	3,000	—
Forfeited	115,000	—

Outstanding, December 31, 2023	6,384,900	$2.17	5.13	$(0.45)

Expected to Vest after December 31, 2023	6,384,900	$2.17	5.13	$(0.45)

As of December 31, 2023, there was $6,907,775 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 5.13 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2023, or $1.72.

Employee Stock Purchase Plan:

The Company's board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) and the Company's stockholders approved the ESPP in July 2023. The ESPP was adopted under the requirements of Section 423 of the Internal Revenue Code to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period.

The ESPP initially authorized the issuance of 2,500,000 shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares; provided that before the date of any such increase, our board of directors may determine that there will be no increase or that such increase will be for a lesser number of shares. As of the date hereof, no shares of our common stock have been purchased under the ESPP.

Stock Warrants:

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

	2023	2022

Numerator:
Numerator for basic and diluted earnings per share, net (loss) available to common shareholders	$(475,104)	$(5,483,244)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	20,105,968	20,379,386
Effect of dilutive securities-stock options and restricted awards	—	—
Denominator for diluted (loss) per share, adjusted weighted average shares and assumed conversion	20,105,968	20,379,386
Basic (loss) per common share	$(0.02)	$(0.27)
Diluted (loss) per common share and common share equivalent	$(0.02)	$(0.27)

The awards and options to purchase shares of common stock that were outstanding at December 31, 2023 and 2022 that were not included in the computation of diluted (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2023	2022
Anti-dilutive awards and options	6,384,900	4,982,900

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

Note 13. Legal Proceedings

BEN KAUDER, NINA PIOLETTI, & TRIPLE PAY PLAY, INC.

In 2017, USIO acquired Singular Payments, Inc. (“Singular”), another payment processing company with offices in Nashville, Tennessee and St. Augustine, Florida.

Ben Kauder and Nina Pioletti were executives of Singular; after the acquisition, USIO hired them as executive-level employees.  USIO hired Kauder to serve as Senior Vice President of Integrated Payments, and Pioletti was hired to serve as Director of Sales. As a condition of employment, Kauder and Pioletti agreed to be bound by certain USIO policies, including as it relates to preserving the confidentiality of USIO’s proprietary information. As USIO executives, Kauder and Pioletti were afforded access to and contributed to the development of USIO’s trade secrets and other proprietary information not generally known by the public at large, including but not limited to financial information, marketing plans, cost and operational/strategic plans, and sales presentations.

In May 2021, Kauder resigned from USIO followed by Pioletti in July of 2022. Thereafter, Kauder and Pioletti formed Triple Pay Play, another payment processing company which competes with the same services as USIO. Upon information and belief, Kauder and Pioletti were working to form Triple Pay Play while employed by USIO, during USIO business hours, and while using USIO resources and USIO property.

On or about June 21, 2023, USIO filed suit against Ben Kauder, Nina Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On July 6, 2023, Ben Kauder, Nina Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in February of 2024, USIO refiled its case in Tennessee, where Kauder, Nina, and Triple Pay Play reside.

Currently, this case is in the early-stage discovery.

GREENWICH BUSINESS CAPITAL, LLC

On or about September 25, 2019, Usio, Inc., (USIO) and Greenwich Business Capital LLC (“GBC”), entered into an Agreement for payment processing services (the “Agreement”). Pursuant to the terms of the Agreement, USIO effectively terminated the Agreement with GBC on October 31, 2023, by providing Greenwich with a 30-days written notice as required by the Agreement.

On November 13, 2023, GBC filed lawsuit against USIO, alleging violations of the NACHA rules. In early March of 2024, USIO filed a Motion to Dismiss for improper venue and failure to state a claim. The motion is set to be heard in May of 2024.

KDHM, LLC

On September 1, 2021, KDHM, LLC, an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading profit and loss statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

In our counterclaims and third-party petition, we assert causes of action for fraud, breach of contract and conversion.

On August 18, 2023, the judge granted a summary motion entitling KDHM to deposits for customer accounts that were printed and mailed prior to the acquisition, and Usio Output Solutions, Inc. was entitled to deposits for accounts that were not yet printed and printed but not yet mailed prior to the acquisition. Usio has requested a reconsideration of the motion, as it does not consider that deposits are only owed to KDHM if they were earned and offset against accounts receivable.

On March 4, 2024, the court held a hearing on KDHM’s Supplemental Rule 166(G) Motion; the court granted the motion in favor of KDHM. However, USIO believes the court erred in granting the motion and ultimately filed a motion for reconsideration on March 19, 2024.

Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g) Motion is set to be heard on March 28, 2024.

OTHER PROCEEDINGS

Aside from these proceedings, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, or the 2024 Proxy Statement.

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act, or reporting person, to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022 Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

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

3.5	Amendment to the Amended and Restated By-laws (included as exhibit 3.1 to the Form 8-K filed December 1, 2023, and incorporated herein by reference).

4.1	Description of Securities

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.10*	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.11	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.12	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.13*	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.14*	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.15	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.16*	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.17+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.18+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.19	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25*	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.26	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.27*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K file on June 22, 2022, and incorporated herein by reference).

10.28*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.29*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.30*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.31*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of ADKF, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Clawback Policy (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Management Compensatory Plan or Arrangement

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

Usio, Inc.

Date: March 27, 2024	By:	/s/ Louis A. Hoch
Louis A. Hoch Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Michael White
Michael White Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2024	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2024	By:	/s/ Louis A. Hoch
Louis A. Hoch President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 27, 2024	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 27, 2024	By:	/s/ Bradley Rollins
Bradley Rollins
Director

Date: March 27, 2024	By:	/s/ Elizabeth Michelle Miller
Elizabeth Michelle Miller
Director