Form 10-Q
period 2024-03-31
Usio, Inc.
filed 2024-05-15
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, the number of outstanding shares of the registrant's common stock was 26,430,824.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,053,812	$7,155,687
Accounts receivable, net	4,862,227	5,564,138
Settlement processing assets	41,030,860	44,899,603
Prepaid card load assets	28,698,878	31,578,973
Customer deposits	1,808,263	1,865,731
Inventory	429,577	422,808
Prepaid expenses and other	687,415	444,071
Current assets before merchant reserves	84,571,032	91,931,011
Merchant reserves	5,322,095	5,310,095
Total current assets	89,893,127	97,241,106

Property and equipment, net	3,478,654	3,660,092

Other assets:
Intangibles, net	1,535,366	1,753,333
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,318,388	2,420,782
Other assets	335,357	355,357
Total other assets	5,693,111	6,033,472

Total assets	$99,064,892	$106,934,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$896,293	$1,031,141
Accrued expenses	2,778,067	3,801,278
Operating lease liabilities, current portion	490,184	633,616
Equipment loan, current portion	180,906	107,270
Settlement processing obligations	41,030,860	44,899,603
Prepaid card load obligations	28,698,878	31,578,973
Customer deposits	1,808,263	1,865,731
Current liabilities before merchant reserve obligations	75,883,451	83,917,612
Merchant reserve obligations	5,322,095	5,310,095
Total current liabilities	81,205,546	89,227,707

Non-current liabilities:
Equipment loan, net of current portion	630,913	718,980
Operating lease liabilities, net of current portion	1,955,333	1,919,144
Total liabilities	83,791,792	91,865,831

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2024 (unaudited) and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 28,779,206 and 28,661,406 issued, and 26,412,259 and 26,332,523 outstanding at March 31, 2024 (unaudited) and December 31, 2023, respectively	197,194	197,087
Additional paid-in capital	97,632,948	97,479,830
Treasury stock, at cost; 2,366,947 and 2,339,083 shares at March 31, 2024 (unaudited) and December 31, 2023, respectively	(4,406,973)	(4,362,150)
Deferred compensation	(6,561,728)	(6,907,775)
Accumulated deficit	(71,588,341)	(71,338,153)
Total stockholders’ equity	15,273,100	15,068,839

Total liabilities and stockholders’ equity	$99,064,892	$106,934,670

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenues	$20,321,615	$21,446,244
Cost of services	16,116,691	16,544,429
Gross profit	4,204,924	4,901,815

Selling, general and administrative expenses:
Stock-based compensation	499,273	504,574
Other SG&A	4,060,225	3,873,219
Depreciation and amortization	576,154	518,029
Total selling, general and administrative	5,135,652	4,895,822

Operating income (loss)	(930,728)	5,993

Other income and (expense):
Interest income	764,125	92,928
Interest expense	(13,585)	(662)
Other income, net	750,540	92,266

Income (Loss) before income tax expense	(180,188)	98,259
Income tax expense	70,000	83,426

Net income (Loss)	$(250,188)	$14,833

Income (Loss) Per Share
Basic income (loss) per common share:	$(0.01)	$0.00
Diluted income (loss) per common share:	$(0.01)	$0.00
Weighted average common shares outstanding
Basic - common stock	19,990,862	20,122,972
Basic - restricted stock awards	6,384,900	6,385,900
Weighted average shares used to compute basic earnings per share	26,375,762	26,508,872
Diluted	26,375,762	27,454,471

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss)	$(250,188)	$14,833
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	358,187	300,061
Amortization	217,967	217,968
Employee stock-based compensation	499,273	504,574
Changes in current assets and current liabilities:
Accounts receivable	701,911	(846,609)
Prepaid expenses and other	(243,344)	(10,616)
Operating lease right-of-use assets	102,394	(31,459)
Other assets	20,000	(1)
Inventory	(6,769)	12,898
Accounts payable and accrued expenses	(1,158,059)	1,128,251
Operating lease liabilities	(107,243)	4,548
Prepaid card load obligations	(2,880,095)	(1,357,807)
Merchant reserves	12,000	(164,886)
Customer deposits	(57,468)	20,953
Net cash (used in) operating activities	(2,791,434)	(207,292)

Investing activities:
Purchases of property and equipment	(176,750)	(217,735)
Net cash (used in) investing activities	(176,750)	(217,735)

Financing activities:
Payments on equipment loan	(14,431)	(13,488)
Purchases of treasury stock	(44,823)	(8,529)
Net cash (used in) financing activities	(59,254)	(22,017)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(3,027,438)	(447,044)
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	45,910,486	32,343,501

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$42,883,048	$31,896,457

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,585	$662
Income taxes	—	13,426
Non-cash financing activity:
Issuance of deferred stock compensation	—	2,444,054

See accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,226
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock costs	—	—	—	(44,823)	—	—	(44,823)
Net (loss) for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2023, as filed with the Commission on  March 27, 2024 (the "2023 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "first quarter" mean the three month period ended  March 31, 2024 or 2023, as the case may be and unless otherwise noted.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined that for each agreement it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Usio Output Solutions, Inc. ("Output Solutions"), a wholly-owned subsidiary of Usio, Inc., provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended March 31,
	2024	2023

ACH and complementary services	$3,881,734	$3,340,722
Credit card	7,560,734	7,339,898
Prepaid card services	3,341,224	4,807,404
Output Solutions	5,537,923	5,958,220
Total revenue	$20,321,615	$21,446,244

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants.

Prepaid Card Load Assets and Obligations: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by the customer. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability. As the prepaid business line continues to expand, card load assets will increase as funds are sent from customers to the Company. As customers begin to load cash onto cards, the balance of both the prepaid card asset and corresponding liability decrease. As these balances decrease, the Company recognizes processing revenue and cardholder fees.

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

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended March 31,
	2024	2023

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,155,687	$5,709,117
Prepaid card load assets	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Merchant reserves	5,310,095	4,909,501
Total	$45,910,486	$32,343,501

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,053,812	$6,763,813
Prepaid card load assets	28,698,878	18,812,954
Customer deposits	1,808,263	1,575,075
Merchant reserves	5,322,095	4,744,615
Total	$42,883,048	$31,896,457

Accounts Receivable/Allowance for Estimated Credit Losses: The Company maintains an allowance for estimated credit losses resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer. During the three months ended March 31, 2024 and the year ended  December 31, 2023, there were no credit losses incurred. In the past, losses incurred by the Company due to credit losses were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses  may be incurred in future periods. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for credit losses was $319,000 at March 31, 2024 and December 31, 2023.

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2024 and December 31, 2023, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the three months ended March 31, 2024 and March 31, 2023, the Company capitalized software costs of $115,473 and $207,732, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2023 or during the three months ended March 31, 2024. Management is not aware of any impairment changes that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2024 and December 31, 2023, the Company’s reserve for processing losses was $859,528 and $826,528, respectively, carried on the Company's balance sheet as an accrued expense.

Legal Proceedings: In addition to the legal proceedings disclosed in this quarterly report, the Company may be involved in legal matters arising in the ordinary course of business from time to time. Litigation is subject to inherent uncertainties, and an adverse result in the legal proceedings disclosed in this quarterly report or other matters that may arise from time to time may harm our business.

Recently Adopted Accounting Pronouncements: In  June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Topic 326 is effective for fiscal years beginning after  December 25, 2022, including interim periods within those fiscal years for smaller reporting companies.  We adopted this guidance effective  January 1, 2023 on a prospective basis. Our financial statements were not materially impacted upon adoption.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended March 31, 2024 and 2023, operating lease expenses totaled $132,574 and $179,901, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2024	December 31, 2023

Accrued commissions	$725,258	$2,433,353
Reserve for processing losses	859,528	826,528
Other accrued expenses	593,255	246,444
Accrued taxes	377,740	294,953
Accrued salaries	222,286	—
Total accrued expenses	$2,778,067	$3,801,278

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  March 31, 2024 and 2023 were $14,312 and $13,488, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with interest only payments required for the first 6 months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $13,481 for the first quarter of 2024.

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC ("Management Solutions"). Management Solutions' warrants vest and become exercisable annually over three years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vests. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,614 in each of the three months ended  March 31, 2024 and 2023.

Note 6. Net (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Numerator:
Numerator for basic and diluted income (loss) per share, net (loss) available to common shareholders	$(250,188)	$14,833
Denominator:
Common stock	19,990,862	20,122,972
Restricted stock awards	6,384,900	6,385,900
Denominator for basic income (loss) per share, weighted average shares outstanding	26,375,762	26,508,872
Effect of dilutive securities	—	945,599
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	26,375,762	27,454,471
Basic income (loss) per common share	$(0.01)	$0.00
Diluted income (loss) per common share and common share equivalent	$(0.01)	$0.00

The awards and options to purchase shares of common stock that were outstanding at March 31, 2024 and March 31, 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2024	2023
Anti-dilutive awards and options	945,599	945,599

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

The Company has recognized a deferred tax asset of approximately $1.5 million recorded net of a valuation allowance of approximately $6.1 million. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

At  December 31, 2023, the Company had available net operating loss carryforwards of approximately $23.3 million. Net operating loss carryforwards generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire.

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

Note 8. Related Party Transactions

Louis Hoch

During the three months ended March 31, 2024 and  March 31, 2023, the Company purchased a total of $0 and $1,835, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On  February 24, 2024, we repurchased 2,075 shares of our common stock for $3,258 in a private transaction based on the $1.57 per share closing price on  February 24, 2024 from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes in connection with equity grants.

On  February 24, 2024, we repurchased 4,911 shares of our common stock for $7,710 in a private transaction based on the $1.57 per share closing price on  February 24, 2024 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

On  November 18, 2023, we repurchased 2,619 shares of our common stock for $4,452 in a private transaction based on the $1.70 per share closing price on  November 18, 2023 from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes in connection with equity grants.

On  November 18, 2023, we repurchased 3,927 shares of our common stock for $6,675 in a private transaction based on the $1.70 per share closing price on  November 18, 2023 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

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

On  February 8, 2023, the Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 restricted stock units ("RSUs") with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.75 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, employees and Directors will receive issued shares. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 RSUs), Tom Jewell (21,000 RSUs), Greg Carter (12,000 RSUs) and Houston Frost (12,000 RSUs).

On  March 16, 2023, the Company granted 69,000 RSUs with a 3-year vesting period to Directors as a performance bonus at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (6,000 RSUs).

On  November 30, 2023, Tom Jewell, the Senior Vice President, Chief Financial Officer, and principal financial and accounting officer of the Company, notified the Company of his intention to retire. On  December 11, 2023, Mr. Jewell entered into a Separation and Mutual Release of Claims Agreement (“Separation Agreement”) with the Company. Pursuant to the Separation Agreement, Mr. Jewell will be paid installment payments equal to his current base salary until and including  April 18, 2024. Additionally, Mr. Jewell will be permitted to retain any unvested Company stock options or other equity awards, which shall vest in accordance with the applicable schedules. Mr. Jewell will also receive all employee benefits including, but not limited to, health, dental, vision and life insurances that he was receiving prior to his execution of the Agreement until  April 18, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This Quarterly Report on Form 10-Q (this "quarterly report" or this "report") contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "will," "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the 2023 Annual Report and other reports we file with the Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and the 2023 Annual Report, including the audited consolidated financial statements and the notes contained therein.

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

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our operating expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

We believe that the number of credit card transactions processed, ACH transaction counts, prepaid card volumes and total dollar volumes are the most critical measures to gauge the state of our business. During the first quarter of 2024, the number of credit card transactions processed by us increased by 18% versus the first quarter of 2023. The volume of credit card dollars processed during the first quarter of 2024 increased by 8% compared to the same time period in 2023. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the first quarter of 2024 increased by 4% compared to the first quarter of 2023. Returned check transactions processed during the first quarter of 2024 increased by 9% compared to the first quarter of 2023. Electronic check dollars processed during the first quarter of 2024 increased by 22% compared to the first quarter of 2023. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing.

Prepaid card load volumes processed during the first quarter of 2024 increased by 108% compared to the first quarter of 2023. Prepaid card transaction counts processed during the first quarter of 2024 increased by 26% compared to the first quarter of 2023. Prepaid card purchase volume during the first quarter of 2024 increased by 42% compared to the first quarter of 2023. This increase occurred primarily due to the continued traction with, and implementation of, corporate expense and healthcare markets, alongside guaranteed income and government assistance programs.

Total dollar volumes processed across all business lines in the first quarter of 2024 were $1.5 billion compared to $1.2 billion processed in the first quarter of 2023, up 19% over the prior year quarter, attributable to processing volume growth across all of our business lines.

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three year duration. As of December 31, 2023, the Company had repurchased $0.5 million of stock as part of the buyback program. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2024 and future years. As of March 31, 2024 the Company had repurchased $44,823 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia - Ukraine and Israel - Hamas conflicts, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

As the Federal Reserve worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and has remained flat since then. This has resulted in the Company receiving more favorable interest rates on its current cash balances, amounting to $764,125 in interest income in the three months ended March 31, 2024. Should the Federal Reserve begin lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

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

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was taken from our reserve for processing losses. Subsequent to the first quarter of 2023, we have not had, and do not expect to have in the immediate future, similar processing losses, although there can be no assurance that such losses will not occur. Our reserve for processing losses was $859,528 as of March 31, 2024, to be used if future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date.

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

Determining appropriate current expected credit losses on our accounts receivable is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known, and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date.

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

We recognize and measure uncertain tax positions in accordance with GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities.

As with all businesses, the Company’s tax returns are subject to periodic examination. The Company’s federal returns for the past four years remain open to examination. The Company is subject to the Texas franchise tax and Tennessee franchise tax. Management is not aware of any tax positions that would have a significant impact on its financial position.

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

Key Business Metrics - Non-GAAP Financial Measures

This report includes the following non-GAAP financial measures as defined in Regulation G adopted by the Commission: EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business. The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles. The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions. The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues. The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows as key indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management also believes that EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported an adjusted EBITDA of $0.1 million for the quarter ended March 31, 2024, as compared to an adjusted EBITDA of $1.0 million for the same period in the prior year. The decrease in adjusted EBITDA in the 2024 quarter was attributable to lower revenues as breakage from the COVID related incentive programs within our Prepaid card business wind down, alongside decreased profit margins, as a result of those high margin breakage revenues declining, versus the prior year period.

The following tables set forth reconciliations of Operating Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$(930,728)	$5,993
Depreciation and amortization	576,154	518,029
EBITDA	(354,574)	524,022
Non-cash stock-based compensation expense, net	499,273	504,574
Adjusted EBITDA	$144,699	$1,028,596

Calculation of Adjusted EBITDA margins:
Revenues	$20,321,615	$21,446,244
Adjusted EBITDA	$144,699	$1,028,596
Adjusted EBITDA margins	0.7%	4.8%

The following table is a reconciliation of net cash flow provided by (used in) operating activities to adjusted operating cash flows for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023

Reconciliation from net cash (used in) operating activities to Non-GAAP Adjusted Operating Cash Flows:
Net cash provided by (used in) operating activities	$(2,791,434)	$(207,292)
Operating cash flow adjustments:
Prepaid card load obligations	2,880,095	1,357,807
Customer deposits	57,468	(20,953)
Merchant reserves	(12,000)	164,886
Operating lease right-of-use assets	(102,394)	31,459
Operating lease liabilities	107,243	(4,548)
Total adjustments to net cash provided by operating activities	$2,930,412	$1,528,651
Adjusted operating cash flows provided	$138,978	$1,321,359

We reported cash provided by adjusted operating cash flows of $0.1 million for the three months ended March 31, 2024 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $1.3 million provided in the three months ended March 31, 2023. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided by (used in) operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts on the balance sheet. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The decrease in adjusted operating cash flows in the 2024 quarter compared to the 2023 quarter was primarily attributable to an increase the Company's net loss, due to lower revenues and profit margins, alongside nominal increases in selling, general and administrative expense ("SG&A").

Use of Non-GAAP Financial Measures

EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income (loss), or cash provided by (used in) operating activities, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows have limitations as analytical tools and you should not consider these non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and program management and processing of prepaid debit cards. With the acquisition of the assets of IMS in December 2020, we began to offer additional Output Solutions services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

ACH and complementary services	$3,881,734	$3,340,722	$541,012	16%
Credit card	7,560,734	7,339,898	220,836	3%
Prepaid card services	3,341,224	4,807,404	(1,466,180)	(30)%
Output Solutions	5,537,923	5,958,220	(420,297)	(7)%
Total Revenue	$20,321,615	$21,446,244	$(1,124,629)	(5)%

Consolidated revenue for the quarter ended March 31, 2024 decreased by 5% to $20.3 million, as compared to $21.4 million for the quarter ended March 31, 2023 due primarily to lower breakage revenues from our prepaid card line of business as the COVID incentive programs wind down. The Output Solutions lines of business were also down 7%, as a result of challenging comparables to the prior year period which contained higher levels of one time revenues related to government tax forms and voter card jobs. There was modest growth in our ACH and credit card lines of business, as our Payfac strategy continues to be implemented, and ACH now compares more favorably to fiscal quarters following our exit from the crypto space in July of 2022, resulting in a return of positive quarterly growth metrics as our sales effort to board net new customers and processing volumes is reflected.

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

Cost of services decreased by $0.4 million, or 3%, to $16.1 million for the quarter ended March 31, 2024, as compared to $16.5 million for the same period in the prior year, due to lower revenues driving similar declines in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit decreased by 14% to $4.2 million for the quarter ended March 31, 2024, as compared to $4.9 million for the same period in the prior year. Similarly, gross margin percentage of revenue was 20.7% for the quarter ended March 31, 2024 as compared to 22.9% in the prior year period. The decrease in gross profit and gross margin percentage in the quarter ended March 31, 2024, as compared to the same period during the prior year, was primarily attributable to lower revenues and gross profit metrics from our Prepaid card services and Output solutions lines of business.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended March 31, 2024 as compared to $0.5 million for the quarter ended March 31, 2023, flat versus the prior year period.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses, or other SG&A, were $4.1 million for the quarter ended March 31, 2024 as compared to $3.9 million in the prior year quarter. The modest increase in other SG&A for the quarter ended March 31, 2024 reflects the occurrence of some one-time expenses related to marketing initiatives and increased travel to sales-related events during the quarter, alongside moderate increases in salary and employee benefit expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.6 million and $0.5 million for the quarters ended March 31, 2024 and 2023, respectively. The increase in depreciation and amortization expense was due to the amortization of intangible assets, specifically related to capitalized labor for our internal use software, increasing overall depreciation and amortization expense versus the same period a year ago.

Other Income (Expense)

Other income (expense), net was $0.8 million for the quarter ended March 31, 2024 compared to $0.1 million for the quarter ended March 31, 2023. Higher interest-bearing merchant reserves and interest rates drove the increased interest income.

Net Income (Loss)

We reported a net loss of $0.3 million for the quarter ended March 31, 2024, as compared to a net income of $0.01 million for the same period in the prior year. The decrease in net income was attributable to decreases in revenue combined with decreased profit margins.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of March 31, 2024, we had cash and cash equivalents of $7.1 million. For the three months ended March 31, 2024, cash used in operations was $2.8 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $0.3 million for the quarter ended March 31, 2024. At March 31, 2024, we had an accumulated deficit of $71.6 million. Additionally, we had working capital of $8.7 million and $8.0 million at March 31, 2024 and December 31, 2023, respectively.

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

Cash Flows

Net cash used in operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the three months ended March 31, 2024 was $2.8 million, as compared to net cash used in operating activities of $0.2 million for the three months ended March 31, 2023. The increase in cash used in operating activities was due to the larger decrease in prepaid card load obligations versus the same period last year, alongside lower accounts payable and accrued expenses. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $0.1 million for the three months ended March 31, 2024 as compared to cash used in operating activities of $1.3 million for the three months ended March 31, 2023. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. For more information relating to this Non-GAAP financial measure, including a reconciliation from net cash provided by (used in) operating activities to Non-GAAP adjusted Operating Cash Flow (used), please see "Key Business Metrics - Non-GAAP Financial Measures" in this report. This increase in cash used in operating activities was primarily attributable to an increase in the Company's net loss, due to lower revenues and profit margins, alongside nominal increases in SG&A, and the decrease in our accrued expenses. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024 as compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2023. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The decrease in cash used in investing activities was primarily attributable to the reduced amount of fixed asset purchases relative to the same period a year ago.

Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million and net cash used in financing activities for the three months ended March 31, 2023 was $0.02 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2024 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance, as a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

BEN KAUDER, NINA PIOLETTI, & TRIPLE PAY PLAY, INC.

In 2017, Usio acquired Singular Payments, Inc. (“Singular”), another payment processing company with offices in Nashville, Tennessee and St. Augustine, Florida.

Ben Kauder and Nina Pioletti were executives of Singular and, after the acquisition, Usio hired them as executive-level employees.  Usio hired Kauder to serve as Senior Vice President of Integrated Payments, and Pioletti was hired to serve as Director of Sales. As a condition of employment, Kauder and Pioletti agreed to be bound by certain Usio policies, including as related to preserving the confidentiality of Usio’s proprietary information. As Usio executives, Kauder and Pioletti were afforded access to and contributed to the development of Usio’s trade secrets and other proprietary information not generally known by the public at large, including but not limited to financial information, marketing plans, cost and operational/strategic plans, and sales presentations.

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

Currently, this case is pending in the Chancery Court of Maury County, Tennessee and is in the early-stage discovery.

GREENWICH BUSINESS CAPITAL, LLC

On or about September 25, 2019, Usio and Greenwich Business Capital LLC (“GBC”), entered into an Agreement for payment processing services (the “Agreement”). Pursuant to the terms of the Agreement, Usio effectively terminated the Agreement with GBC on October 31, 2023, by providing Greenwich with a 30-days written notice as required by the Agreement.

On November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the National Automated Clearing House Association (NACHA) rules. In early March of 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim. The motion is set to be heard in May of 2024 in the State of Rhode Island Kent, SC. Superior Court.

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

On March 4, 2024, the court held a hearing on KDHM’s Supplemental Rule 166(G) Motion and the court granted the motion in favor of KDHM. However, Usio believes the court erred in granting the motion and filed a motion for reconsideration on March 19, 2024.

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. We are currently in the process of appealing the decision.

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

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in the 2023 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, our Board of Directors added an additional $2 million to the buyback program. The buyback program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,374,049 was available under the buyback program. On November 7, 2019, our Board of Directors approved the renewal of the buyback program. The Board approved a limit of $1,420,000, which was rolled over from the buyback program prior to renewal, with a three-year duration. On May 13, 2022, our Board of Directors authorized another renewal of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2024, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - January 31, 2024	5,887	$1.68	5,887	$2,261,410
February 1 - February 29, 2024	20,745	$1.58	20,745	$2,228,724
March 1 - March 31, 2024	1,232	$1.75	1,232	$2,226,570
Total	27,864		27,864	$2,226,570

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

3.5	Amended and Restated By-laws (included as exhibit 3.1 to the Form 8-K filed December 1, 2023, and incorporated herein by reference).

4.1	Description of Securities (included as exhibit 4.1 to the Form 10-K for the year ended December 31, 2023 filed on March 27, 2024)

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.14	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.15	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.16*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.17+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.18+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.19	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.26	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.27*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.28*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.29*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.30*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.31*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Clawback Policy (Included as exhibit 97.1 to the Form 10-K filed on March 27, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Commission upon request.
*	Management Compensatory Plan or Arrangement

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: May 15, 2024	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)