Form 10-Q
period 2024-06-30
Usio, Inc.
filed 2024-08-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, the number of outstanding shares of the registrant's common stock was 27,361,329.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,498,256	$7,155,687
Accounts receivable, net	5,494,539	5,564,138
Settlement processing assets	51,122,984	44,899,603
Prepaid card load assets	28,056,918	31,578,973
Customer deposits	1,808,006	1,865,731
Inventory	407,013	422,808
Prepaid expenses and other	819,163	444,071
Current assets before merchant reserves	95,206,879	91,931,011
Merchant reserves	4,851,839	5,310,095
Total current assets	100,058,718	97,241,106

Property and equipment, net	3,427,109	3,660,092

Other assets:
Intangibles, net	1,317,370	1,753,333
Deferred tax asset, net	1,504,000	1,504,000
Operating lease right-of-use assets	2,184,415	2,420,782
Other assets	340,285	355,357
Total other assets	5,346,070	6,033,472

Total assets	$108,831,897	$106,934,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$968,217	$1,031,141
Accrued expenses	3,214,518	3,801,278
Operating lease liabilities, current portion	442,668	633,616
Equipment loan, current portion	192,206	107,270
Settlement processing obligations	51,122,984	44,899,603
Prepaid card load obligations	28,056,918	31,578,973
Customer deposits	1,808,006	1,865,731
Current liabilities before merchant reserve obligations	85,805,517	83,917,612
Merchant reserve obligations	4,851,839	5,310,095
Total current liabilities	90,657,356	89,227,707

Non-current liabilities:
Equipment loan, net of current portion	597,176	718,980
Operating lease liabilities, net of current portion	1,863,147	1,919,144
Total liabilities	93,117,679	91,865,831

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2024 (unaudited) and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 29,764,435 and 28,671,606 issued, and 27,331,969 and 26,332,523 outstanding at June 30, 2024 (unaudited) and December 31, 2023, respectively	198,179	197,087
Additional paid-in capital	99,222,467	97,479,830
Treasury stock, at cost; 2,432,466 and 2,339,083 shares at June 30, 2024 (unaudited) and December 31, 2023, respectively	(4,511,919)	(4,362,150)
Deferred compensation	(7,681,660)	(6,907,775)
Accumulated deficit	(71,512,849)	(71,338,153)
Total stockholders’ equity	15,714,218	15,068,839

Total liabilities and stockholders’ equity	$108,831,897	$106,934,670

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$20,079,888	$21,436,572	$41,050,274	$42,952,842
Cost of services	15,280,074	16,250,988	31,396,765	32,795,417
Gross profit	4,799,814	5,185,584	9,653,509	10,157,425

Selling, general and administrative expenses:
Stock-based compensation	460,061	577,869	959,334	1,082,443
Other SG&A	4,000,845	3,854,022	8,061,070	7,727,241
Depreciation and amortization	547,849	522,999	1,124,003	1,041,028
Total selling, general and administrative	5,008,755	4,954,890	10,144,407	9,850,712

Operating income (loss)	(208,941)	230,694	(490,898)	306,713

Other income and (expense):
Interest income	107,270	43,978	222,624	66,880
Other income	261,413	—	261,413	—
Interest expense	(14,250)	(533)	(27,835)	(1,195)
Other income, net	354,433	43,445	456,202	65,685

Income (loss) before income tax expense	145,492	274,139	(34,696)	372,398
Income tax expense	70,000	69,098	140,000	152,524

Net income (loss)	$75,492	$205,041	$(174,696)	$219,874

Basic income (loss) per common share:	$0.00	$0.01	$(0.01)	$0.01
Diluted income (loss) per common share:	$0.00	$0.01	$(0.01)	$0.01
Weighted average common shares outstanding
Basic	26,534,407	26,413,329	26,454,848	26,410,340
Diluted	26,534,407	26,413,329	26,454,848	26,410,340

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(174,696)	$219,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	688,039	605,095
Amortization	435,964	435,933
Employee stock-based compensation	959,334	1,082,443
Non-cash revenue from returned common stock	—	(156,162)
Changes in current assets and current liabilities:
Accounts receivable	69,599	(850,132)
Prepaid expenses and other	(375,092)	(176,728)
Operating lease right-of-use assets	236,367	114,956
Other assets	15,072	—
Inventory	15,795	25,185
Accounts payable and accrued expenses	(649,684)	136,401
Operating lease liabilities	(246,945)	(134,979)
Prepaid card load obligations	(3,522,055)	26,227,715
Merchant reserves	(458,256)	231,539
Customer deposits	(57,725)	9,070
Net cash provided by (used in) operating activities	(3,064,283)	27,770,210

Investing activities:
Purchases of property and equipment	(455,057)	(388,628)
Net cash (used in) investing activities	(455,057)	(388,628)

Financing activities:
Payments on equipment loan	(36,868)	(28,215)
Proceeds from issuance of common stock	10,510	—
Purchases of treasury stock	(149,769)	(19,036)
Net cash (used in) financing activities	(176,127)	(47,251)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(3,695,467)	27,334,331
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	45,910,486	32,343,501

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$42,215,019	$59,677,832

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,835	$1,195
Income taxes	—	312,158
Non-cash financing activity:
Issuance of deferred stock compensation	1,497,300	2,478,506

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,225
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock costs	—	—	—	(44,823)	—	—	(44,823)
Net (loss) for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

Issuance of common stock under equity incentive plan	994,049	994	1,610,320	—	(1,497,300)	—	114,014
Issuance of common stock under employee stock purchase plan	6,180	6	10,504	—	—	—	10,510
Reversal of deferred compensation amortization that did not vest	(15,000)	(15)	(31,305)	—	31,320	—	—
Deferred compensation amortization	—	—	—	—	346,048	—	346,048
Purchase of treasury stock costs	—	—	—	(104,946)	—	—	(104,946)
Net income for the period	—	—	—	—	—	75,492	75,492

Balance at June 30, 2024	29,764,435	$198,179	$99,222,467	$(4,511,919)	$(7,681,660)	$(71,512,849)	$15,714,218

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

Issuance of common stock under equity incentive plan	111,456	111	354,199	—	(34,452)	—	319,858
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	343,123	—	343,123
Purchase of treasury stock costs	—	—	—	(10,507)	—	—	(10,507)
Non-cash return of common stock	—	—	—	(156,162)	—	—	(156,162)
Net income for the period	—	—	—	—	—	205,041	205,041

Balance at June 30, 2023	28,462,606	$196,888	$96,853,243	$(3,924,225)	$(7,421,516)	$(70,643,175)	$15,061,215

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2023, as filed with the Commission on  March 27, 2024 (the "2023 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "second quarter" mean the three month period ended  June 30, 2024 or 2023, as the case may be and unless otherwise noted.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined that for each agreement it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Usio Output Solutions, Inc. ("Output Solutions"), a wholly-owned subsidiary of Usio, Inc., provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to the United States Postal Services, or USPS, for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our Automated Clearing House, or ACH, and complementary services, prepaid card services, and Output Solutions business lines.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

ACH and complementary services	$3,894,330	$4,079,157	$7,776,064	$7,419,879
Credit card	7,261,268	7,115,884	14,822,002	14,455,782
Prepaid card services	3,673,418	5,217,468	7,014,642	10,024,872
Output Solutions	4,686,869	4,849,197	10,224,792	10,807,417
Interest - ACH and complementary services	190,233	40,361	401,873	43,306
Interest - Prepaid card services	334,624	125,058	737,365	186,018
Interest - Output Solutions	39,146	9,447	73,536	15,568
Total revenue	$20,079,888	$21,436,572	$41,050,274	$42,952,842

Cash and Cash Equivalents: Cash and cash equivalents includes cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants. The Company earns interest on these underlying processing assets, which is recognized as revenue in the ACH and complementary services business line.

Prepaid Card Load Assets and Obligations: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by the customer. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability. As the prepaid business line expands, card load assets will increase as funds are sent from customers to the Company. As customers begin to load cash onto cards, the balance of both the prepaid card asset and corresponding liability decrease. As these balances decrease, the Company recognizes processing revenue and cardholder fees. The Company earns interest on these prepaid card load assets and obligations, which is recognized as revenue in the prepaid card services business line.

Customer Deposits: The Company holds customer deposits primarily for postage expenses to ensure the Company is not out of pocket for amounts billed daily by the USPS. These customer deposits are carried on the Company's balance sheet with a corresponding liability. The Company earns interest on these customer deposits, which is recognized as revenue in the Output Solutions business line.

Merchant Reserves: The Company has merchant reserve requirements associated with ACH transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant reserves are set for each merchant and funds are collected and held as collateral to minimize contingent liabilities associated with any losses that  may occur. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize merchant reserves strengthens the Company's standing with its member sponsors and is in accordance with the guidelines set by the card networks. The Company earns interest on these merchant reserves, which is recognized as revenue in our ACH and complementary services business line.

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,053,812	$6,763,813	$7,155,687	$5,709,117
Prepaid card load assets	28,698,878	18,812,954	31,578,973	20,170,761
Customer deposits	1,808,263	1,575,075	1,865,731	1,554,122
Merchant reserves	5,322,095	4,744,615	5,310,095	4,909,501
Total	$42,883,048	$31,896,457	$45,910,486	$32,343,501

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,498,256	$6,575,124	$7,498,256	$6,575,124
Prepaid card load assets	28,056,918	46,398,476	28,056,918	46,398,476
Customer deposits	1,808,006	1,563,192	1,808,006	1,563,192
Merchant reserves	4,851,839	5,141,040	4,851,839	5,141,040
Total	$42,215,019	$59,677,832	$42,215,019	$59,677,832

Accounts Receivable/Allowance for Estimated Credit Losses: The Company maintains an allowance for estimated credit losses resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer to conform with Accounting Standards Update (ASU) Topic 326. During the six months ended June 30, 2024 and the year ended  December 31, 2023, there were no credit losses incurred. In the past, losses incurred by the Company due to credit losses were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses  may be incurred in future periods. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for credit losses was $319,000 at June 30, 2024 and December 31, 2023.

Inventory: Inventory is stated at the lower of cost or net realizable value. At June 30, 2024 and December 31, 2023, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the six months ended June 30, 2024 and June 30, 2023, the Company capitalized software costs of $353,316 and $378,197, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2023 or during the six months ended June 30, 2024. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2024 and December 31, 2023, the Company’s reserve for processing losses was $892,528 and $826,528, respectively, carried on the Company's balance sheet as an accrued expense.

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

Reclassifications: We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended  June 30, 2024 and 2023, operating lease expenses totaled $133,973 and $146,415, respectively. For each of the six months ended June 30, 2024 and 2023, operating lease expenses totaled $266,105 and $257,038, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2024	December 31, 2023

Accrued commissions	$1,092,870	$2,433,353
Reserve for processing losses	892,528	826,528
Other accrued expenses	713,415	246,444
Accrued taxes	145,906	294,953
Accrued salaries	369,799	—
Total accrued expenses	$3,214,518	$3,801,278

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  June 30, 2024 and 2023 were $0 and $14,171, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. Principal payments for the six months ended  June 30, 2024 and 2023 were $14,312 and $27,659, respectively. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with interest only payments required for the first six months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $36,687 for the three months ended  June 30, 2024. Total interest and principal payments on this folder and inserter equipment loan were $50,168 for the six months ended  June 30, 2024.

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC ("Management Solutions"). Management Solutions' warrants vest and become exercisable annually over three years in three equal tranches beginning on December 15, 2021 and become fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vests. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,615 and $55,228 in each of the three and six months ended  June 30, 2024 and 2023, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$75,492	$205,041	$(174,696)	$219,874
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	26,534,407	26,413,329	26,454,848	26,410,340
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	26,534,407	26,413,329	26,454,848	26,410,340
Basic income (loss) per common share	$0.00	$0.01	$(0.01)	$0.01
Diluted income (loss) per common share and common share equivalent	$0.00	$0.01	$(0.01)	$0.01

The awards and options to purchase shares of common stock that were outstanding at June 30, 2024 and June 30, 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

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

Note 8. Related Party Transactions

Louis Hoch

During the six months ended June 30, 2024 and  June 30, 2023, the Company purchased a total of $4,402 and $18,148, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On  June 21, 2024, the Company granted 966,000 shares of restricted common stock with a 10-year vesting period and 277,200 restricted stock units ("RSUs") with a 3-year vesting period to employees and Directors as a performance bonus at an issue price of $1.55 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, employees and Directors will receive issued shares. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (160,000 shares), Michael White (120,000 shares), Greg Carter (80,000 shares), and Houston Frost (40,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs),and Houston Frost (12,000 RSUs).

On June 21, 2024, the Company granted 84,000 RSUs with a 3-year vesting period to Non-employee Directors as a performance bonus at an issue price of $1.55 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (21,000 RSUs).

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

On  March 16, 2023, the Company granted 69,000 RSUs with a 3-year vesting period to Non-employee Directors as a performance bonus at an issue price of $1.60 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (6,000 RSUs).

Note 9. Commitments and Contingencies

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

On or about  June 21, 2023, Usio filed suit against Kauder, Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On  July 6, 2023, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in  February of 2024, Usio refiled its case in Tennessee, where Kauder, Pioletti, and Triple Pay Play reside.

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. The Judge did not make a ruling and is currently reviewing all materials filed in regards to this matter.

Greenwich Business Capital, LLC

On or about  September 25, 2019, Usio and Greenwich Business Capital LLC (“GBC”), entered into an Agreement for payment processing services (the “Agreement”). Pursuant to the terms of the Agreement, Usio effectively terminated the Agreement with GBC on  October 31, 2023, by providing Greenwich with a 30-days written notice as required by the Agreement.

On  November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the National Automated Clearing House Association (NACHA) rules in the State of Rhode Island Kent Superior Court. In early  March of 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

On May 20, 2024, Usio’s Motion to Dismiss was heard in the State of Rhode Island Kent Superior Court. The Judge did not make a ruling and is currently reviewing all materials filed in regards to this matter.

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

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading financial statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

In our counterclaims and third-party petition, we have asserted causes of action for fraud, breach of contract and conversion.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision, which is pending review.

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM, LLC and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our selling, general, and administrative expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings, and remain relevant by developing payment platforms that address the current needs of our marketplace. In the second quarter of 2024, our revenues decreased 6% to $20.1 million, as compared to $21.4 million for the quarter ended June 30, 2023 due primarily to lower breakage revenues from our prepaid card line of business as the COVID incentive programs continue to wind down. These programs represented significant revenues in 2023, and were expected to decline in 2024 as they were wound down. Our processing volume and transactional metrics for prepaid, and the entire company, are growing, which we believe are strong indicators of future performance and revenue improvements. For more information, see "-Results of Operations - Revenues" below.

Managing Other Selling, General and Administrative Expenses. By appropriately managing our expenses (which are discussed under "Other Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. Carefully evaluating our existing SG&A expenses, and balancing them against the need for client implementation, support, and our technology staff to drive product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. Other SG&A expenses in the quarter increased nominally by $0.1 million, to $4.0 million as compared to $3.9 million in the prior year quarter. Similarly, for the six months ended June 30, 2024, SG&A expenses were up $0.3 million, reflecting the occurrence of some one-time expenses related to marketing initiatives and increased travel to sales-related events during the first quarter of 2024, alongside increases in salary and employee benefit expenses. We believe these operating expenses will be nominally higher versus the prior year to support the anticipated acceleration in revenue growth. For more information, see "-Results of Operations - Other Selling, General and Administrative Expenses" below.

Adding Quality Customers and Meeting Their Evolving Requirements. The addition of new, and quality customers, represents one of our largest opportunities to grow revenues, and stay relevant in the marketplace. We believe a large and quality client base allows us to stay in touch with the broader needs of the changing payment landscape, while providing a reliable book of business to help fund current and future operations. Our focus on addressing customer needs has allowed us to maintain a consistent presence and build a strong reputation in niche markets such as the lending, legal, government, and healthcare fields amongst others.

Adapt to Technological Changes. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe by regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. This allows us to implement new feature functionality to existing products, and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, prepaid card issuance, and credit card processing, especially in the digital marketplace, to match the need for diversified payment options in an increasingly ecommerce driven world.

Assimilating Current and Future Acquisitions. Acquisitions have been a key element in our growth focused strategy, both to add net new customers, and enhance our suite of payment technologies. This is evident through our acquisition of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The assimilation of those acquisitions were critical in both the retention of purchased assets, and their growth, through cross-selling, and implementation into our broader infrastructure that allows for increased diversity of offerings and support. We cannot assure you that we will be able to complete any acquisitions in the future.

In addition to the factors discussed above, we believe that processing volume and transaction counts are a vital measure which indicate our addition and implementation of net new customers, and growth from existing customers, which we believe correlate to both current and future revenues. The change in credit card processing volume, ACH transaction counts, and prepaid card purchase volume are the most direct metrics that drive revenues in their respective business lines, while prepaid card load volumes specifically, are an indicator of future revenue change within the prepaid card business line. While there are many components to the revenues of our business units that could impact revenue growth or decline, these processing metrics offer an indication to the current health of our overall company and success in our strategies to grow the business. During the second quarter of 2024, the number of credit card transactions processed by us increased by 19% versus the second quarter of 2023. The volume of credit card dollars processed during the second quarter of 2024 increased by 10% compared to the same time period in 2023. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the second quarter of 2024 increased by 10% compared to the second quarter of 2023. Returned check transactions processed during the second quarter of 2024 increased by 13% compared to the second quarter of 2023. Electronic check dollars processed during the second quarter of 2024 increased by 36% compared to the second quarter of 2023. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing.

Prepaid card load volumes processed during the second quarter of 2024 increased by 55% compared to the second quarter of 2023. Prepaid card transaction counts processed during the second quarter of 2024 increased by 58% compared to the second quarter of 2023. Prepaid card purchase volume during the second quarter of 2024 increased by 39% compared to the second quarter of 2023. This increase occurred primarily due to the continued traction with, and implementation of, corporate expense and healthcare markets, alongside guaranteed income and government assistance programs.

Total dollar volumes processed across all business lines in the second quarter of 2024 were $1.7 billion compared to $1.3 billion processed in the second quarter of 2023, up 29% over the prior year quarter, attributable to processing volume growth across all of our business lines.

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three year duration. As of December 31, 2023, the Company had repurchased $0.5 million of stock as part of the buyback program. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2024 and future years. As of June 30, 2024 the Company had repurchased $149,769 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

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

As the Federal Reserve has worked to fight economic inflation, the federal funds rate has experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and has remained flat since then. This has resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $1,435,398 in interest earnings in the six months ended June 30, 2024. Of this interest, $1,212,774 was recognized as revenue in the respective business lines for which the cash balances are held, and $222,624 as interest income. Should the Federal Reserve begin lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

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

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was taken from our reserve for processing losses. Subsequent to the first quarter of 2023, we have not had, and do not expect to have in the immediate future, similar processing losses, although there can be no assurance that such losses will not occur. Our reserve for processing losses was $892,528 as of June 30, 2024, to be used if future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date, and are recorded on the Company's balance sheet as an accrued expense.

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

CARES Act

On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that expand the employee retention credit, previously enacted under the CARES Act, and extending the applicable period through December 31, 2024. Measures not related to income-based taxes within the CARES Act include allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds.

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to Accounting Standards Codification 450-30 – Gain Contingencies (“ASC 450-30”). During the three months ended June 30, 2024, the Company recorded an employee retention credit of $0.3 million upon confirmation of eligibility for the employee retention credit. The employee retention credit is recorded in other income in the consolidated statement of operations.

Reclassifications

We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

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

•	The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles.
•	The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock option costs and certain non-recurring items, such as costs related to acquisitions.
•	The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues.
•	The Company defines adjusted operating cash flow as net cash provided (used) by operating activities, less changes in prepaid card load obligations, customer deposits, merchant reserves and net operating lease assets and obligations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These measures may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows as key indicators of the Company's operating performance and ability to fund acquisitions, capital expenditures and other investments and, in the absence of refinancing options, to repay debt obligations.

Management also believes that EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported adjusted EBITDA of $0.8 million for the quarter ended June 30, 2024, as compared to adjusted EBITDA of $1.3 million for the same period in the prior year. The decrease in adjusted EBITDA in the 2024 quarter was attributable to lower revenues as breakage from the COVID related incentive programs within our Prepaid card business wind down, alongside decreased profit margins, as a result of those high margin breakage revenues declining, versus the prior year period.

We reported adjusted EBITDA of $1.6 million for the six months ended June 30, 2024, as compared to adjusted EBITDA of $2.4 million for the six months ended June 30, 2023. The decrease in adjusted EBITDA was attributable to lower revenues as breakage from the COVID related incentive programs within our Prepaid card business wind down, versus the prior year period.

The following tables set forth reconciliations of Operating Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$(208,941)	$230,694	$(490,898)	$306,713
Depreciation and amortization	547,849	522,999	1,124,003	1,041,028
EBITDA	338,908	753,693	633,105	1,347,741
Non-cash stock-based compensation expense, net	460,061	577,869	959,334	1,082,443
Adjusted EBITDA	$798,969	$1,331,562	$1,592,439	$2,430,184

Calculation of Adjusted EBITDA margins:
Revenues	$20,079,888	$21,436,572	$41,050,274	$42,952,842
Adjusted EBITDA	$798,969	$1,331,562	$1,592,439	$2,430,184
Adjusted EBITDA margins	4.0%	6.2%	3.9%	5.7%

The following table is a reconciliation of net cash flow provided by (used in) operating activities to adjusted operating cash flows for the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023

Reconciliation from net cash (used in) operating activities to Non-GAAP Adjusted Operating Cash Flow:
Net cash provided by (used in) operating activities	$(3,064,283)	$27,770,210
Operating cash flow adjustments:
Prepaid card load obligations	3,522,055	(26,227,715)
Customer deposits	57,725	(9,070)
Merchant reserves	458,256	(231,539)
Operating lease right-of-use assets	(236,367)	(114,956)
Operating lease liabilities	246,945	134,979
Total adjustments to net cash provided by operating activities	$4,048,614	$(26,448,301)
Adjusted operating cash flows provided	$984,331	$1,321,909

We reported cash provided by adjusted operating cash flows of $1.0 million for the six months ended June 30, 2024 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $1.3 million provided in the six months ended June 30, 2023. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as we believe that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided by (used in) operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts as stated in our consolidated balance sheet. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The decrease in adjusted operating cash flows for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to an increase the Company's net loss, due to lower revenues and profit margins, alongside nominal increases in selling, general and administrative expense ("SG&A").

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

Results of Operations

Revenues

Our revenue is principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and program management and processing of prepaid debit cards. In addition, through Output Solutions services we provide electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenue from interest and fees earned on certain assets underlying the associated customer balances. Customer balances on which the Company earns interest revenue include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

ACH and complementary services	$3,894,330	$4,079,157	$(184,827)	(5)%
Credit card	7,261,268	7,115,884	145,384	2%
Prepaid card services	3,673,418	5,217,468	(1,544,050)	(30)%
Output Solutions	4,686,869	4,849,197	(162,328)	(3)%
Interest - ACH and complementary services	190,233	40,361	149,872	371%
Interest - Prepaid card services	334,624	125,058	209,566	168%
Interest - Output Solutions	39,146	9,447	29,699	314%
Total Revenue	$20,079,888	$21,436,572	$(1,356,684)	(6)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

ACH and complementary services	$7,776,064	$7,419,879	$356,185	5%
Credit card	14,822,002	14,455,782	366,220	3%
Prepaid card services	7,014,642	10,024,872	(3,010,230)	(30)%
Output Solutions	10,224,792	10,807,417	(582,625)	(5)%
Interest - ACH and complementary services	401,873	43,306	358,567	828%
Interest - Prepaid card services	737,365	186,018	551,347	296%
Interest - Output Solutions	73,536	15,568	57,968	372%
Total Revenue	$41,050,274	$42,952,842	$(1,902,568)	(4)%

Consolidated revenue for the quarter ended June 30, 2024 decreased by 6% to $20.1 million, as compared to $21.4 million for the quarter ended June 30, 2023 due primarily to lower breakage revenues from our prepaid card line of business as COVID incentive programs continue to wind down. The ACH and complementary services, and Output Solutions lines of business were also down 5% and 3%, respectively, as a result of slightly reduced recurring customer billing in the quarter. There was modest growth in our credit card line of business, as the growth related to our Payfac strategy continues to be implemented outpacing the attrition in our legacy credit card line of business. Interest revenues on underlying customer assets recognized in the quarter ended June 30, 2024 were $0.6 million compared to interest revenues of $0.2 million in the quarter ended June 30, 2023 primarily due to higher interest rates.

Consolidated revenue for the six months ended June 30, 2024 decreased by 4% to $41.1 million, as compared to $43.0 million for the six months ended June 30, 2023 due primarily to lower breakage revenues from our prepaid card line of business as COVID incentive programs continue to wind down. The Output Solutions line of business was also down 5%, as a result of challenging comparables to the prior year period which included higher levels of one time revenues related to printing government tax forms and voter cards. There was growth in our ACH and credit card lines of business, as the growth related to our Payfac strategy continues to be implemented, outpacing the attrition in our legacy credit card books of business, and ACH now compares more favorably to fiscal quarters following our exit from the crypto space in July of 2022, resulting in a return of positive quarterly growth metrics reflecting our efforts to add net new customers and processing volumes. Interest revenues recognized in the six months ended June 30, 2024 were $1.2 million compared to interest revenues of $0.2 million in the six months ended June 30, 2023 primarily due to higher interest rates.

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

Cost of services decreased by $1.0 million, or 6%, to $15.3 million for the quarter ended June 30, 2024, as compared to $16.3 million for the same period in the prior year, due to lower revenues driving similar declines in our processing, banking and transactional expenses.

Cost of services decreased by $1.4 million, or 4%, to $31.4 million for the six months ended June 30, 2024, as compared to $32.8 million for the same period in the prior year, due to lower revenues driving similar declines in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit decreased by 7% to $4.8 million for the quarter ended June 30, 2024, as compared to $5.2 million for the same period in the prior year. Similarly, gross margin percentage of revenue was 23.9% for the quarter ended June 30, 2024 as compared to 24.2% in the prior year period. The decrease in gross profit, and gross margin percentage in the quarter ended June 30, 2024, as compared to the same period during the prior year was primarily attributable to lower revenues and profitability from our Output solutions line of business.

Gross profit decreased by 5% to $9.7 million for the six months ended June 30, 2024, as compared to $10.2 million for the same period in the prior year. Similarly, gross margin percentage of revenue was 23.5% for the six months ended June 30, 2024 as compared to 23.6% in the prior year period. The decrease in gross profit and gross margin percentage in the six months ended June 30, 2024, as compared to the same period during the prior year, was primarily attributable to lower revenues and gross profit from our Output solutions line of business, alongside reduced margins from our Prepaid card services business line in the first quarter of 2024 prior to improvement in the second quarter of 2024.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended June 30, 2024 as compared to $0.6 million for the quarter ended June 30, 2023, nominally lower versus the prior year period due to the completed amortization of previously issued stock based compensation.

Stock-based compensation expenses were $1.0 million for the six months ended June 30, 2024 as compared to $1.1 million for the six months ended June 30, 2023, nominally lower versus the prior year period due to the completed amortization of previously issued stock based compensation.

Other Selling, General and Administrative Expenses

Other SG&A expenses were $4.0 million for the quarter ended June 30, 2024 as compared to $3.9 million in the prior year quarter. The modest increase in other SG&A for the quarter ended June 30, 2024 reflects moderate increases due to salary and employee benefit increases.

Other SG&A expenses were $8.1 million for the six months ended June 30, 2024 as compared to $7.7 million in the prior year quarter. The increase in other SG&A expenses for the six months ended June 30, 2024 reflects the occurrence of some one-time expenses related to marketing initiatives, and increased travel to sales-related events during the first quarter of 2024, alongside moderate increases in salary and employee benefit expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.5 million and $0.5 million for the quarters ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was effectively flat versus the same period a year ago as the amortization of net new intangible assets and completed amortization of prior intangible assets were essentially equal, resulting in effectively no change from the current to prior year period.

Depreciation and amortization expense totaled $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in depreciation and amortization expense was due to the amortization of intangible assets, specifically related to capitalized labor for our internal use software, increasing overall depreciation and amortization expense versus the same period a year ago, countered in part by the completed amortization of intangible assets.

Other Income

Other income, net was $0.4 million for the quarter ended June 30, 2024 compared to $0.0 million for the quarter ended June 30, 2023. This increase was the result of an increase in interest-bearing assets and higher interest rates which drove the increased interest income alongside the receipt of an employee retention tax credit issued under the CARES Act, and extended by the ARPA, receivable in the quarter ended June 30, 2024.

Other income, net was $0.5 million for the six months ended June 30, 2024 compared to $0.1 million for the six months ended June 30, 2023. This increase was the result of an increase in interest-bearing assets and higher interest rates which drove the increased interest income alongside the receipt of an employee retention tax credit issued under the CARES Act, and extended by the ARPA, and receivable in the quarter ended June 30, 2024.

Net Income (Loss)

We reported a net income of $0.1 million for the quarter ended June 30, 2024, as compared to net income of $0.2 million for the same period in the prior year. The decrease in net income was attributable to a decrease in revenue combined with slightly increased SG&A.

We reported a net loss of $0.2 million for the six months ended June 30, 2024, as compared to net income of $0.2 million for the same period in the prior year. The decrease in net income was attributable to a decrease in revenue combined with decreased profit margins, and slightly increased SG&A.

We may incur future operating losses. To maintain, grow and achieve profitability, we must, among other things, continue to incrementally grow and maintain our customer base, sell our ACH, credit card, prepaid product and Output Solutions offerings to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of June 30, 2024, we had cash and cash equivalents of $7.5 million. For the six months ended June 30, 2024, cash used in operations was $3.1 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported a net income of $0.1 million for the quarter ended June 30, 2024. At June 30, 2024, we had an accumulated deficit of $71.5 million. Additionally, we had working capital of $9.4 million and $8.0 million at June 30, 2024 and December 31, 2023, respectively.

From time to time we have sold shares of our common stock in order to provide liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at a price of $7.00 per share in a private offering. The gross proceeds from the private offering were $1,000,000. On May 9, 2023, Voyager Digital returned 142,857 shares of common stock, valued at a price of $1.09 per share, in a non-cash transaction to satisfy payment obligations related to the wind down of their payment disbursement needs following their bankruptcy. This transaction was recognized as revenue for services rendered and as shares returned to treasury stock in the quarter ended June 30, 2023. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that we will be able to sell shares of our equity securities on terms acceptable to us or at all in the future.

Cash Flows

Net cash used in operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the six months ended June 30, 2024 was $3.1 million, as compared to net cash provided by operating activities of $27.8 million for the six months ended June 30, 2023. The increase in cash used in operating activities was due to the larger decrease in prepaid card load obligations versus the same period last year, alongside lower accounts payable and accrued expenses. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $1.0 million for the six months ended June 30, 2024 as compared to cash used in operating activities of $1.3 million for the six months ended June 30, 2023. The Company believes the non-GAAP measure adjusted operating cash flow is a more accurate indicator of cash contributions that can be used to sustain current and future business operations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. For more information relating to this Non-GAAP financial measure, including a reconciliation from net cash provided by (used in) operating activities to Non-GAAP adjusted Operating Cash Flow (used), please see "Key Business Metrics - Non-GAAP Financial Measures" in this report. Operating cash flow for the six months ended June 30, 2024 was approximately $1.0 million, a decrease of approximately $0.3 million from the six months ended June 30, 2023. This decrease was primarily attributable to an increase in the Company's net loss, due to lower revenues and profit margins, alongside nominal increases in SG&A, and the decrease in our accrued expenses. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2024 as compared to cash used in investing activities of $0.4 million for the six months ended June 30, 2023. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases relative to the same period a year ago.

Net cash used in financing activities for the six months ended June 30, 2024 was $0.2 million and net cash used in financing activities for the six months ended June 30, 2023 was $0.05 million. The increase in cash used in financing activities was primarily attributable to the increased quantity of stock re-purchases relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2024 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance, as a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about June 21, 2023, Usio filed suit against Kauder, Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On July 6, 2023, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in February of 2024, Usio refiled its case in Tennessee, where Kauder, Pioletti, and Triple Pay Play reside.

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. The Judge did not make a ruling and is currently reviewing all materials filed in regards to this matter.

GREENWICH BUSINESS CAPITAL, LLC

On or about September 25, 2019, Usio and Greenwich Business Capital LLC (“GBC”), entered into an Agreement for payment processing services (the “Agreement”). Pursuant to the terms of the Agreement, Usio effectively terminated the Agreement with GBC on October 31, 2023, by providing Greenwich with a 30-days written notice as required by the Agreement.

On November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the National Automated Clearing House Association (NACHA) rules in the State of Rhode Island Kent Superior Court. In early March of 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

On May 20, 2024, Usio’s Motion to Dismiss was heard in the State of Rhode Island Kent Superior Court. The Judge did not make a ruling and is currently reviewing all materials filed in regards to this matter.

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

We also discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. KDHM, Minten and Dowe provided us with fraudulent and misleading financial statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customer, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

In our counterclaims and third-party petition, we have asserted causes of action for fraud, breach of contract and conversion.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision, which is pending review.

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM, LLC and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended June 30, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, our Board of Directors added an additional $2 million to the buyback program. The buyback program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the buyback program. On November 7, 2019, our Board of Directors approved the renewal of the buyback program. The Board approved a limit of $1,420,000, which was rolled over from the buyback program prior to renewal, with a three-year duration. On May 13, 2022, our Board of Directors authorized another renewal of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2024, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2024	5,476	$1.63	5,476	$2,217,654
May 1 - May 31, 2024	6,415	$1.61	6,415	$2,207,353
June 1 - June 30, 2024	53,628	$1.60	53,628	$2,121,624
Total	65,519		65,519	$2,121,624

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

10.14	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.15	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.16*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.17+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.18+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.19	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.26	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.27*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.28*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.29*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.30*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.31*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1*	Clawback Policy (Included as exhibit 97.1 to the Form 10-K filed on March 27, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Commission upon request.
*	Management Compensatory Plan or Arrangement

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: August 14, 2024	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)