Form 10-Q
period 2024-09-30
Usio, Inc.
filed 2024-11-06
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the number of outstanding shares of the registrant's common stock was 27,130,334.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,392,317	$7,155,687
Accounts receivable, net	4,257,022	5,564,138
Settlement processing assets	59,549,564	44,899,603
Prepaid card load assets	22,065,567	31,578,973
Customer deposits	1,824,820	1,865,731
Inventory	400,002	422,808
Prepaid expenses and other	775,310	444,071
Current assets before merchant reserves	97,264,602	91,931,011
Merchant reserves	4,892,601	5,310,095
Total current assets	102,157,203	97,241,106

Property and equipment, net	3,304,601	3,660,092

Other assets:
Intangibles, net	1,099,373	1,753,333
Deferred tax asset, net	4,690,053	1,504,000
Operating lease right-of-use assets	3,012,779	2,420,782
Other assets	340,285	355,357
Total other assets	9,142,490	6,033,472

Total assets	$114,604,294	$106,934,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$579,618	$1,031,141
Accrued expenses	2,879,369	3,801,278
Operating lease liabilities, current portion	553,480	633,616
Equipment loan, current portion	192,206	107,270
Settlement processing obligations	59,549,564	44,899,603
Prepaid card load obligations	22,065,567	31,578,973
Customer deposits	1,824,820	1,865,731
Current liabilities before merchant reserve obligations	87,644,624	83,917,612
Merchant reserve obligations	4,892,601	5,310,095
Total current liabilities	92,537,225	89,227,707

Non-current liabilities:
Equipment loan, net of current portion	562,923	718,980
Operating lease liabilities, net of current portion	2,573,100	1,919,144
Total liabilities	95,673,248	91,865,831

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2024 (unaudited) and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 29,811,487 and 28,671,606 issued, and 27,216,864 and 26,332,523 outstanding at September 30, 2024 (unaudited) and December 31, 2023, respectively	198,226	197,087
Additional paid-in capital	99,447,552	97,479,830
Treasury stock, at cost; 2,594,623 and 2,339,083 shares at September 30, 2024 (unaudited) and December 31, 2023, respectively	(4,755,916)	(4,362,150)
Deferred compensation	(7,297,234)	(6,907,775)
Accumulated deficit	(68,661,582)	(71,338,153)
Total stockholders’ equity	18,931,046	15,068,839

Total liabilities and stockholders’ equity	$114,604,294	$106,934,670

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$21,321,478	$20,982,761	$62,371,752	$63,935,603
Cost of services	16,425,321	16,325,793	47,822,086	49,121,210
Gross profit	4,896,157	4,656,968	14,549,666	14,814,393

Selling, general and administrative expenses:
Stock-based compensation	569,772	594,815	1,529,106	1,677,258
Other SG&A	4,119,317	4,293,869	12,180,387	12,021,110
Depreciation and amortization	583,718	518,573	1,707,721	1,559,601
Total selling, general and administrative	5,272,807	5,407,257	15,417,214	15,257,969

Operating (loss)	(376,650)	(750,289)	(867,548)	(443,576)

Other income and (expense):
Interest income	125,564	49,769	348,188	116,649
Other income	—	50,000	261,413	50,000
Interest expense	(13,700)	(393)	(41,535)	(1,588)
Other income, net	111,864	99,376	568,066	165,061

(Loss) before income taxes	(264,786)	(650,913)	(299,482)	(278,515)

Federal income tax (benefit)	(3,186,053)	—	(3,186,053)	—
State income tax expense	70,000	70,000	210,000	222,524
Income tax expense (benefit)	(3,116,053)	70,000	(2,976,053)	222,524

Net income (loss)	$2,851,267	$(720,913)	$2,676,571	$(501,039)

Basic income (loss) per common share:	$0.10	$(0.03)	$0.10	$(0.02)
Diluted income (loss) per common share:	$0.10	$(0.03)	$0.10	$(0.02)
Weighted average common shares outstanding
Basic	27,322,497	26,383,144	26,747,277	26,386,586
Diluted	27,322,497	26,383,144	26,747,277	26,386,586

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$2,676,571	$(501,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,053,761	905,701
Amortization	653,960	653,900
Deferred federal income tax	(3,186,053)	—
Employee stock-based compensation	1,529,106	1,644,658
Vendor stock-based compensation	—	32,600
Non-cash revenue from returned common stock	—	(156,162)
Changes in current assets and current liabilities:
Accounts receivable	1,307,116	(831,978)
Prepaid expenses and other	(331,239)	(289,819)
Operating lease right-of-use assets	(591,997)	244,040
Other assets	15,072	—
Inventory	22,806	106,516
Accounts payable and accrued expenses	(1,373,432)	845,249
Operating lease liabilities	573,820	(267,553)
Prepaid card load obligations	(9,513,406)	38,668,841
Merchant reserves	(417,494)	427,044
Customer deposits	(40,911)	24,376
Net cash provided by (used in) operating activities	(7,622,320)	41,506,374

Investing activities:
Purchases of property and equipment	(698,271)	(587,451)
Net cash (used in) investing activities	(698,271)	(587,451)

Financing activities:
Payments on equipment loan	(71,121)	(42,527)
Proceeds from issuance of common stock	50,297	—
Purchases of treasury stock	(393,766)	(68,967)
Net cash (used in) financing activities	(414,590)	(111,494)

Change in cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves	(8,735,181)	40,807,429
Cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves, beginning of period	45,910,486	32,343,501

Cash, Cash Equivalents, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$37,175,305	$73,150,930

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41,535	$1,588
Income taxes	—	312,158
Non-cash operating activities:
Right of use assets obtained in exchange for operating lease liabilities	963,487	—
Non-cash financing activity:
Issuance of deferred stock compensation	1,497,300	2,478,506

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	September 30,
	2024	2023

Beginning cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,155,687	$5,709,117
Prepaid card load assets	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Merchant reserves	5,310,095	4,909,501
Total	$45,910,486	$32,343,501

Ending cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,392,317	$7,396,285
Prepaid card load assets	22,065,567	58,839,602
Customer deposits	1,824,820	1,578,498
Merchant reserves	4,892,601	5,336,545
Total	$37,175,305	$73,150,930

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,225
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock costs	—	—	—	(44,823)	—	—	(44,823)
Net (loss) for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

Issuance of common stock under equity incentive plan	994,049	994	1,610,320	—	(1,497,300)	—	114,014
Issuance of common stock under employee stock purchase plan	6,180	6	10,504	—	—	—	10,510
Reversal of deferred compensation amortization that did not vest	(15,000)	(15)	(31,305)	—	31,320	—	—
Deferred compensation amortization	—	—	—	—	346,048	—	346,048
Purchase of treasury stock costs	—	—	—	(104,946)	—	—	(104,946)
Net income for the period	—	—	—	—	—	75,492	75,492

Balance at June 30, 2024	29,764,435	$198,179	$99,222,467	$(4,511,919)	$(7,681,660)	$(71,512,849)	$15,714,218

Issuance of common stock under equity incentive plan	21,100	21	185,324	—	—	—	185,345
Issuance of common stock under employee stock purchase plan	25,952	26	39,761	—	—	—	39,787
Deferred compensation amortization	—	—	—	—	384,426	—	384,426
Purchase of treasury stock costs	—	—	—	(243,997)	—	—	(243,997)
Net income for the period	—	—	—	—	—	2,851,267	2,851,267

Balance at September 30, 2024	29,811,487	$198,226	$99,447,552	$(4,755,916)	$(7,297,234)	$(68,661,582)	$18,931,046

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,421,250	1,421	2,638,529	—	(2,444,054)	—	195,896
Deferred compensation amortization	—	—	—	—	308,676	—	308,676
Purchase of treasury stock costs	—	—	—	(8,529)	—	—	(8,529)
Net income for the period	—	—	—	—	—	14,833	14,833

Balance at March 31, 2023	28,466,150	$196,892	$96,687,132	$(3,757,556)	$(7,833,278)	$(70,848,216)	$14,444,974

Issuance of common stock under equity incentive plan	111,456	111	354,199	—	(34,452)	—	319,858
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	343,123	—	343,123
Purchase of treasury stock costs	—	—	—	(10,507)	—	—	(10,507)
Non-cash return of common stock	—	—	—	(156,162)	—	—	(156,162)
Net income for the period	—	—	—	—	—	205,041	205,041

Balance at June 30, 2023	28,462,606	$196,888	$96,853,243	$(3,924,225)	$(7,421,516)	$(70,643,175)	$15,061,215

Issuance of common stock under equity incentive plan	43,800	44	252,212	—	—	—	252,256
Deferred compensation amortization	—	—	—	—	342,559	—	342,559
Purchase of treasury stock costs	—	—	—	(49,931)	—	—	(49,931)
Net (loss) for the period	—	—	—	—	—	(720,913)	(720,913)

Balance at September 30, 2023	28,506,406	$196,932	$97,105,455	$(3,974,156)	$(7,078,957)	$(71,364,088)	$14,885,186

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2023, as filed with the Commission on  March 27, 2024 (the "2023 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "third quarter" mean the three month period ended  September 30, 2024 or 2023, as the case may be and unless otherwise noted.

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

The following table presents the Company's consolidated revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

ACH and complementary services	$4,302,510	$3,528,133	$12,078,574	$10,948,012
Credit card	7,197,362	7,169,066	22,019,364	21,624,848
Prepaid card services	4,017,153	4,685,212	11,031,795	14,710,084
Output Solutions	5,253,388	5,138,030	15,478,180	15,945,447
Interest - ACH and complementary services	201,545	212,691	603,418	255,997
Interest - Prepaid card services	309,131	239,413	1,046,496	425,431
Interest - Output Solutions	40,389	10,216	113,925	25,784
Total revenue	$21,321,478	$20,982,761	$62,371,752	$63,935,603

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

Merchant Reserves: The Company has merchant reserve requirements associated with ACH transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant reserves are established for each merchant and funds are collected and held as collateral to minimize contingent liabilities associated with any losses that  may occur. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize merchant reserves strengthens the Company's standing with its member sponsors and is in accordance with the guidelines set by the card networks. The Company earns interest on these merchant reserves, which is recognized as revenue in our ACH and complementary services business line.

Accounts Receivable/Allowance for Estimated Credit Losses: The Company maintains an allowance for estimated credit losses resulting from the inability or failure of the Company’s customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections, and financial condition of the customer to conform with Accounting Standards Update (ASU) Topic 326. During the nine months ended September 30, 2024 and the year ended  December 31, 2023, there were no credit losses incurred. In the past, losses incurred by the Company due to credit losses were within its expectations. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make contractual payments, additional losses  may be incurred in future periods. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The allowance for credit losses was $289,000 at September 30, 2024 and $319,000 at  December 31, 2023.and carried on the Company's balance sheet in accounts receivable, and in the statement of cash flows as a change in accounts receivable.

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2024 and December 31, 2023, inventory consisted primarily of printing and paper supplies used for Output Solutions.

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the nine months ended September 30, 2024 and September 30, 2023, the Company capitalized software costs of $575,882 and $513,593, respectively.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2023 or during the nine months ended September 30, 2024. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2024 and December 31, 2023, the Company’s reserve for processing losses was $925,528 and $826,528, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended  September 30, 2024 and 2023, operating lease expenses totaled $135,123 and $132,574, respectively. For each of the nine months ended September 30, 2024 and 2023, operating lease expenses totaled $401,228 and $407,358, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2024	December 31, 2023

Accrued commissions	$772,472	$2,433,353
Reserve for processing losses	925,528	826,528
Other accrued expenses	745,293	246,444
Accrued taxes	237,132	294,953
Accrued salaries	198,944	—
Total accrued expenses	$2,879,369	$3,801,278

Note 4. Equipment Loan

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  September 30, 2024 and 2023 were $0 and $14,312, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. Principal payments for the nine months ended  September 30, 2024 and 2023 were $14,312 and $42,528, respectively. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with interest only payments required for the first six months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for the three months ended  September 30, 2024. Total interest and principal payments on this folder and inserter equipment loan were $98,121 for the nine months ended  September 30, 2024.

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC d/b/a/ KDHM, LLC ("IMS" or "KDHM") which were issued in connection with our acquisition of IMS in December 2020. IMS's  warrants vest and become exercisable annually over three years in three equal tranches beginning on December 15, 2021 and became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vests. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,615 and $82,842 in each of the three and nine months ended  September 30, 2024 and 2023, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$2,851,267	$(720,913)	$2,676,571	$(501,039)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	27,322,497	26,383,144	26,747,277	26,386,586
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	27,322,497	26,383,144	26,747,277	26,386,586
Basic income (loss) per common share	$0.10	$(0.03)	$0.10	$(0.02)
Diluted income (loss) per common share and common share equivalent	$0.10	$(0.03)	$0.10	$(0.02)

The warrants to purchase shares of common stock that were outstanding at September 30, 2024 and September 30, 2023 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2024	2023
Anti-dilutive warrants	945,599	945,599

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

The Company has recognized a deferred tax asset of approximately $4.7 million recorded net of a valuation allowance of approximately $2.9 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that more likely than not that the Company will have taxable income in the future, and elected to decrease the valuation allowance by approximately $3.2 million during 2024. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted.

Significant components of the Company's deferred tax asset are as follows for the nine months ended September 30, 2024 and year ended  December 31, 2023.

	September 30, 2024	December 31, 2023

Deferred tax assets:
Net operating loss carryforwards	$4,690,051	$4,686,000
Depreciation and amortization	1,137,000	1,137,000
Non-cash compensation	1,649,000	1,649,000
Other	124,000	124,000
Total	7,600,051	7,596,000
Valuation Allowance	(2,909,998)	(6,092,000)
Deferred tax asset	$4,690,053	$1,504,000

The tax provision for federal and state income tax is as follows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Current provision:
Federal	$—	$—
State	210,000	222,524
	210,000	222,524

Deferred provision:
Federal income tax (benefit)	(3,186,053)	—

Income tax expense (benefit)	$(2,976,053)	$222,524

The reconciliation of federal income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows for the nine months ended September 30, 2024 and year ended  December 31, 2023.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Income tax (benefit) at 21%	$(62,891)	$(58,488)
Change in valuation allowance	(3,182,002)	—
Permanent and other differences	58,840	58,488
State taxes	210,000	222,524

Income tax expense (benefit)	$(2,976,053)	$222,524

At  December 31, 2023, the Company had available net operating loss carryforwards of approximately $22.3 million. Net operating loss carryforwards ("NOLs") generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

Pursuant to Sections 382 and 383 of the Internal Revenue Code ("IRC"), federal and state tax laws impose significant restrictions on the utilization of net operating loss and other tax carryforwards in the event of a change in ownership of the Company. The Company does not expect IRC Sections 382 and 383 to significantly impact the utilization of its NOLs and other tax carryforwards. If we were to experience an "ownership change," as determined under Section 382 of the IRC, our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the IRC) at any time during a rolling three-year period.

The schedule below outlines when the Company's net operating losses for 2017 and prior years were generated and the year they  may expire.

Tax Year End	NOL	Expiration
2005	$1,788,157	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$9,310,614

As of  September 30, 2024, there are NOLs totaling approximately $13.0 million that have been generated since 2017 that do not expire, and can be carried forward to future year to offset taxable income. The schedule below outlines when the Company's net operating losses for 2018 and later years were generated.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
Total	$13,022,971
Total loss carryforwards	$22,333,585

Management is not aware of any tax positions that would have a significant impact on the Company's financial position or results of operations.

Note 8. Related Party Transactions

Louis Hoch

During the nine months ended September 30, 2024 and  September 30, 2023, the Company purchased a total of $9,747 and $18,148, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear.

Directors and Officers

On  June 21, 2024, the Company granted 966,000 shares of restricted common stock with a 10-year vesting period and 277,200 restricted stock units ("RSUs") with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.55 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, employees and Directors will receive issued shares. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (160,000 shares), Michael White (120,000 shares), Greg Carter (80,000 shares), and Houston Frost (40,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs),and Houston Frost (12,000 RSUs).

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

On  November 30, 2023, Tom Jewell, the Senior Vice President, Chief Financial Officer, and principal financial and accounting officer of the Company, notified the Company of his intention to retire. On  December 11, 2023, Mr. Jewell entered into a Separation and Mutual Release of Claims Agreement (“Separation Agreement”) with the Company. Pursuant to the Separation Agreement, Mr. Jewell was paid installment payments equal to his base salary at the time of his retirement until and including  April 18, 2024. Additionally, Mr. Jewell was permitted to retain any unvested Company stock options or other equity awards, which shall vest in accordance with the applicable schedules. Mr. Jewell also received all employee benefits including, but not limited to, health, dental, vision and life insurances that he was receiving prior to his execution of the Separation Agreement until  April 18, 2024.

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

On  February 8, 2023, the Company granted 1,403,000 shares of restricted common stock with a 10-year vesting period and 273,000 RSUs with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.75 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, employees and Directors will receive issued shares. Executive officers and Directors included in the 10-year restricted stock grant were Louis Hoch (330,000 shares), Tom Jewell (200,000 shares), Greg Carter (100,000 shares) and Houston Frost (100,000 shares). Executive officers included in the RSU grant were Louis Hoch (33,000 RSUs), Tom Jewell (21,000 RSUs), Greg Carter (12,000 RSUs) and Houston Frost (12,000 RSUs).

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

Ben Kauder and Nina Pioletti were executives of Singular and, after the acquisition, Usio hired them as executive-level employees. Usio hired Kauder to serve as Senior Vice President of Integrated Payments, and Pioletti was hired to serve as Director of Sales. As a condition of employment, Kauder and Pioletti agreed to be bound by certain Usio policies, including as related to preserving the confidentiality of Usio’s proprietary information. As Usio executives, Kauder and Pioletti were afforded access to and contributed to the development of Usio’s trade secrets and other proprietary information not generally known by the public at large, including but not limited to, financial information, marketing plans, cost and operational/strategic plans, and sales presentations.

In  May 2021, Kauder resigned from Usio followed by Pioletti in  July 2022. Thereafter, Kauder and Pioletti formed Triple Pay Play, another payment processing company which directly competes with Usio. Upon information and belief, Kauder and Pioletti were working to form Triple Pay Play while employed by Usio, during Usio business hours, and while using Usio resources and Usio property.

On or about  June 21, 2023, Usio filed suit against Kauder, Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On  July 6, 2023, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in  February 2024, Usio refiled its case in Tennessee, where Kauder, Pioletti, and Triple Pay Play reside.

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

On  November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the National Automated Clearing House Association (NACHA) rules in the State of Rhode Island Kent Superior Court. In early  March 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

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

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to continue to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM, LLC and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

We subsequently discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. We believe that KDHM, Minten and Dowe provided us with fraudulent and misleading financial statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customers, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

On  August 18, 2023, the judge granted a summary motion entitling KDHM to deposits for customer accounts that were printed and mailed prior to the acquisition, and Output Solutions was entitled to deposits for accounts that were not yet printed and printed but not yet mailed prior to the acquisition. Usio has requested a reconsideration of the motion, as it does not consider that deposits are only owed to KDHM if they were earned and offset against accounts receivable.

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

We have not recorded a contingency in relation to this case, as we consider the risk of lose remote as related to this lawsuit.

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

Similarly, our PINless debit product allows merchants to debit and credit accounts in real-time utilizing the debit card networks.

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

Prepaid and Incentive Card Services. Through our December 2014 acquisition of the assets of Akimbo Financial, Inc., we added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform including cardholder web and mobile applications and launched what is now our UsioCard business. As a result of this acquisition, through our subsidiary, FiCentive, Inc., we offer customizable prepaid cards which customers use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. This comprehensive money disbursement platform allows businesses to pay their contractors, employees, or other recipients by choosing among a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check. These cardholder web and mobile applications have been fully integrated into FiCentive’s prepaid card core processor, and now support all program types and brands offered by FiCentive and its clients.

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

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings, and remain relevant by developing payment platforms that address the current needs of our marketplace. In the third quarter of 2024, our revenues increased 2% to $21.3 million, as compared to $21.0 million for the quarter ended September 30, 2023, due primarily to strong growth in our ACH and complimentary services line of business, helping to offset lower breakage revenues from our prepaid card line of business as the COVID incentive programs continued to wind down. These programs represented significant revenues in 2023, and were expected to decline in 2024 as they were wound down. Our processing volume and transactional metrics for prepaid, and the entire company, are growing, which we believe are strong indicators of future performance and revenue improvements. For more information, see "-Results of Operations - Revenues" below.

Managing Other Selling, General and Administrative Expenses. By appropriately managing our expenses (which are discussed under "Other Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. Carefully evaluating our existing SG&A expenses, and balancing them against the need for client implementation, support, and our technology staff to drive product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. Other SG&A expenses in the quarter decreased by $0.2 million, to $4.1 million as compared to $4.3 million in the prior year quarter. For the nine months ended September 30, 2024, SG&A expenses were relatively flat, reflecting the incurrence of some one-time expenses related to marketing initiatives and increased travel to sales-related events during the first quarter of 2024, alongside increases in salary and employee benefit expenses. However improved expense management, alongside workforce efficiencies due to new equipment in our Output Solutions line of business contributed to lower SG&A expenses in the third quarter. While we anticipate slightly increased SG&A expense sequentially in the fourth quarter of 2024, we expect year over year SG&A to remain relatively flat. For more information, see "-Results of Operations - Other Selling, General and Administrative Expenses" below.

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

Adapt to Technological Changes. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe by regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. We believe that this allows us to implement new feature functionality to existing products, and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, prepaid card issuance, and credit card processing, especially in the digital marketplace, to match the need for diversified payment options in an increasingly ecommerce driven world.

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

In addition to the factors discussed above, we believe that processing volume and transaction counts are a vital measure which indicate our addition and implementation of net new customers, and growth from existing customers, which we believe correlate to both current and future revenues. The change in credit card processing volume, ACH transaction counts, and prepaid card purchase volume are the most direct metrics that drive revenues in their respective business lines, while prepaid card load volumes specifically, are an indicator of future revenue change within the prepaid card business line. While there are many components to the revenues of our business units that could impact revenue growth or decline, these processing metrics offer an indication to the current health of our overall company and success in our strategies to grow the business. During the third quarter of 2024, the number of credit card transactions processed by us increased by 22% versus the third quarter of 2023. The volume of credit card dollars processed during the third quarter of 2024 increased by 7% compared to the same time period in 2023. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the third quarter of 2024 increased by 25% compared to the third quarter of 2023. Returned check transactions processed during the third quarter of 2024 increased by 18% compared to the third quarter of 2023. Electronic check dollars processed during the third quarter of 2024 increased by 61% compared to the third quarter of 2023. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing.

Prepaid card load volumes processed during the third quarter of 2024 increased by 21% compared to the third quarter of 2023. Prepaid card transaction counts processed during the third quarter of 2024 increased by 56% compared to the third quarter of 2023. Prepaid card purchase volume during the third quarter of 2024 increased by 23% compared to the third quarter of 2023. This increase occurred primarily due to the continued traction with, and implementation of, corporate expense and healthcare markets, alongside guaranteed income and government assistance programs.

Total dollar volumes processed across all business lines in the third quarter of 2024 were $2.0 billion compared to $1.4 billion processed in the third quarter of 2023, up 46% over the prior year quarter, attributable to processing volume growth across all of our business lines.

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three year duration. As of December 31, 2023, the Company had repurchased $0.5 million of stock as part of the buyback program. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2024 and future years. During the nine months ended September 30, 2024, the Company had repurchased $393,766 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buy backs.

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

As the Federal Reserve has worked to fight economic inflation, the federal funds rate has experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $0.9 million in interest earnings in the nine months ended September 30, 2024. Of this interest, $1.8 million was recognized as revenue in the respective business lines for which the cash balances are held, and $348,188 as interest income. In September 2024, the Federal Reserve lowered the federal funds rate 0.50% which has resulted in lower interest earnings on our interest bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

The Company continues to invest in growth initiatives to drive increased revenues, and profitability metrics. While we recognized high levels of growth in 2023, a significant portion of this growth was due to the Prepaid card business benefitting from outsized growth in 2022 and 2023 as a result of large incentive programs brought on by the Covid-19 pandemic. Those programs have been winding down in 2024, requiring new card programs and clients being brought on to replace prior revenues. While we expect growth to continue, it is possible that we may not see similar rates of expansion moving forward.

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

Determining appropriate current expected transactional losses is an inherently uncertain process, and final losses may vary from our current estimates. We regularly review and update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. In the quarter ended March 31, 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identity fraud from multiple merchants, of which $755,494 was taken from our reserve for processing losses. Subsequent to the first quarter of 2023, we have not had, and do not expect to have in the immediate future, similar processing losses, although there can be no assurance that such losses will not occur. Our reserve for processing losses was $925,528 as of September 30, 2024, to be used if future losses are incurred. The allowances are maintained at a level we deem appropriate to adequately provide for current expected losses at the balance sheet date, and are recorded on the Company's balance sheet as an accrued expense.

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

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to Accounting Standards Codification 450-30 – Gain Contingencies (“ASC 450-30”). During the three and nine months ended September 30, 2024, the Company recorded an employee retention credit of $0.0 and $0.3 million respectively upon confirmation of eligibility for the employee retention credit. The employee retention credit is recorded in other income in the consolidated statement of operations.

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

Management believes that EBITDA, adjusted EBITDA, adjusted EBITDA margins and adjusted operating cash flows are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported adjusted EBITDA of $0.8 million for the quarter ended September 30, 2024, as compared to adjusted EBITDA of $0.4 million for the same period in the prior year. The increase in adjusted EBITDA in the 2024 quarter was attributable to increased revenues, primarily from our ACH and complimentary services line of business, and a decrease in SG&A expenses, versus the prior year period.

We reported adjusted EBITDA of $2.4 million for the nine months ended September 30, 2024, as compared to adjusted EBITDA of $2.8 million for the nine months ended September 30, 2023. The decrease in adjusted EBITDA was attributable to lower revenues as breakage from the COVID related incentive programs within our Prepaid card business decreased, versus the prior year period.

The following tables set forth reconciliations of Operating Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Reconciliation from Operating income (Loss) to Adjusted EBITDA:
Operating income (Loss)	$(376,650)	$(750,289)	$(867,548)	$(443,576)
Depreciation and amortization	583,718	518,573	1,707,721	1,559,601
EBITDA	207,068	(231,716)	840,173	1,116,025
Non-cash stock-based compensation expense, net	569,772	594,815	1,529,106	1,677,258
Adjusted EBITDA	$776,840	$363,099	$2,369,279	$2,793,283

Calculation of Adjusted EBITDA margins:
Revenues	$21,321,478	$20,982,761	$62,371,752	$63,935,603
Adjusted EBITDA	$776,840	$363,099	$2,369,279	$2,793,283
Adjusted EBITDA margins	3.6%	1.7%	3.8%	4.4%

The following table is a reconciliation of net cash flow provided by (used in) operating activities to adjusted operating cash flows for the nine months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023

Reconciliation from net cash (used in) operating activities to Non-GAAP Adjusted Operating Cash Flow:
Net cash provided by (used in) operating activities	$(7,622,320)	$41,506,374
Operating cash flow adjustments:
Prepaid card load obligations	9,513,406	(38,668,841)
Customer deposits	40,911	(24,376)
Merchant reserves	417,494	(427,044)
Operating lease right-of-use assets	591,997	(244,040)
Operating lease liabilities	(573,820)	267,553
Total adjustments to net cash provided by operating activities	$9,989,988	$(39,096,748)
Adjusted operating cash flows provided	$2,367,668	$2,409,626

We reported cash provided by adjusted operating cash flows of $2.4 million for the nine months ended September 30, 2024 (after adjusting for the impact of operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits, and merchant reserves), as compared to $2.4 million provided in the nine months ended September 30, 2023. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as we believe that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. These adjustments to net cash provided by (used in) operating activities do not include any recurring expense items which are included in the calculation of operating income (loss), and only include changes in our assets and liabilities accounts as stated in our consolidated balance sheet. The Company believes non-GAAP adjusted operating cash flow to be a more accurate indicator of cash contributions that can be used to sustain current and future business operations. The decrease in adjusted operating cash flows for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was nominal, but primarily attributable to an increase in the Company's net operating loss, due to lower revenues, alongside minor increases in selling, general and administrative expense ("SG&A").

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

Results of Operations

Revenues

Our revenue is principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and program management and processing of prepaid debit cards. In addition, through Output Solutions we provide electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenue from interest and fees earned on certain assets underlying the associated customer balances. Customer balances on which the Company earns interest revenue include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

ACH and complementary services	$4,302,510	$3,528,133	$774,377	22%
Credit card	7,197,362	7,169,066	28,296	0%
Prepaid card services	4,017,153	4,685,212	(668,059)	(14)%
Output Solutions	5,253,388	5,138,030	115,358	2%
Interest - ACH and complementary services	201,545	212,691	(11,146)	(5)%
Interest - Prepaid card services	309,131	239,413	69,718	29%
Interest - Output Solutions	40,389	10,216	30,173	295%
Total Revenue	$21,321,478	$20,982,761	$338,717	2%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

ACH and complementary services	$12,078,574	$10,948,012	$1,130,562	10%
Credit card	22,019,364	21,624,848	394,516	2%
Prepaid card services	11,031,795	14,710,084	(3,678,289)	(25)%
Output Solutions	15,478,180	15,945,447	(467,267)	(3)%
Interest - ACH and complementary services	603,418	255,997	347,421	136%
Interest - Prepaid card services	1,046,496	425,431	621,065	146%
Interest - Output Solutions	113,925	25,784	88,141	342%
Total Revenue	$62,371,752	$63,935,603	$(1,563,851)	(2)%

Consolidated revenue for the quarter ended September 30, 2024 increased by 2% to $21.3 million, as compared to $21.0 million for the quarter ended September 30, 2023 due primarily to the 22% growth in our ACH and complimentary services business line, countering the lower breakage revenues from our prepaid card line of business, which declined 14% year over year, as COVID incentive programs continued to wind down. ACH and complementary services revenue growth was primarily attributable to an increase in ACH check dollar volume of 61%, an increase in transactions of 25%,and an increase in returned check transactions of 18%. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. Our Output Solutions lines of business were also up 2% in the quarter due to the addition of net new recurring billing. Growth figures were hindered, however, due to the prior year period containing some one-time revenues. Our credit card revenues were flat, due primarily to faster than expected attrition from our legacy credit card base; however we've experienced continued success in our PayFac division, where revenues were up 27%. As our PayFac book of business now matches our legacy credit card processing in total revenue contribution, the impact of its growth is anticipated to be more apparent in overall credit card processing growth figures.

Interest revenues on underlying customer assets recognized in the quarter ended September 30, 2024 were $0.6 million compared to interest revenues of $0.5 million in the quarter ended September 30, 2023 primarily due to higher interest rates and interest bearing cash deposits.

Consolidated revenue for the nine months ended September 30, 2024 decreased by 2% to $62.4 million, as compared to $63.9 million for the nine months ended September 30, 2023 due primarily to lower breakage revenues from our prepaid card line of business, which declined 25% year over year, as COVID incentive programs continued to wind down. The Output Solutions line of business was also down 3%, as a result of challenging comparables to the prior year period which included higher levels of one time revenues related to printing government tax forms and voter cards, alongside a large check disbursement program in the third quarter of 2023. Our ACH and complimentary services line of business grew by approximately 10% during the nine-month period of 2024, reflecting our efforts to add net new customers and processing volumes. ACH check dollar volume increased by 41%, transactions increased by 13%, and return check transactions by 13%. Growth was further complimented by our ancillary products such as Remote Check Creation (RCC) and PINless debit, which each exhibited strong growth during the nine months ended September 30, 2024. Our credit card revenues were flat during the nine-month period, due primarily to faster than expected attrition from our legacy credit card base; however we've experienced continued success in our PayFac division, where revenues were up 19% during the nine months ended September 30, 2024. As our PayFac book of business now matches our legacy credit card processing in total revenue contribution, the impact of its growth is anticipated to be more apparent in overall credit card processing growth figures prospectively.

Interest revenues recognized in the nine months ended September 30, 2024 were $1.8 million compared to interest revenues of $0.7 million in the nine months ended September 30, 2023 primarily due to higher interest rates and interest bearing cash deposits.

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

Cost of services increased by $0.1 million, or 1%, to $16.4 million for the quarter ended September 30, 2024, as compared to $16.3 million for the same period in the prior year, due to increased revenues driving similar increases in our processing, banking and transactional expenses.

Cost of services decreased by $1.3 million, or 3%, to $47.8 million for the nine months ended September 30, 2024, as compared to $49.1 million for the same period in the prior year, due to lower revenues driving similar declines in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 5% to $4.9 million for the quarter ended September 30, 2024, as compared to $4.7 million for the same period in the prior year. Gross profit percentage of revenue was 23.0% for the quarter ended September 30, 2024, up slightly from 22.2% in the prior year period. The increase in gross profit in the quarter ended September 30, 2024, as compared to the same period during the prior year, was primarily attributable to higher total revenues, in addition to improved margins. The increase in gross profit percentage of revenue was due to the decrease in lower margin prepaid revenues that were present in the second half of 2023 as a result of Covid incentive programs, alongside some realized efficiencies and profitability in our Output Solutions line of business from the acquisition of new equipment in 2024.

Gross profit decreased by 2% to $14.5 million for the nine months ended September 30, 2024, as compared to $14.8 million for the same period in the prior year. Gross profit percentage of revenue was 23.3% for the nine months ended September 30, 2024 as compared to 23.2% in the prior year period, effectively flat. The decrease in gross profit in the nine months ended September 30, 2024, as compared to the same period during the prior year, was primarily attributable to lower revenues and corresponding gross profits from our Prepaid and Output solutions line of business, alongside reduced margins from our Prepaid card services business line associated with the Covid incentive program revenues in the first quarter of 2024 prior to improvement in the second and third quarters of 2024 as revenue attributable to the Covid incentive program declined.

Stock-based Compensation

Stock-based compensation expenses were $0.6 million for the quarter ended September 30, 2024 as compared to $0.6 million for the quarter ended September 30, 2023, with minor decreases versus the prior year period due to completed amortization of previously issued stock based awards.

Stock-based compensation expenses were $1.5 million for the nine months ended September 30, 2024 as compared to $1.7 million for the nine months ended September 30, 2023, the decrease was due to the completed amortization of previously issued stock based awards.

Other Selling, General and Administrative Expenses

Other SG&A expenses were $4.1 million for the quarter ended September 30, 2024 as compared to $4.3 million in the prior year quarter. The decrease in other SG&A for the quarter ended September 30, 2024 reflects realized efficiencies in our workforce, driven by enhancements in equipment from our Output Solutions line of business reducing labor costs, alongside strategic spend management in our other lines of business, as we focus on improving profitability. Further, the quarter ended September 30, 2023 included some one time expenses related to professional fees and marketing events, that were not incurred in the third quarter of 2024.

Other SG&A expenses were $12.2 million for the nine months ended September 30, 2024 as compared to $12.0 million in the prior year period. The minor increase in other SG&A expenses for the nine months ended September 30, 2024 reflects the occurrence of some one-time expenses related to marketing initiatives, and increased travel to sales-related events during the first quarter of 2024, alongside moderate increases in salary and employee benefit expenses offset by realized efficiencies in our workforce, driven by enhancements in equipment from our Output Solutions line of business reducing labor costs, alongside strategic spend management in our other lines of business, as we focus on improving profitability.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.6 million and $0.5 million for the quarters ended September 30, 2024 and 2023, respectively. The increase in depreciation and amortization expense was due to the amortization of intangible assets, specifically related to capitalized labor for our internal use software, increasing overall depreciation and amortization expense versus the same period a year ago, countered in part by the completed amortization of intangible assets.

Depreciation and amortization expense totaled $1.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in depreciation and amortization expense was due to the amortization of intangible assets, specifically related to capitalized labor for our internal use software, increasing overall depreciation and amortization expense versus the same period a year ago, countered in part by the completed amortization of intangible assets.

Other Income

Other income, net was $0.1 million for the quarter ended September 30, 2024 compared to $0.1 million for the quarter ended September 30, 2023. This increase was the result of an increase in interest-bearing assets and higher interest rates which drove the increased interest income.

Other income, net was $0.6 million for the nine months ended September 30, 2024 compared to $0.2 million for the nine months ended September 30, 2023. This increase was the result of an increase in interest-bearing assets and higher interest rates which drove the increased interest income alongside the receipt of an employee retention tax credit issued under the CARES Act, and extended by the ARPA, and received in the quarter ended June 30, 2024.

Income Taxes

Federal income tax benefit was $3,186,053 in the three months ended September 30, 2024, and $0 in the three months ended September 30, 2023. The federal income tax benefit was a result of an increase to our deferred tax asset following a review of the realizability of our prior valuation allowance and deferred tax asset. The Company projects that future revenue growth will continue to outpace growth in expenses, resulting in continued taxable income in the future. State income tax expense in the three months ended September 30, 2024 and 2023 was $70,000 and $70,000, respectively.

Federal income tax benefit was $3,186,053 in the nine months ended September 30, 2024 and $0 in the nine months ended September 30, 2023. The federal income tax benefit was a result of an increase to our deferred tax asset following a review of the realizability of our prior valuation allowance and deferred tax asset, and determination that the Company will have taxable income in the future. State income tax expense in the nine months ended September 30, 2024 and 2023 was $210,000 and $222,524 respectively.

The Company has recognized a deferred tax asset of approximately $4.7 million recorded net of a valuation allowance of approximately $2.9 million at September 30, 2024, The net income tax benefit reported was $3,116,053 at September 30, 2024 and net income tax expense was $70,000 for the three months ended September 30, 2023. The increase in net income tax benefit was due to the increase of our deferred tax asset as a result of decreasing our valuation allowance by approximately $3.2 million during the quarter ended September 30, 2024. The decrease was the result of management's considering the realizability of this net operating loss carry forward in light of historical operating results and forecasted results. The Company projects that future revenue growth will continue to outpace growth in expenses, resulting in continued taxable income in the future. For more information, please refer to Notes to Interim Condensed Consolidated Financial Statements, Note 7. Income Taxes.

The net income tax benefit reported was $2,976,053 for the nine months ended September 30, 2024 and net income tax expense was $222,524 for the nine months ended September 30, 2023. The increase in net income tax benefit was due to the increased of our deferred tax asset as a result of decreasing our valuation allowance by approximately $3.2 million during the quarter ended September 30, 2024. The decrease was the result of management's considering the realizability of this asset in light of historical operating results and forecasted results. For more information, please refer to Notes to Interim Condensed Consolidated Financial Statements, Note 7. Income Taxes.

Net Income (Loss)

We reported net income of $2.9 million for the quarter ended September 30, 2024, as compared to a net loss of $0.7 million for the same period in the prior year. The increase in net income was driven primarily by the federal income tax benefit, as a result of the decrease in our valuation allowance, described above, combined with increased revenues, slightly increased gross profit margins, and reduced SG&A.

We reported net income of $2.7 million for the nine months ended September 30, 2024, as compared to a net loss of $0.5 million for the same period in the prior year. The increase in net income was driven primarily by the federal income tax benefit, as a result of the decrease in our valuation allowance, described above, combined with reduced SG&A.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2024, we had cash and cash equivalents of $8.4 million. For the nine months ended September 30, 2024, cash used in operations was $7.6 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of intangible assets, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, prepaid card load obligations, merchant reserves, customer deposits, and deferred revenues.

We reported net income of $2.7 million for the nine months ended September 30, 2024. At September 30, 2024, we had an accumulated deficit of $68.7 million. Additionally, we had working capital of $9.6 million and $8.0 million at September 30, 2024 and December 31, 2023, respectively.

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

Cash Flows

Net cash used in operating activities, including merchant reserve funds, prepaid card load assets, customer deposits and net operating lease assets for the nine months ended September 30, 2024 was $7.6 million, as compared to net cash provided by operating activities of $41.5 million for the nine months ended September 30, 2023. The increase in cash used in operating activities was due to the larger decrease in prepaid card load obligations versus the same period last year, alongside lower accounts payable and accrued expenses. Excluding merchant reserves, prepaid card load assets, customer deposits and lease right of use assets and liabilities, our cash provided by operating activities was $2.4 million for the nine months ended September 30, 2024 as compared to cash used in operating activities of $2.4 million for the nine months ended September 30, 2023. The Company believes the non-GAAP measure adjusted operating cash flow is a more accurate indicator of cash contributions that can be used to sustain current and future business operations. Operating lease right-of-use assets, operating lease liabilities, prepaid card load obligations, customer deposits and merchant reserves are deducted from operating cash flow, as management believes that these metrics do not serve in providing a clear picture of the true operational cash used or provided in a given time period. For more information relating to this Non-GAAP financial measure, including a reconciliation from net cash provided by (used in) operating activities to Non-GAAP adjusted Operating Cash Flow (used), please see "Key Business Metrics - Non-GAAP Financial Measures" in this report. Adjusted operating cash flow for the nine months ended September 30, 2024 was approximately $2.4 million, relatively flat versus the nine months ended September 30, 2023. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2024 as compared to cash used in investing activities of $0.6 million for the nine months ended September 30, 2023. The primary drivers of our investing activities were capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and capitalization of internal use software relative to the same period a year ago.

Net cash used in financing activities for the nine months ended September 30, 2024 was $0.4 million and net cash used in financing activities for the nine months ended September 30, 2023 was $0.1 million. The increase in cash used in financing activities was primarily attributable to the increased quantity of stock re-purchases relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2024 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2021, Kauder resigned from Usio followed by Pioletti in July 2022. Thereafter, Kauder and Pioletti formed Triple Pay Play, another payment processing company which directly competes with Usio. Upon information and belief, Kauder and Pioletti were working to form Triple Pay Play while employed by Usio, during Usio business hours, and while using Usio resources and Usio property.

On or about June 21, 2023, Usio filed suit against Kauder, Pioletti and Triple Pay Play for breach of contract and misappropriation of trade secrets and unfair business competition.

On July 6, 2023, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss for Lack of Jurisdiction. The motion was granted. Subsequently, in February 2024, Usio refiled its case in Tennessee, where Kauder, Pioletti, and Triple Pay Play reside.

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

On November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the National Automated Clearing House Association (NACHA) rules in the State of Rhode Island Kent Superior Court. In early March 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

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

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to continue to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM, LLC and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

We subsequently discovered that KDHM by and through its principals failed to disclose that $305,000 in additional customer deposits existed and that these deposits were not conveyed to us as required by the asset purchase agreement. We believe that KDHM, Minten and Dowe provided us with fraudulent and misleading financial statements that did not disclose these additional customer deposits. KDHM and the defendants do not dispute that these additional customer deposits existed and that they were purchased by Usio. However, despite a written representation that these funds would be returned, KDHM and its principals have held these funds hostage. Section 2.1(b)(x) of the asset purchase agreement provides that the purchased assets include “All of Seller’s deposits from its customers, including without limitation, those customer deposits listed on Schedule 2.1(b)(xi) of the Disclosure Schedules.” Finally, we discovered that KDHM did not provide us with all customer lists, which are identified as purchased assets under the agreement.

On August 18, 2023, the judge granted a summary motion entitling KDHM to deposits for customer accounts that were printed and mailed prior to the acquisition, and Output Solutions was entitled to deposits for accounts that were not yet printed and printed but not yet mailed prior to the acquisition. Usio has requested a reconsideration of the motion, as it does not consider that deposits are only owed to KDHM if they were earned and offset against accounts receivable.

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

We have not recorded a contingency in relation to this case, as we consider the risk of lose remote as related to this lawsuit.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended September 30, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, our Board of Directors added an additional $2 million to the buyback program. The buyback program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the buyback program. On November 7, 2019, our Board of Directors approved the renewal of the buyback program. The Board approved a limit of $1,420,000, which was rolled over from the buyback program prior to renewal, with a three-year duration. On May 13, 2022, our Board of Directors authorized another renewal of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2025, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2024, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2024	36,062	$1.59	36,062	$2,064,263
August 1 - August 31, 2024	65,672	$1.53	65,672	$1,963,785
September 1 - September 30, 2024	60,423	$1.43	60,423	$1,877,627
Total	162,157		162,157	$1,877,627

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the three months ended  September 30, 2024 , no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

USIO, INC

Date: November 6, 2024	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)