Form 10-K
period 2024-12-31
Usio, Inc.
filed 2025-03-26
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, was $29,845,563 based on 19,506,904 shares of the registrant’s common stock held by non-affiliates on June 30, 2024 at the closing price of $1.53 per share as reported on the Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 21, 2025, the number of outstanding shares of the registrant's common stock was 26,514,356.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders to be held on June 10, 2025

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2024
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

ii

SUMMARY OF RISK FACTORS

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in the “Risk Factors” section and the other information contained in this Annual Report.

Risks Related to Our Business

•	If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.
•	Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.
•	If our efforts to protect the security of information about our customers, cardholders and vendors are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.
•	If we fail to comply with the applicable requirements of the respective card networks, they could seek to fine us, suspend us or terminate our registrations.
•	Fraud by merchants or others could have an adverse effect on our operating results and financial condition.
•	If we do not adapt to rapid technological change, including as a result of artificial intelligence, our business may fail.
•	Growing use of artificial intelligence has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
•	Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.
•	We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.
•	Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.
•	We rely on our relationship with the Automated Clearing House network, and if the Federal Reserve rules were to change, our business could be adversely affected.
•	Loss of key resellers could reduce our revenue growth.
•	If we lose key personnel or we are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.
•	If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, Mastercard and Discover credit card associations or if our current processors cancel or fail to renew our contracts, we may have to find a new third-party processing provider, which could increase our costs.
•	We may not be able to obtain and maintain sufficient insurance coverage.
•	We have incurred substantial losses in the past and may incur additional losses in the future.
•	We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
•	Our prepaid card revenues from the sale of services to merchants that accept Mastercard cards are dependent upon our continued Mastercard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.
•	If our software fails, and we need to repair or replace it, or we become subject to warranty claims, our costs could increase.
•	We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the employment agreement with our Chairman, President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which could have an adverse effect on our cash position and on our financial results.
•	We depend on Louis A. Hoch, our Chairman, President, Chief Executive and Chief Operating Officer, and if he ceased to be active in our management, our business may not be successful.
•	Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.
•	We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.
•	Our business strategy includes identifying businesses and assets to acquire, and if we cannot integrate acquisitions into our company successfully, we may have limited growth.
•	If we do not manage our credit risks related to our merchant accounts, we may incur significant losses.
•	Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

Risks Related to Our Industry

•	The electronic commerce market is evolving and if it does not grow, we may not be able to sell sufficient services to make our business viable.
•	If we cannot compete successfully in our industry, we could lose market share and our costs could increase.

Risks Related to Regulation

•	Payments and other financial services-related regulations and oversight are material to our business and any failure by us to comply could materially harm our business.
•	As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.
•	We are subject to U.S. laws, regulations, rules, standards, policies, contractual obligations and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.
•	We are subject to the CARD Act which could subject us to civil and criminal liabilities.
•	Our business is subject to U.S. federal anti-money laundering, or AML laws and regulations, including the Bank Secrecy Act, or BSA. AML laws among other things, require certain financial services providers to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.
•	We are subject to regulations relating to prepaid card programs which could further increase our compliance costs.
•	The use of Artificial Intelligence could make us subject to evolving regulatory risks

Risks Related to Our Common Stock

•	Our stock price is volatile, and you may not be able to sell your shares at a price higher than what you paid.
•	If security or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, cease coverage of our company or fail to regularly publish reports or us, our share price could decline.
•	Additional stock issuances could result in significant dilution to our stockholders.
•	We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
•	We may issue shares of preferred stock with greater rights than our Common Stock.
•	We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause our Common Stock to have a lower value than that of similar companies which do pay cash dividends.
•	Shares eligible for future sale may depress our stock price.
•	Our directors and officers have substantial control over us.
•	We have adopted certain measures that may make it more difficult for a third party to acquire control of our Company.

____________________________________

Unless the context indicates otherwise, all references in this Annual Report to “Usio,” the “Company,” “we,” “us,” and “our” refer to Usio, Inc. and its subsidiaries.

iii

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

Since 1998, Usio has entered a number of market verticals within the payments industry in order to satisfy the growing payment needs of consumers and merchants across the United States. Beginning with our Electronic Bill Presentment and Payment, or EBPP, product that launched the Company, we entered into the electronic funds transfer space through the Automated Clearing House, or ACH, network, developing ancillary and complementary products such as PINless debit in 2016, and Remotely Created Checks, or RCC, account validation, and account inquiry in 2019. These supplementary product options offer customers access to faster and more convenient payment options and tools to improve operating efficiencies. Further, our credit card payment offering was expanded in 2017 with the development of Payment Facilitation, or PayFac, that utilizes our unique technology that allows for instant enrollment of merchants and combined our suite of payment options into an integrated platform for merchants and customers to utilize.

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with our printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product, developed and introduced in 2022, provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. This offering allows us a superior opportunity to increase our cross-selling efforts through all of our payment methods.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH payments. As well, we continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing has been further expanded, allowing us to seamlessly grow as the market demands.

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

In our over 25+year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth Third Bank, Sunrise Bank, TransPecos and others.

Electronic and Paper Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions, through the acquisition of substantially all of the assets of Information Management Solutions, LLC, or IMS. This product offering provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. The success of this business line depends on our ability to realize the anticipated growth opportunities; we cannot provide any assurance that we will be able to realize these opportunities. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder, on October 1, 2023, that was implemented over the course of 2024. Further, in December 2024, we partnered with an outsourced presorting company, that we believe will help lower costs of postage and labor, while increasing the speed of our mail delivery services.

Industry Background and Trends

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the triennial 2022 Federal Reserve Payments Study, or FRPS, as updated through July 27, 2023, with supplementary reporting on Cards and Alternative Payments in 2021 and 2022 released in November 2024, the estimated number of non-cash payments continue to increase at accelerated rates. The FRPS reflects the effects of the COVID-19 pandemic which resulted in an increase of non-paper payments by 24% from 2019 through the end of 2020, and subsequent growth and recovery.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment a necessity for businesses, both large and small, in order to remain competitive.

•	The value of core noncash payments in the United States grew 9.5% per year since 2018, faster than in any previous FRPS measurement period since 2000.
•	The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 204.5 billion in 2021, an increase of 30.7 billion from 2018. The value of these payments totaled $128.51 trillion in 2021, an increase of $31.47 trillion from 2018, more than twice the rate of increase in the previous three-year period (2015 to 2018).
•	ACH payments exhibited accelerating growth, increasing 8.3% per year by number and 12.7% per year by value from 2018 to 2021, and accounted for more than 90% of the rise in non-cash payments.
•	In 2021 ACH transfers grew to $91.85 trillion, representing 72% of core non-cash payments value.
•	For calendar year 2022, general-purpose (GP) card payments reached 153.3 billion transactions and $9.76 trillion in value.
•	From 2021 to 2022, GP card payments grew 6.0% by number and 10.5% by value, effectively continuing the growth trajectory from 2018 to 2021, where they grew 6.5% and 10.3% by year, respectively.
•	In 2022, remote payments represented 36.2% of the total number of card payments, down slightly versus the 37.7% of total card payments at the end of 2020. This decline representing the recovery from the COVID-19 pandemic.
•	Chip authenticated payments accounted for 87.5% of in-person GP card payments in 2022, compared to 75.2% in 2020, while 29.1% used chip and PIN, and 19.7% were contactless.
•	From 2015 to 2018, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 25.9 billion to reach 157 billion payments by number and increased $2.35 trillion to reach $9.43 trillion by value in 2018.
•	In 2022, private-label (PL) card payments, including PL credit cards, PL prepaid cards, and electronic benefits transfer (EBT) cards, totaled 12.8 billion transactions and $0.64 trillion in value, down 2.1% and 18.1% respectively from 2021.
•	Within card payments, prepaid debit card payments had the highest growth rate in 2021 over 2018, by value, at 20.6%, compared with 13.7% per year for non-prepaid debit card payments and 7% for credit card payments.
•	Mobile wallet payments continued to exhibit strong growth, reaching 14.4 billion transactions in 2022, up from 2.9 billion in 2018.

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

Note: All estimates are on a triennial basis, except that card payments were estimated for every year since 2015. Credit card payments include general-purpose and private-label versions. Prepaid debit card payments include general-purpose, private-label, and electronic benefits transfer, or EBT, versions. Estimates for prepaid debit card payments are not available for 2000 or 2003. The points mark years for which data were collected and estimates were produced. Lines connecting the points are linear interpolations.

Source: 2022 Federal Reserve Payments Study & 2023 annual Supplement.

We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, widespread adoption of the internet and a significant increase in card not present transactions and on-line shopping during COVID-19, that subsequently remained at levels higher than pre 2020. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments such as Apple Pay®, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

Growth in Online Transactions

Market researchers expect continued growth in card-not-present transactions due to the steady growth of the internet and electronic commerce. According to the U.S. Census Bureau, estimated retail e-commerce sales for 2024 were estimated at $1,192.6 billion, an increase of approximately 8.1% from 2023, and e-commerce sales in 2024 accounted for 16.1% of total sales, compared to 15.3% in 2023.

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

Payment Acceptance. Our service offerings encompass a broad spectrum of ACH transaction processing, including innovative solutions such as Represented Check and Check Conversion for electronic payment facilitation. Clients have the flexibility to initiate transactions via our online portal or leverage our expertise for transaction processing on their behalf via a robust API set.

We extend merchant services across major card networks (VISA, Mastercard, American Express, Discover), supported by online and physical terminal access. Our proprietary platform merges ACH and card processing capabilities, enabling businesses to handle both e-checks and card payments efficiently. Simultaneously, we offer a variety of supplementary service products for the payment acceptance space, such as PINless debit, and RTP which offer faster means of fund disbursement to address the growing desire of near instant fund transfers.

The expansion of our platform and the transition to cloud-based infrastructure underscore our commitment to speed, security, and scalability in payment processing. Our direct Fed ACH system integration, facilitated by our NACHA certification, exemplifies our efforts to optimize processing efficiency, reduce costs, and enhance merchant services.

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

Electronic Billing. Following the acquisition of substantially all of the assets of IMS, we've enhanced and expanded our services to include electronic bill presentment and comprehensive document management solutions, catering to a wide array of industries. Our state-of-the-art digital printing capabilities, combined with our status as a seamless mailer with USPS, enable us to meet high-volume demands efficiently, ensuring we remain at the forefront of printing and mailing services. Output Solutions provides printing and mailing services to utilities, healthcare providers, credit unions, banks, governmental agencies, and manufacturing and other customers that have high volume billing and printing needs. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder, on October 1, 2023, that was implemented over the course of 2024. Further, in December 2024, we partnered with an outsourced presorting company, that we believe will help lower costs of postage and labor, while increasing the speed of our mail delivery services.

Relationships with Sponsors and Processors

We have agreements with several processors that provide us, on a non-exclusive basis, with transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore, we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the North American Banking Company, or NABC, Metropolitan Commercial Bank and TransPecos Banks. We are financially liable for all fees, fines, chargebacks, and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Fifth Third Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We also have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Fifth Third Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

Under our processing agreements with TriSource Solutions and Global Payments, Inc., we are financially liable for all fees, fines, chargebacks and losses related to our card processing merchant customers. If, due to insolvency or bankruptcy of our merchant customers, or for another reason, we are unable to collect from our merchant customers amounts that have been refunded to the cardholders because the cardholders properly initiated a charge-back transaction to reverse the credit card charges, we must bear the credit risk for the full amount of the card holder transaction. We utilize a number of systems and procedures to evaluate and manage merchant risk, such as obtaining approval of prospective merchants from our processor and sponsor bank, setting transaction limits and monitoring account activity. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. We maintain a reserve for losses resulting from card processing and related chargebacks. We estimate our potential loss for chargebacks by performing a historical analysis of our charge-back loss experience with similar merchants and considering other factors that could affect that experience in the future, such as the types of card transactions processed and nature of the merchant relationship with their consumers.

We are currently sponsored by Evolve Bank & Trust and TransPecos Bank in order to access certain regional debit networks. Through these sponsorships, we created a new service in late 2016 to provide both the issuance of real time credits and debits to a debit card holder via a regional network without using a PIN. Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorships with Evolve Bank & Trust, and TransPecos Bank, we are financially liable for all fees, fines, chargebacks and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice. If either case occurs, our revenue could be negatively affected. In January 2018, our previous sponsor, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions for a short period of time. We secured a relationship with Evolve Bank & Trust and resumed processing PINless debit transactions and subsequently secured a sponsoring relationship with TransPecos bank in 2023.

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

We also market and sell our prepaid card program directly to government entities, corporations and to consumers through the Internet. We have recently undertaken a major initiative to package and cross-sell of our platform of payment options across our portfolio of merchants. As a part of this major initiative, we will continue to analyze our sales and marketing efforts to optimize productivity, increase sales force effectiveness, broaden our reach through reseller initiatives and advantageous alliances and effectively optimize sales and marketing expenses while meeting our revenue and profit objectives.

We also offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. This service, which we began with the acquisition of substantially all of the assets of IMS in December 2020, allows us to cross-sell existing service offerings to our customers.

Since December 2024, we have pursued the “One Usio” strategy in order to increase the integration of all of our various product offerings so that we approach the market as a unified force with a portfolio of capabilities that can meet our customer’s various electronic payment and associated needs. This strategy is designed to sell multiple, complementary Usio products to an increasing number of clients who benefit from the synergies and efficiencies that arise from consolidating their relationship.

Elements of this strategy include:

•	unified onboarding process that allows every client boarded to have access to all of our various payment methods;
•	consolidated sales and customer support teams that can better cross-sell and integrate clients across all of our services;
•	improved reporting and customer management with the development of a new customer management platform that encompasses all of our business lines;
•	enhanced security and fraud protection through the development of new fraud detection tools, and a unified risk and compliance team;

Customers

Our customers are consumers, merchants, and businesses that use our Automated Clearing House and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Recent areas of customer focus have included system integrators, law firms, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our merchant accounts increased 20% to 7,549 customers at December 31, 2024 from 6,281 customers at December 31, 2023. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2024 or 2023.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including Fiserv, Inc., Elavon Inc., WorldPay, Stripe and Block, Inc. (formerly known as Square), that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium- sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") effected and required significant changes to United States financial regulations, include regulations addressing fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial services, including many services offered by our customers. The CFPB is responsible for enforcing and writing rules regarding consumer access to disclosures, fees and statements, error resolution, limited liability and overdrafts when using prepaid cards.

CARD Act

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose re-loadable prepaid cards, and the maintenance fees charged on our general purpose re-loadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are re-loadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose re-loadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose re-loadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose re-loadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose re-loadable cards from the gift cards. In such event, it is possible that such general purpose re-loadable cards would lose their eligibility for such exemption to the CARD Act and its requirements, and therefore we could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose re-loadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose re-loadable cards, each of which would likely have a material adverse impact on our revenues.

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

Data Privacy Laws

Our billers, financial institutions, partners and their consumers, store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers, financial institutions and partners, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business.

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, In addition, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, in California. Certain other state laws impose similar privacy obligations, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah to name a few. In addition, all 50 states have data breach laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.

In addition to the laws and regulations described above, various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The banks we partner with are under growing pressure to increase scrutiny and oversight of their fintech customers, resulting in increasing pressure on us by our bank partners to enhance our AML/BSA compliance and sanctions screening controls. There is a risk a partner bank’s regulator will examine our compliance program under enhanced standards applicable to banks. In addition, in the United States, almost all states regulate money transmission and while our services do not involve the movement of funds directly, there is a risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. The Consumer Financial Protection Bureau, or CFPB, and several states have provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and or our billers. In January 2024, the CFPB issued a proposed rule that would prohibit non-sufficient funds fees on transactions declined in real time, with a swipe, tap or click. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In late 2023, the CFPB proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require such firms to adhere to the same rules as large banks, credit unions and other financial institutions already supervised by the CFPB. The ultimate adoption, scope or impact of this rule is uncertain, but if it becomes applicable to us, it could materially increase regulatory risks and impact the way we conduct our business. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

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

Human Capital Resources

As of December 31, 2024, we had 107 full-time employees, and four part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

Available Information

Usio was founded under the name Billserv.com, Inc. in July 1998 and incorporated in the State of Nevada. During 2019, we changed our corporate name from Payment Data Systems, Inc. to Usio, Inc. Our principal offices are located at 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231. Our telephone number is (210) 249-4100.

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

ITEM 1A. RISK FACTORS

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

We collect and store personal identifiable information about our cardholders, including names, addresses, social security numbers, driver’s license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our resellers' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our Company being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, Mastercard, American Express, Discover or regional debit networks, which would also have a significant material adverse impact on our financial position and/or operations.

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

Our success depends on our ability to develop new and enhanced services and related products that meet ever changing customer needs and industry standards. However, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology computer capabilities and the growing use of artificial intelligence, or AI and machine learning.

Generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have not incorporated AI features into our products and technologies and our success will depend in part on our ability to do so. Incorporating generative AI into our products will require a significant investment by us which could have a material adverse effect on our results of operations and financial condition.

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

Growing use of artificial intelligence has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

The use of AI presents risks. AI algorithms may be flawed, and datasets may be insufficient. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.

In addition, the use of AI may increase cybersecurity risks, privacy risks, and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Moreover, how AI is used is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the FTC. It is possible that governments may also seek to regulate, limit, or block the use of AI or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.

Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.

Since 2014, we have completed a total of four acquisitions which have allowed us to expand our product offerings. For example, we acquired substantially all of the assets of IMS, a business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions on December 15, 2020. We also continue to invest in our established business lines and new markets, such as our payment facilitation, and prepaid card business. While we have grown the proportion of revenue from these newer products and services and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

We may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. At December 31, 2024 we had $8.1 million of cash and cash equivalents, and for the year ended December 31, 2024, operating activities provided $2.9 million. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling assets, borrowing money from a third party, or by selling debt or equity securities. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities to a level that operations can support. If we must cease or reduce our operating activities, you may lose your entire investment.

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

We insure against a majority of business risks, including liability for cyber incidents, and for director and officer liability ("D&O"). D&O and cyber insurance especially are becoming increasingly challenging to purchase and maintain due to market factors. Premiums and deductibles have been increasing, sometimes dramatically, and some insurers are cutting back on the number of companies they insure, causing the supply of insurance to lag behind demand. As a result of these factors, we may not be able to maintain such insurance on acceptable terms or be able to secure coverage and the coverage of our existing insurance may not be sufficient to offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition, and results of operations.

We have incurred substantial losses in the past and may incur additional losses in the future.

We reported net income of $3.3 million and a net loss of $0.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. Including these results, we have an accumulated deficit of $68.0 million at December 31, 2024. Our future operating results are not certain and we may incur future operating losses.

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

As of December 31, 2024, we have net deferred tax assets of $4.7 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors.

If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, a charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.

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

Pursuant to our employment agreement, as amended, with Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer, in the event of change in control, termination by the Company without cause, termination by employee for good reason, or non-renewal of the employment agreement, we will be liable for separation payments, equaling an amount of (a) 2.95 times the respective base salary and bonus payments, plus (b) a pro rata portion of the respective annual bonus based on the number of days elapsed in the year prior, plus (c) 2.0 times the respective base salary for non-competition, and (d) continuing other benefits. We estimate the cash disbursements over time to be $5.9 million for the agreement with Mr. Hoch.

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments, equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $3.5 million for the agreement with Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments, equaling an amount of disability benefits constituting base salary for three years. We estimate the cash disbursement over time to be $3.5 million for the agreement with Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $311,306 and $573,281, respectively, in 2024 and 2023. We experienced a decline in fraudulent accounts in 2024 due to the increasing number of traditional magnetic stripe cards being replaced with cards featuring Europay, MasterCard and Visa chip technology that offer improved security. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

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

RISKS RELATED TO REGULATION

Payments and other financial services-related regulations and oversight are material to our business and any failure by us to comply could materially harm our business.

The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business, both directly and through our relationships with banks, card networks and other financial services partners, include, or may in the future include, those relating to payments services, such as payment processing and settlement services, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and compliance with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, self-regulatory organizations and numerous state and local agencies. Currently, we do not possess any permits or licenses from financial regulators. We believe the licensing requirements of federal and state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us. While our business itself is not currently subject to financial services-related regulation, and we have received confirmation from multiple state regulators that we are not required to obtain money transmitter licenses in those states, the banks, payment networks and card networks that we partner with operate in a highly regulated landscape and there is a risk that those regulations could become directly applicable to us, such as the Electronic Fund Transfer Act and the Bank Secrecy Act. Nevertheless, there is a risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes and standards. In late 2023, the Consumer Financial Protection Bureau, or CFPB, proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require large nonbank financial companies handling more than 5 million transactions per year to adhere to the same rules as large banks, credit unions, and other financial institutions already supervised by the CFPB. The ultimate adoption or impact of this rule is uncertain, but it could materially increase regulatory risks and impact the way we conduct our business. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

In the future, as a result of the regulations that are or may become applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions or be required to obtain additional licenses, certifications or regulatory approvals. There can be no assurance that we will be able to successfully implement changes to our business practices or obtain or maintain any such licenses, certifications or regulatory approvals, and, even if we were able to do so, there could be substantial costs and potential product changes involved in obtaining, maintaining and renewing such licenses, certifications and approvals, which could have a material and adverse effect on our business. In addition, we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses, certifications or approvals. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes or prevent us from providing our products or services in any given market.

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, effected and required significant changes to United States financial regulations, include regulations addressing fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial services, including many services offered by our customers. The CFPB is responsible for enforcing and writing rules regarding consumer access to disclosures, fees and statements, error resolution, limited liability and overdrafts when using prepaid cards.

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks, financial institutions, or other providers of electronic commerce services. It is possible that a federal or state agency will attempt to expand their regulation of providers of electronic commerce services, which could require us to develop a licensing strategy to do business in the regulator's jurisdiction. We are also subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code, and may be subject to the electronic funds transfer rules embodied in Regulation E. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry and could increase our costs or limit our business opportunities.

We are subject to U.S. laws, regulations, rules, standards, policies, contractual obligations and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.

We store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers and financial institutions, as well as our employees and service providers. As a result, we are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the FTC, and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws or regulations could result in litigation, enforcement actions, damages, fines, penalties or adverse publicity and reputational damage, any of which could have a material adverse effect on our business, operating results and financial condition.

The U.S. federal and various state and foreign governments have also adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal data and are considering or enacting new laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California's CCPA, as amended by the CPRA, broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. California also has a dedicated state agency, the California Privacy Protection Agency, or CPPA, that is vested with authority to implement and enforce the CCPA. We have taken steps to comply with applicable portions of the CCPA, but we cannot assure you that such steps completely eliminate the risk of liability under the CCPA. The interpretation and enforcement of the CCPA, as well as other rules promulgated by the CPPA, is in nascent stages, and further regulatory guidance may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

Certain other state laws besides California's CCPA impose similar privacy obligations, in addition to data breach notification laws in all 50 states. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah. Although CCPA broadly includes business-to-business as well as employee personal information, whereas the other states laws are mostly limited to individual consumers in their household context, these laws mark the beginning of a general trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed or amended, as well as interpretation and implementation of such legislation by state attorneys general or by federal or state regulatory authorities, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

We are subject to the CARD Act which could subject us to civil and criminal liabilities.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose re-loadable prepaid cards, and the maintenance fees charged on our general purpose re-loadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are re-loadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose re-loadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose re-loadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose re-loadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose re-loadable cards from the gift cards. In such event, it is possible that such general purpose re-loadable cards would lose their eligibility for such exemption to the CARD Act and its requirements, and therefore we could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose re-loadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose re-loadable cards, each of which would likely have a material adverse impact on our revenues.

We resumed issuing gift cards in 2014. Any gift cards we issue will be governed by the CARD Act and other various regulations. Any violations with our gift card issuance could result in the imposition of fines, the suspension of our ability to offer our gift cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our gift cards, each of which would likely have a material adverse impact on our revenues.

Our business is subject to U.S. federal anti-money laundering, or AML laws and regulations, including the Bank Secrecy Act, or BSA. AML laws among other things, require certain financial services providers to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.

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

Provisions of the USA PATRIOT Act, the BSA and other federal law require substantial regulation of financial institutions designed to prevent use of financial services for purposes of money laundering or terrorist financing. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of such laws or more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational risk or other harm that would have a material adverse impact on our business.

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

In 2011, the Financial Crimes Enforcement Network, or FinCEN, issued its final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products and other matters related to the regulation of money services businesses. This rule created additional obligations for entities, including our resellers, engaged in the provision and sale of certain prepaid products, including our prepaid debit cards, such as the obligation for sellers of prepaid debit cards to obtain identification information from the purchaser at the point-of-sale. Compliance with these obligations could result in increased compliance costs for us, our issuing banks and our resellers.

We are subject to regulations relating to prepaid card programs which could further increase our compliance costs.

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. As regulations evolve, or change, we may be required to obtain state licenses to expand our distribution network for prepaid cards. Furthermore, the CARD Act and Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. Prepaid services may also be subject to the rules and regulations of Visa, Mastercard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks at their discretion and such modifications could also impact us, financial institutions, merchants and others.

For example, the CFPB issued a final rule in 2016, the Prepaid Account Rule, to regulate certain prepaid accounts. The Prepaid Account Rule mandates, among other things, extensive pre-purchase and post-purchase disclosures, expanded electronic billing statements, adherence to certain overdraft regulations for prepaid accounts that permit negative balances, and public posting of account agreements and submission to the CFPB which will then publish them on its website. The Prepaid Account Rule took effect on April 1, 2019, subject to certain exceptions. On January 25, 2018, the CFPB announced certain changes to the Prepaid Account Rule, including allowing the error resolution and liability limitations protections to apply prospectively, after a consumer’s identity has been verified, and providing more flexibility to credit cards linked to digital wallets. Compliance with existing and new obligations as result of further expanding consumer protections regulations like the Prepaid Account Rule, could result in increased compliance costs for us, and our issuing banks and resellers.

The use of Artificial Intelligence could make us subject to evolving regulatory risks

While our use of artificial intelligence, or AI, and machine learning is not material at this time, their use can present risks. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI-generated outputs. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S., such as the SEC, FTC, and U.S. state regulations, may impose significant operational costs and may limit our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile, and you may not be able to sell your shares at a price higher than what you paid.

The market for our common stock is highly volatile. In 2024 our stock price fluctuated between $1.28 and $1.93. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

If security or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, cease coverage of our company or fail to regularly publish reports or us, our share price could decline.

The trading for our common stock depends, to some extent, on the research and reports that security or industry analyst publish about us, our business, our market, and our competitors. We do not have any control over these analysts, or the information contained in their reports. If one or more analysts publish reports that are interpreted negatively by the investment community or have a negative tone about our business, financial or operating performance or industry, our share price could decline. In addition, if a majority of our analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price to decline.

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

Pursuant to our 2015 Equity Incentive Plan (the “2015 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. There are 5,000,000 shares of Common Stock reserved for issuance under the 2015 Plan. Additionally, the number of shares of our Common Stock reserved for issuance under our 2015 Plan automatically increases on January 1 of each year, beginning on January 1, 2016, and continuing through and including July 2, 2025, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors.

In addition, pursuant to our 2023 Employee Stock Purchase Plan (“ESPP”), we have reserved 2,500,000 shares of Common Stock. The number of shares of our Common Stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of Common Stock that would cause the aggregate number of shares of Common Stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares. As of December 31, 2024, 66,959 of our Common Stock had been purchased pursuant to the ESPP.

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

As of March 21, 2025, we had 26,514,356 shares of Common Stock outstanding of which 4,748,457 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.

Our directors and officers have substantial control over us.

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 18% of our outstanding Common Stock as of March 21, 2025. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.

We have adopted certain measures that may make it more difficult for a third party to acquire control of our Company.

Our Board of Director members are classified into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of the majority of directors and may discourage a proxy contest or other takeover bid for our company. These provisions in our bylaws could make it more difficult for a third party to acquire us without the approval of our board. In addition, the Nevada corporate statute also contains certain provisions that could make an acquisition by a third party more difficult.

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

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. As of 2024, our Information Security Management System has been certified to conform to SOC 2 Type 2 and PCI, and are working to conform to ISO 27001.

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

The Board of Directors is responsible for overseeing the Company’s enterprise risk, and has established its Risk and Cybersecurity Committee with specific responsibility for overseeing cybersecurity threats, among other things. The Company’s cybersecurity organization is led by the CTO, who is responsible for assessing and managing material risks from cybersecurity threats and reports to Usio’s CEO, CAO, and Legal team, as well as to the Risk and Cybersecurity Committee. The CTO has served in this role for 17 years, and more than 21 years with the Company developing, maintaining, and securing our corporate network and information technology systems. The CTO holds a bachelor's degree in information technology from the University of Texas at San Antonio with over 11 years of previous software and hardware systems engineering experience.

The CTO and the Risk and Cybersecurity Committee monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of the Company’s incident response plans, which include escalation to the CTO and the Risk and Cybersecurity Committee, as appropriate. As discussed above, the CTO reports out to the Risk and Cybersecurity Committee about cybersecurity threat risks, among other cybersecurity related matters, at least quarterly.

ITEM 2. PROPERTIES.

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. On October 19, 2021 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2025. Rental expense under the operating lease was $165,817 and $157,682 for the years ended December 31, 2024 and 2023, respectively.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021. On October 19, 2021 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2025. The incremental space leased is 2,734 square feet. The incremental annual rent during the lease term ranges from $57,000 to $60,000. Rental expense for the years ended December 31, 2024 and 2023 was $49,653 and $48,113, respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2022. The lease expires on December 31, 2025. The incremental space lease is 6,628 square feet. The incremental annual rent during the lease term ranges from $144,000 to $156,000. Rental expense for the years ended December 31, 2024 and 2023 was $109,355 and $75,269, respectively.

The Company leased approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $0 and $36,995 for the years ended December 31, 2024 and 2023, respectively. The lease expired on April 30, 2023. We did not enter into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of the lease agreement.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations. The lease had a remaining life of 45 months and expired on September 30, 2024. On September 16, 2024 the Company entered into a lease amendment commencing on October 1, 2024, extending the term of the existing lease for a period of 60 months, expiring on September 30, 2029. The space leased is 22,400 square feet. Annual rents during the lease term range from $174,000 to $225,000. Rental expense for the years ended December 31, 2024 and 2023 was $135,489 and $117,836, respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. On January 31, 2024, the Company entered into a lease amendment commencing on February 1, 2024, extending the term of the existing lease for a period of 24 months and expiring on January 31, 2027. The space leased is 1,890 square feet. Rental expense for the years ended December 31, 2024 and 2023 was $83,610 and $79,467, respectively.

The Company has various copier equipment with leases that have not expired. Rental expense under the operating leases was $8,921 and $6,546 for the years ended December 31, 2024 and 2023, respectively.

The weighted average remaining lease term is 3.49 years. The weighted average discount rate is 4.42%

The Company recognized total operating lease expense of approximately $660,000 and $674,000 for the years ended December 31, 2024 and 2023, respectively. In 2024, the operating lease expense of $660,000 consisted of $544,000 of fixed operating expense and $116,000 of interest expense.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2025.

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. On March 14, 2025 the motion was denied, with future proceedings to continue at a date yet to be determined.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit.

GREENWICH BUSINESS CAPITAL, LLC

On or about September 25, 2019, Usio and Greenwich Business Capital LLC, or GBC, entered into an Agreement for payment processing services. Usio effectively terminated the agreement with GBC on October 31, 2023, by providing GBC with the requisite 30-days written notice.

On November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the NACHA rules in the State of Rhode Island Kent Superior Court. In early March 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

On May 20, 2024, Usio’s Motion to Dismiss was heard in the State of Rhode Island Kent Superior Court. On December 6, 2024, the Judge ruled in favor of Usio and dismissed the case.

We did not record a contingency in relation to this case.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision, which is pending review. As part of the July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of certain financing arrangements we established in connection with this bond.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit.

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

Holders

On March 21, 2025, 26,514,356 shares of our common stock were issued and outstanding. As of March 21, 2025, there were 3,518 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board of Directors added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of stock from employees and directors; and for open-market purchases through a broker. On November 7, 2019, the Board of Directors approved the renewal of the share buyback program. The Board approved a limit of $1,420,000 which was rolled over from the prior buyback program with a three-year duration. On May 13, 2022, and again on March 24, 2025, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker. The following table shows our fourth quarter of 2024 stock purchases under the buyback plan as of December 31, 2024:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
	(a)		(or units) purchased as	value) of shares (or
	Total number of	(b)	part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs

October 1, 2024 to October 31, 2024	80,236	$1.43	80,236	$1,762,938
November 1, 2024 to November 30, 2024	156,368	$1.51	156,368	1,527,492
December 1, 2024 to December 31, 2024	461,949	$1.44	461,949	862,951
Total	698,553

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

As a result of the acquisition of substantially all of the assets of Information Management Solutions, LLC, or IMS, in December 2020, we also offer additional services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions. This product offering provides an outsourced solution for document design, print and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

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

We reported net income of $3.3 million and a net loss of $0.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. We had an accumulated deficit of $68.0 million at December 31, 2024.

In 2024, we processed $7.1 billion for all payment types, which was up 33% from the prior year volume of $5.3 billion total dollars processed due to strong growth in our ACH and complimentary services business unit via organic growth and net new customer acquisitions. In addition, success in our PayFac platform drove growth, and exceeded the attrition in our legacy credit card processing portfolios by focusing on our distributed sales force and Independent Software Vendor, or ISV, market. We believe this strategy will continue to drive superior results over time. Total transactions processed were up 26% to 46.9 million. ACH or electronic check transactions processed for 2024 increased by 18.5% compared to 2023. Returned check transactions increased by 17.1% in 2024 compared to 2023. Credit card dollars processed in 2024 increased by 9.9% compared to 2023 and credit card transactions processed for 2024 increased by 23.8% compared to 2023. Both the credit card dollars and transactions processed represent all-time records for the Company. Prepaid card load volume increased by 34.8% and transaction volume increased by 45.1%. These improved transactional metrics helped offset the significantly reduced revenues as part of the anticipated wind down of our COVID incentive card programs at the start of 2024. These incentive programs contributed approximately $12.1 million in prepaid card services revenue during 2023 that needed to be replaced in 2024. Our processing metrics help reflect the improved organic growth and sales activity that took place in the year as part of our initiative to minimize the impact of these expired programs, while also indicating a positive sign for continued growth in the future.

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases, when repurchases of stock on an established securities market exceed $1 million in a tax year. On May 13, 2022, and again on March 24, 2025, the Board of Directors authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. In the year ended December 31, 2024, the Company had repurchased approximately $1.4 million of stock as part of its buyback program for which the Company may be required to pay approximately $14,000 in excise tax. Should the Company opt to continue the repurchase of its securities on the open market, and the IRA remain in effect, we may qualify for this tax in 2025, and future years.

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

As the Federal Reserve has worked to fight economic inflation, the federal funds rate has experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $2.8 million in interest earnings in 2024. Of this interest, $2.3 million was recognized as revenue in the respective business lines for which the cash balances are held, and $0.5 million as interest income. In September 2024, the Federal Reserve lowered the federal funds rate 0.50%, followed by a further 0.25% decline in each of November and December 2024. which has resulted in lower interest earnings on our interest bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

The Company continues to invest in growth initiatives to drive increased revenues, and profitability metrics. Such initiatives include our "One Usio" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services. While we recognized high levels of growth in 2023, a significant portion of this growth was due to the Prepaid card business benefitting from outsized growth in 2022 and 2023 as a result of large incentive programs brought on by the Covid-19 pandemic. Those programs were wound down and completed during 2024, requiring new card programs and clients being brought on to replace prior revenues. While we expect growth to continue, it is possible that we may not see similar rates of expansion moving forward.

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

Reserve for Processing Losses

 If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2024 and 2023, respectively, the Company’s reserve for processing losses was $897,116 and $826,528, respectively.

Accounts Receivable/Allowance for Estimated Credit Losses

 Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $324,000 at December 31, 2024 and 2023.

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

Key Business Metrics - Non-GAAP Financial Measures

This report includes the following non-GAAP financial measures as defined in Regulation G adopted by the Commission: EBITDA, adjusted EBITDA, and adjusted EBITDA margins. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business.

•	The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles.
•	The Company defines adjusted EBITDA as EBITDA, as defined above, plus non-cash stock based compensation costs and certain non-recurring items, such as costs related to acquisitions.
•	The Company defines adjusted EBITDA margins as adjusted EBITDA, as defined above, divided by total revenues.

Management believes that EBITDA, adjusted EBITDA, and adjusted EBITDA margins are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported adjusted EBITDA of $0.5 million for the quarter ended December 31, 2024, as compared to an adjusted EBITDA of $1.1 million for the same period in the prior year. The decrease in adjusted EBITDA in the 2024 quarter was attributable to increases in SG&A combined with reduced profit margins.

We reported adjusted EBITDA of $2.9 million for the twelve months ended December 31, 2024, as compared to an adjusted EBITDA of $3.9 million for the same period in the prior year. The decrease in adjusted EBITDA in 2024 was attributable to slightly lower revenues and profit margins, alongside increases in SG&A.

The following table is a reconciliation of Net Loss to EBITDA for the three and twelve months ended December 31, 2024 and 2023.

	Three Months Ended (unaudited)		Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Reconciliation from Operating Income/(Loss) to Adjusted EBITDA:
Operating income (loss)	$(602,797)	$(3,788)	$(1,470,345)	$(447,364)
Depreciation and amortization	555,581	521,932	2,263,302	2,081,533
EBITDA	(47,216)	518,144	792,957	1,634,169
Non-cash stock-based compensation expense, net	564,300	545,711	2,093,406	2,222,969
Adjusted EBITDA	$517,084	$1,063,855	$2,886,363	$3,857,138

Calculation of Adjusted EBITDA margins:
Revenues	$20,560,088	$20,130,642	$82,931,840	$84,066,245
Adjusted EBITDA	517,084	1,063,855	2,886,363	3,857,138
Adjusted EBITDA margins	2.5%	5.3%	3.5%	4.6%

In previous periods, the Company reported the non-GAAP financial measure of adjusted operating cash flows, which excluded certain items from operating cash flows to provide a measure of cash generated from its core operations. Beginning with the current reporting period, the Company is no longer presenting adjusted operating cash flows as a non-GAAP financial measure. The decision to discontinue reporting adjusted operating cash flows is due to changes in the presentation of certain assets, specifically the movement of assets held for customers, into the financing activities section of our cash flow statement. As a result of this reclassification, we believe that the need for the adjusted operating cash flows measure is no longer required, as the adjustments previously made to exclude these amounts are not necessary.

Use of Non-GAAP Financial Measures

EBITDA, adjusted EBITDA, and adjusted EBITDA margins should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, or net income, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, adjusted EBITDA, and adjusted EBITDA margins have limitations as analytical tools and you should not consider these Non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network, the program management and processing of prepaid debit cards, and we also offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our Automated Clearing House, or ACH, and complementary services, prepaid card services, and Output Solutions business lines.

	Three Months Ended December 31,
	2024	2023	$ Change	% Change

ACH and complementary service revenue	$4,599,750	$3,940,961	$658,789	17%
Credit card revenue	7,248,182	6,851,743	396,439	6%
Prepaid card services revenue	3,048,855	4,019,266	(970,411)	(24)%
Output Solutions revenue	5,140,816	4,550,748	590,068	13%
Interest - ACH and complementary services	186,299	239,975	(53,676)	(22)%
Interest - Prepaid card services	299,183	506,617	(207,434)	(41)%
Interest - Output Solutions	37,003	21,332	15,671	73%
Total Revenue	$20,560,088	$20,130,642	$429,446	2%

	Year Ended December 31,
	2024	2023	$ Change	% Change

ACH and complementary service revenue	$16,678,324	$14,888,973	$1,789,351	12%
Credit card revenue	29,267,546	28,476,591	790,955	3%
Prepaid card services revenue	14,080,650	18,729,350	(4,648,700)	(25)%
Output Solutions revenue	20,618,996	20,496,195	122,801	1%
Interest - ACH and complementary services	789,717	495,972	293,745	59%
Interest - Prepaid card services	1,345,679	932,048	413,631	44%
Interest - Output Solutions	150,928	47,116	103,812	220%
Total Revenue	$82,931,840	$84,066,245	$(1,134,405)	(1)%

Total revenues for 2024 decreased by 1% to $82.9 million from $84.1 million in 2023. This decrease came entirely from our prepaid business line, which declined 25% as a result of the anticipated reduction in breakage revenues from COVID incentive programs, which began winding down in 2024. The revenue lost from COVID incentive programs was approximately $12.1 million in 2024. However, the lower revenues in our prepaid business line were partially mitigated thanks to the growth of existing relationships, and net new customers, specifically in the corporate and commercial card space. The decline in the prepaid business line was further offset by gains in our ACH and complementary services business line of 12%, through continued sales efforts to grow our organic customer base, alongside net new client acquisitions. Output solutions and credit card revenues were up slightly, 1% and 3% respectively. This was due to new processing equipment being acquired in October 2023 for Output Solutions, and our PayFac business line's continued traction with independent software vendors, or ISVs. The growth in our Payfac business line was 22%, countering the attrition in our legacy credit card portfolios, and now represents over 50% of total credit card processing revenues. The growth in PayFac is anticipated to have a more significant impact overall credit card revenues. Interest revenues were also up 55% on the year across all sectors, benefiting from higher interest rates, and improved management of our cash balances.

Cost of Services

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $63.3 million and $64.0 million for 2024 and 2023, respectively. Cost of services expenses decreased by $0.7 million, or 1%, in 2024 as compared to 2023 primarily due to decreased transaction costs associated with our lower revenues.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profit was $19.6 million and $20.1 million for 2024 and 2023, respectively. Gross profit decreased by $0.5 million, or 2%, in 2024 as compared to 2023. The key drivers of the decreased gross profit were attributable to slightly lower revenues, though gross margin percentages were also down slightly from 23.9% in 2023 to 23.7% in 2024 resulting in lower total gross profits. The decline in gross margin percentage was in large part due to the anticipated wind down of our highly profitable COVID incentive programs in 2024.

Stock-based Compensation

Stock-based compensation expense decreased slightly to $2.1 million in 2024 from $2.2 million in 2023. Our stock-based compensation expenses for 2024 and 2023 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The decrease in stock-based compensation is primarily attributable to various three year RSUs and 10 year grants fully vesting during 2024. These vesting offset the increase in stock-based compensation expense related to our June 21, 2024 stock grants. Please refer to Notes 8 and 10 to our Consolidated Financial Statements included elsewhere in this annual report for incremental information regarding these stock grants.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses, or SG&A, increased to $16.7 million in 2024 from $16.2 million in 2023. The increase of $0.5 million, or 3%, represented continued investments in staffing and employee retention through various hires and salary increases, alongside increased expenditures related to the Company's security and IT infrastructure to strengthen the Company's defense from cybersecurity risks. Further investments were made to increase our customer success, implementations of merchant onboarding processes, and partner and client integrations strategy to sustain existing operations and future growth.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense increased to $2.3 million in 2024 as compared to $2.1 million in 2023. The increase of $0.2 million, or 9%, was primarily attributable to our continued investment in our internal use software, which is continually being developed to offer new or improved consumer offerings.

Other Income

Interest income increased to $0.5 million in 2024 from $0.2 million in 2023 due to higher interest-bearing cash balances. Other income was $1.7 million for 2024, as compared to expense of $0.1 million for 2023 due to the employee retention tax credit recorded under the CARES Act, and extended by the ARPA, received in the year ended December 31, 2024, recorded as other income in our consolidated statement of operations.

Income Taxes

State income tax expense was $449,227 in 2024 and $292,524 in 2023. The state income tax expense represents amounts incurred under the Texas margin tax.

Net income tax benefit reported was $2.6 million in 2024, and an expense of $0.3 million in 2023 due to the decrease in our valuation allowance of approximately $3.0 million, increased our deferred tax asset to approximately $4.7 million, resulting in a federal income tax benefit to the Company of $3.0 million. Please refer to Note 9 to our Consolidated Financial Statements included elsewhere in this annual report for incremental information regarding this deferred tax asset.

Net Income (Loss)

Income (loss) before income taxes was $0.7 million in 2024 and a loss of $0.2 million in 2023, due primarily to $1.7 million recorded as part of the employee retention tax credit issued under the CARES act.

We reported a net income of $3.3 million and a net loss of $0.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. The increase in net income (loss) was due to the decrease in our valuation allowance of approximately $3.0 million, increased our deferred tax asset to approximately $4.7 million, resulting in a federal income tax benefit to the Company of $3.0 million. Please refer to Note 9 to our Consolidated Financial Statements included elsewhere in this annual report for additional information regarding this deferred tax asset.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations and, if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. At December 31, 2024, we had $8.1 million of cash and cash equivalents, as compared to $7.2 million of cash and cash equivalents at December 31, 2023. The increase was primarily a result of the increase in net income. For the year ended December 31, 2024 net cash provided by operating activities was $2.9 million and for the year ended December 31, 2023, cash provided by operations was $3.5 million due primarily to the increase of prepaid expenses and decrease in merchant reserves. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues. To the extent we require other sources of capital, we may seek a commercial line of credit or sell debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.

We reported net income of $3.3 million and a net loss $0.5 million for the years ended December 31, 2024 and 2023, respectively. Additionally, we reported working capital of $10.2 million and $8.0 million at December 31, 2024 and 2023, respectively.

We have in the past, and may in the future, utilize equipment loans in order to finance the cost of particular pieces of equipment. On March 20, 2021, we entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%. Payments in 2024 on this equipment loan were $14,536.

On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Payments on this equipment loan were $146,074. We cannot assure you that such financing may be available to us on terms acceptable to us, or at all, in the future.

As of December 31, 2024, the Company maintains an undrawn line of credit and an outstanding letter of credit,

both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of December 31, 2024, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal, but remains fully available.

The Company has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of July 3, 2025. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s appeal and provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

From time to time, we have sold shares of our common stock in order to provide us liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at an offering price of $7.00 per share in a private offering. The gross proceeds to us from the private offering were $1,000,000. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that in the future we will be able to sell shares of our equity securities on terms acceptable to us or at all.

Cash Flows

Net cash provided by operating activities totaled $2.9 million for 2024 as compared to net cash provided by operating activities of $3.5 million in 2023. The decrease in cash provided by operating activities was driven primarily by increases in prepaid expenses, and decreases in merchant reserves.

Net cash used by investing activities was $0.9 million for 2024 and $0.8 million in 2023. The minor increase in investing activities was due to increased expenditures in property and equipment.

Net cash used by financing activities for 2024 was $5.1 million compared to net cash provided by financing activities of $6.1 million for 2023. The increase in cash used by financing activities was primarily attributable to changes in the balance of our assets held for customers related to their payment processing, and in increase of treasury stock repurchases in 2024 by approximately $1.0 million over 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to projected future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the evaluation of the reasonableness of management’s projected future taxable income. We compared the forecast of future taxable income estimates to historical earnings and evaluated the inputs, assumptions and trends used by management for developing a forecast of future taxable income.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas United States

March 26, 2025

PCAOB ID 342

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Usio, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2023, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows, for the year in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ ADKF, P.C.

ADKF, P.C.

San Antonio, Texas United States

March 27, 2024

PCAOB ID 297

We served as the Company's auditor from 2004 to 2023.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$8,056,891	$7,155,687
Accounts receivable	5,053,639	5,564,138
Accounts receivable, tax credit	1,494,612	—
Settlement processing assets	47,104,006	44,899,603
Prepaid card load assets	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Inventory	403,796	422,808
Prepaid expenses and other	585,500	444,071
Current assets before merchant reserves	90,265,937	91,931,011
Merchant reserves	4,890,101	5,310,095
Total current assets	95,156,038	97,241,106

Property and equipment, net	3,194,818	3,660,092

Other assets:
Intangibles, net	881,346	1,753,333
Deferred tax asset	4,580,440	1,504,000
Operating lease right-of-use assets	3,037,928	2,420,782
Other assets	357,877	355,357
Total other assets	8,857,591	6,033,472

Total Assets	$107,208,447	$106,934,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,256,819	$1,031,141
Accrued expenses	3,366,925	3,801,278
Operating lease liabilities, current portion	612,680	633,616
Equipment loan, current portion	147,581	107,270
Settlement processing obligations	47,104,006	44,899,603
Prepaid card load obligations	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Current liabilities before merchant reserve obligations	80,055,504	83,917,612
Merchant reserve obligations	4,890,101	5,310,095
Total current liabilities	84,945,605	89,227,707

Non-current liabilities:
Equipment loan, non-current portion	571,862	718,980
Operating lease liabilities, non-current portion	2,534,017	1,919,144
Total liabilities	88,051,484	91,865,831

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2024 and 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 29,902,415 and 28,671,606 issued and 26,609,651 and 26,332,523 outstanding in 2024 and 2023 (see Note 12)	198,317	197,087
Additional paid-in capital	99,676,457	97,479,830
Treasury stock, at cost; 3,292,764 and 2,339,083 shares in 2024 and 2023 (see Note 12)	(5,770,592)	(4,362,150)
Deferred compensation	(6,914,563)	(6,907,775)
Accumulated deficit	(68,032,656)	(71,338,153)
Total stockholders' equity	19,156,963	15,068,839

Total Liabilities and Stockholders' Equity	$107,208,447	$106,934,670

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2024	December 31, 2023

Revenues	$82,931,840	$84,066,245
Cost of services	63,317,396	63,992,417
Gross profit	19,614,444	20,073,828

Selling, general and administrative:
Stock-based compensation	2,093,406	2,222,969
Other expenses	16,728,081	16,216,690
Depreciation and Amortization	2,263,302	2,081,533
Total operating expenses	21,084,789	20,521,192

Operating loss	(1,470,345)	(447,364)

Other income:
Interest income	464,746	219,986
Other income	1,737,685	50,000
Interest expense	(53,802)	(5,202)
Other income, net	2,148,629	264,784

Income (Loss) before income taxes	678,284	(182,580)

Federal income tax (benefit)	(3,076,440)	—
State income tax expense	449,227	292,524
Income taxes	(2,627,213)	292,524

Net Income (Loss)	$3,305,497	$(475,104)

Earnings (Loss) Per Share
Basic income (loss) per common share:	$0.12	$(0.02)
Diluted income (loss) per common share:	$0.12	$(0.02)
Weighted average common shares outstanding (see Note 12)
Basic	26,852,129	26,490,868
Diluted	26,852,129	26,490,868

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2022	27,044,900	$195,471	$94,048,603	$(3,749,027)	$(5,697,900)	$(70,863,049)	$13,934,098

Issuance of common stock under equity incentive plan	1,731,506	1,731	3,619,315	—	(2,650,505)	—	970,541
Reversal of deferred compensation amortization that did not vest	(115,000)	(115)	(188,088)	—	103,091	—	(85,112)
Deferred compensation amortization	—	—	—	—	1,337,539	—	1,337,539
Non-cash return of treasury stock	—	—	—	(156,162)	—	—	(156,162)
Purchase of treasury stock	—	—	—	(456,961)	—	—	(456,961)
Net loss	—	—	—	—	—	(475,104)	(475,104)

Balance at December 31, 2023	28,661,406	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	1,189,050	1,178	2,130,336	—	(1,497,300)	—	634,214
Issuance of common stock under employee stock purchase plan	66,959	67	97,596	—	—	—	97,663
Reversal of deferred compensation amortization that did not vest	(15,000)	(15)	(31,305)	—	31,320	—	—
Deferred compensation amortization	—	—	—	—	1,459,192	—	1,459,192
Purchase of treasury stock	—	—	—	(1,408,442)	—	—	(1,408,442)
Net income	—	—	—	—	—	3,305,497	3,305,497

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024	December 31, 2023

Operating Activities
Net income (loss)	$3,305,497	$(475,104)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,391,315	1,209,506
Amortization	871,987	872,027
Loss on disposal of equipment	18,340	—
Deferred federal income tax	(3,076,440)	—
Employee stock-based compensation	2,093,406	2,190,369
Vendor stock-based compensation	—	32,600
Non-cash revenue from return of treasury stock	—	(156,162)
Changes in operating assets and liabilities:
Accounts receivable	510,499	(1,192,498)
Accounts receivable, tax credit	(1,494,612)	—
Prepaid expenses and other	(141,429)	6,318
Operating lease right-of-use assets	(617,146)	374,701
Other assets	(2,520)	—
Inventory	19,012	84,547
Accounts payable and accrued expenses	(208,675)	252,689
Operating lease liabilities	593,937	(403,506)
Merchant reserves	(419,994)	400,594
Customer deposits	53,074	311,609
Net cash provided by operating activities	2,896,251	3,507,690

Investing Activities
Purchases of property and equipment	(991,881)	(834,964)
Sale of equipment	47,500	—
Net cash used by investing activities	(944,381)	(834,964)

Financing Activities
Payments on equipment loan	(106,807)	(56,992)
Proceeds from issuance of common stock	97,663	—
Purchases of treasury stock	(1,408,442)	(456,961)
Assets held for customers	(3,725,882)	6,570,747
Net cash provided (used) by financing activities	(5,143,468)	6,056,794

Change in cash, cash equivalents, customer deposits and merchant reserves	(3,191,598)	8,729,520
Cash, cash equivalents, customer deposits and merchant reserves, beginning of year	90,810,089	82,080,569

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	$87,618,491	$90,810,089

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$53,802	$5,202
Income taxes	290,144	116,204
Non-cash operating activities:
Right of use assets obtained in exchange for operating lease liabilities	$1,156,543	$—
Non-cash investing and financing activities:
Issuance of deferred stock compensation	$1,497,300	$2,650,505
Non-cash transaction for acquisition of equipment in exchange for note payable	—	811,819

The reconciliation of cash and cash equivalents to cash, cash equivalents, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2024	December 31, 2023

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,155,687	$5,709,117
Settlement processing assets	44,899,603	49,737,068
Prepaid card load assets	31,578,973	20,170,761
Customer deposits	1,865,731	1,554,122
Merchant reserves	5,310,095	4,909,501
Total	$90,810,089	$82,080,569

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,056,891	$7,155,687
Settlement processing assets	47,104,006	44,899,603
Prepaid card load assets	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Merchant reserves	4,890,101	5,310,095
Total	$87,618,491	$90,810,089

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., along with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation, provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH network to billers and retailers. The Company also has an additional wholly-owned subsidiary, Usio Output Solutions, Inc., which is the entity for Output Solutions' operations. In addition, the Company operates various product websites, such as www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

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

	Year Ended December 31,
	2024	2023	$ Change	% Change

ACH and complementary service revenue	$16,678,324	$14,888,973	$1,789,351	12%
Credit card revenue	29,267,546	28,476,591	790,955	3%
Prepaid card services revenue	14,080,650	18,729,350	(4,648,700)	(25)%
Output Solutions revenue	20,618,996	20,496,195	122,801	1%
Interest - ACH and complementary services	789,717	495,972	293,745	59%
Interest - Prepaid card services	1,345,679	932,048	413,631	44%
Interest - Output Solutions	150,928	47,116	103,812	220%
Total Revenue	$82,931,840	$84,066,245	$(1,134,405)	(1)%

Deferred Revenues: The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. The Company had no deferred revenues in 2024 or 2023.

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

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $324,000 at December 31, 2024 and 2023.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2024 and 2023, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2024 and December 31, 2023, the Company capitalized $796,004 and $634,571, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2024 or 2023.

Fair Value Measurements: The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

 • Level 1 inputs - unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date;

 • Level 2 inputs - other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability; and

 • Level 3 inputs - unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company has not incurred any significant processing losses to date. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2024 and 2023, respectively, the Company’s reserve for processing losses was $897,116 and $826,528, respectively.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $20,173 and $16,500 in advertising costs in 2024 and 2023, respectively.

Accounting for Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authority. Significant judgement is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions yearly and adjust the balances as new information becomes available.

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

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 80% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2024, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 4%. The Company made matching contributions of $205,485 and $280,619 in 2024 and 2023, respectively.

Earnings (Loss) Per Share: The Company’s basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is calculated using the treasury stock method and is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the year which includes common stock options and warrants. When a net loss per common share exists, all potentially dilutive common shares outstanding are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding. See “Note 11 – Net Income (Loss) per Share” for further discussion.

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

Note 2. Property and Equipment

Property and equipment consisted of the following at December 31:

	2024	2023
Software	$8,562,604	$7,688,476
Equipment	3,624,209	3,542,707
Furniture and fixtures	841,182	818,522
Leasehold improvements	221,216	207,624
Total property and equipment	13,249,211	12,257,329
Less: accumulated depreciation	(10,054,393)	(8,597,237)
Net property and equipment	$3,194,818	$3,660,092

Note 3. Intangibles

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost (net of accumulated amortization of $3,487,748 at December 31, 2024). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense is $871,867 per year through the year 2025.

Note 4. Valuation Accounts

Valuation and allowance accounts included the following at December 31:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2024
Allowance for expected credit losses	$319,000	$34,310	$—	$(29,310)	$324,000
Reserve for processing losses	826,528	70,588	—	—	897,116
2023
Allowance for expected credit losses	$319,000	$—	$—	$—	$319,000
Reserve for processing losses	755,494	71,034	—	—	826,528

Accounts receivables, net and contract liabilities consist of the following as of:

	December 31, 2024	December 31, 2023	January 1, 2023

Trade	$6,548,251	$5,564,138	$4,375,167
Related Party	—	—	—

Accounts receivable, net	$6,548,251	$5,564,138	$4,375,167

Contract liabilities	$—	$—	$—

Note 5. Loans

Equipment Loans

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan is for a period of 36 months with a maturity date of March 20, 2024. The repayment amount is for 36 months at $4,902 per month. Annual payments are $58,821. The financing is at an interest rate of 3.95%. The Equipment Loan was paid off in its entirety in 2024 with total year payments of $14,536.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Current year payments on the Equipment Loan were $146,074.

As of December 31, 2024, the Company maintains an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit.

Line of Credit

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of December 31, 2024, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

Letter of Credit

The Company has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of July 3, 2025. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s appeal and provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

Future payments on current debt arrangements are as follows at  December 31, 2024:

Year ended December 31,

	Amount Due	Remaining Balance
2025	$147,581	$571,862
2026	158,043	413,819
2027	169,048	244,771
2028	180,818	63,953
2029	63,953	—
Total payments	$719,443

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2024	2023

Accrued commissions	$425,486	$2,433,353
Reserve for processing losses	897,116	826,528
Other accrued expenses	881,925	246,444
Accrued taxes	474,561	294,953
Accrued salaries	687,837	—
Total accrued expenses	$3,366,925	$3,801,278

Note 7. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, TX executive offices and operations. On October 19, 2021 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2025. Rental expense under the operating lease was $165,817 and $157,682 for the years ended December 31, 2024 and 2023, respectively.

On March 15, 2021, we entered into a lease amendment to our existing lease in San Antonio, Texas commencing April 1, 2021. On October 19, 2021 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2025. The incremental space leased is 2,734 square feet. The incremental annual rent during the lease term ranges from $57,000 to $60,000. Rental expense for the years ended  December 31, 2024 and 2023 was $49,653 and $48,113, respectively.

On October 19, 2021, the Company entered into a lease amendment to the existing lease in San Antonio, Texas commencing April 1, 2022. The lease expires on December 31, 2025. The incremental space lease is 6,628 square feet. The incremental annual rent during the lease term ranges from $144,000 to $156,000. Rental expense for the years ended  December 31, 2024 and 2023 was $109,355 and $75,269, respectively.

The Company leased approximately 3,794 square feet of office space for its Nashville, Tennessee sales offices and operations. Rental expense under the operating lease was $0 and $36,995 for the years ended December 31, 2024 and 2023, respectively. The lease expired on April 30, 2023. We did not enter into a lease extension, or new lease agreement in Nashville, Tennessee upon the expiration of the lease agreement.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations. The lease had a remaining life of 45 months and expired on September 30, 2024. On September 16, 2024 the Company entered into a lease amendment commencing on October 1, 2024, extending the term of the existing lease for a period of 60 months, expiring on September 30, 2029. The space leased is 22,400 square feet. Annual rents during the lease term range from $174,000 to $225,000. Rental expense for the years ended  December 31, 2024 and 2023 was $135,489 and $117,836, respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. On January 31, 2024, the Company entered into a lease amendment commencing on February 1, 2024, extending the term of the existing lease for a period of 24 months and expiring on January 31, 2027. The space leased is 1,890 square feet. Rental expense for the years ended  December 31, 2024 and 2023 was $83,610 and $79,467, respectively.

The Company has various copier equipment with leases that have not expired. Rental expense under the operating leases was $8,921 and $6,546 for the years ended December 31, 2024 and 2023, respectively.

The weighted average remaining lease term is 3.49 years. The weighted average discount rate is 4.42%

The Company recognized total operating lease expense of approximately $660,000 and $674,000 for the years ended December 31, 2024 and 2023, respectively. In 2024, the operating lease expense of $660,000 consisted of $544,000 of fixed operating expense and $116,000 of interest expense.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2025.

The maturities of lease liabilities are as follows at December 31, 2024:

Year ended December 31,

2025	$659,941
2026	728,121
2027	728,121
2028	648,426
2029	641,182
Thereafter	206,848
Total minimum lease payments	3,612,639
Less imputed interest	(465,942)
Total lease liabilities	3,146,697
Less current portion	(612,680)
Long-term portion	$2,534,017

Note 8. Related Party Transactions

Louis Hoch

During the years ended December 31, 2024 and 2023, the Company purchased $21,900 and $24,389, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer is a 50% owner of Angry Pug Sportswear.

Officers and Directors

On December 29, 2024, we withheld 208,615 shares of our common stock for $302,492 in a private transaction based on the $1.45 per share closing price on December 29, 2024 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

On November 18, 2024, we withheld 3,935 shares of our common stock for $5,784 in a private transaction based on the $1.47 per share closing price on November 18, 2024 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

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

On  February 24, 2024, we withheld 2,075 shares of our common stock for $3,258 in a private transaction based on the $1.57 per share closing price on  February 24, 2024 from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes in connection with equity grants.

On  February 24, 2024, we withheld 4,911 shares of our common stock for $7,710 in a private transaction based on the $1.57 per share closing price on  February 24, 2024 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

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

On November 18, 2023 we withheld 2,619 shares for $4,452 in a private transaction at a closing price on November 18, 2023 of $1.70 per share from Tom Jewell, the Company's former Chief Financial Officer, to cover his share of taxes.

On November 18, 2023 we withheld 3,927 shares for $6,675 in a private transaction at a closing price on November 18, 2023 of $1.70 per share from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes.

Note 9. Income Taxes

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

The Company has recognized a deferred tax asset of approximately $4.6 million recorded net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that more likely than not that the Company will have taxable income in the future, and elected to decrease the valuation allowance by approximately $3.6 million during 2024. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance  may be warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2024, the Company had not accrued any interest or penalties related to uncertain tax provisions.

Significant components of the Company’s deferred tax assets are as follows at December 31:

	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$4,582,000	$4,686,000
Depreciation and amortization	1,296,000	1,137,000
Non-cash compensation	1,119,000	1,649,000
Processing losses	188,394	175,673
Other	61,000	124,000
Total	7,369,306	8,169,281
Valuation Allowance	(2,665,954)	(6,267,673)
Deferred tax asset	$4,580,440	$1,504,000

At  December 31, 2024, the Company had available net operating loss carryforwards of approximately $21.8 million. Net operating loss carryforwards ("NOLs") generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

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

The schedule below outlines when the Company's net operating losses for 2017 and prior years were generated and the year they  may expire.

Tax Year End	NOL	Expiration
2005	$1,275,415	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$8,797,872

As of  December 31, 2024, there are NOLs totaling approximately $13.0 million that have been generated since 2017 that do not expire, and can be carried forward to future years to offset taxable income. The schedule below outlines when the Company's net operating losses for 2018 and later years were generated.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
Total	$13,022,971
Total loss carryforwards	$21,820,843

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2024	2023
Current provision:
Federal	$—	$—
State	449,227	292,524
	449,227	292,524

Deferred provision:
Federal expense (benefit)	(3,076,440)	—

Expense (benefit) for income taxes	$(2,627,213)	$292,524

The reconciliation of federal income tax expense (benefit) computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the years ended December 31:

	2024	2023

Income tax (benefit) at 21%	$142,440	$(38,342)
Change in valuation allowance	(3,576,665)	(1,361,228)
Permanent and other differences	458,460	1,399,570
State taxes	348,552	292,524

Income tax expense (benefit)	$(2,627,213)	$292,524

Note 10. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2015 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,000,000 shares of common capital stock for issuance under the 2015 Equity Incentive Plan, including automatic increases provided for in the 2015 Equity Incentive Plan through fiscal year 2025. The number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2015 Equity Incentive Plan, beginning January 1, 2016, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2024, the Company issued 966,000 shares of common stock to several employees as incentive compensation or new-hire bonuses. During 2024, the Company granted 277,200 restricted stock units to employees and directors as a new hire bonus or as incentive compensation.

Treasury Stock: The Company withheld 408,305 shares of common stock with a value of $597,568 to cover the employee's share of tax liabilities related to the vesting of commons stock and restricted stock units in 2024. In addition, the Company repurchased 408,305 shares of common stock on the open market with a value of $810,874 as part of its stock buy-back program in 2024. The Company withheld 26,606 shares of common stock with a value of $47,382 to cover the employee's share of tax liabilities related to the vesting of common stock and restricted stock units in 2023, in addition to 222,683 shares of common stock on the open market with a value of $410,860 as part of its stock buy-back program.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2024. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting. Stock awards that have not yet vested are fully participating shares for the purposes of calculating earnings per share.

During 2024, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2024.

Stock-based compensation expense related to stock and restricted stock awards was $2.1 million in 2024 and $2.2 million in 2023.

A summary of stock awards outstanding and 2024 activities are as follows:

			Weighted Average
		Weighted Average	Contractual
Stock Awards	Shares	Grant Price	Remaining Life
Outstanding, December 31, 2023	6,384,900	$2.17
Granted	966,000	1.55
Vested	(1,563,345)	—
Forfeited	(15,000)	—

Outstanding, December 31, 2024	5,772,555	$1.95	6.27

Expected to Vest after December 31, 2024	5,772,555	$1.95	6.27

As of December 31, 2024, there was $6,914,563 of unrecognized compensation costs related to the un-vested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 6.27 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of the Company’s stock on December 31, 2024, or $1.95.

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

The ESPP initially authorized the issuance of 2,500,000 shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares; provided that before the date of any such increase, our board of directors may determine that there will be no increase or that such increase will be for a lesser number of shares. As of December 31, 2024, 66,959 shares of our common stock have been purchased under the ESPP.

Stock Warrants:

On  December 15, 2020, the Company issued warrants to purchase 945,599 unregistered shares of our common stock, with an exercise price of $4.23 to IMS. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is five years; (iv) the dividend yield of 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and have a term of five years from time of vest.

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share (EPS) was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period in addition to stock awards that have not yet vested, as they are fully participating shares for the calculation of earnings per share. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive options and warrants that were outstanding during the period using the treasury stock method. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss).

	2024	2023

Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$3,305,497	$(475,104)
Denominator:
Denominator for basic net income (loss) per share, weighted average shares outstanding	26,852,129	26,490,868
Effect of dilutive securities-stock options and warrants	—	—
Denominator for diluted net income (loss) per share, adjusted weighted average shares and assumed conversion	26,852,129	26,490,868
Basic net income (loss) per common share	$0.12	$(0.02)
Diluted net income (loss) per common share and common share equivalents	$0.12	$(0.02)

The warrants to purchase shares of common stock that were outstanding at December 31, 2024 and 2023 that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2024	2023
Anti-dilutive warrants	945,599	945,599

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

Note 13. Commitments and Contingencies

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

On  May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard  August 5, 2024. On March 14, 2025 the motion was denied, with future proceedings to continue at a date yet to be determined.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit.

GREENWICH BUSINESS CAPITAL, LLC

On or about  September 25, 2019, Usio and Greenwich Business Capital LLC, or GBC, entered into an Agreement for payment processing services. Usio effectively terminated the agreement with GBC on  October 31, 2023, by providing GBC with the requisite 30-days written notice.

On  November 13, 2023, GBC filed lawsuit against Usio, alleging violations of the NACHA rules in the State of Rhode Island Kent Superior Court. In early  March 2024, Usio filed a Motion to Dismiss for improper venue and failure to state a claim.

On  May 20, 2024, Usio’s Motion to Dismiss was heard in the State of Rhode Island Kent Superior Court. On December 6, 2024, the Judge ruled in favor of Usio and dismissed the case.

We did not record a contingency in relation to this case.

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

On  March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On  May 2, 2024, the court denied Usio’s motion. On  July 12, 2024, we filed an appeal on the lower court's decision, which is pending review. As part of the July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 5 for more information.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit.

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

Note 14. Subsequent Events

On March 24, 2025 the Board of Directors authorized a renewal of the Company's buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration or the date the Board of Directors, at its sole discretion, terminates or suspends the program. The program is used for the purchase of stock from employees and directors, and for open-market purchases through a broker.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2024 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 26, 2024, Louis Hoch, Usio’s Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer entered into a 10b5-1 trading plan (the “Plan”). The Plan expires on November 15, 2025 and relates to the sale of 136,891 shares of our common stock. Mr. Hoch will have no control over the timing of the stock sales under the Plan, and all transactions under the Plan will be reported by Mr. Hoch through individual Form 4 and Form 144 filings with the Securities and Exchange Commission.

The Plan is intended to comply with the affirmative defense of Rule 10b5-1 (c) of the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy. Rule 10b5-1 allows corporate insiders to establish prearranged written stock trading plans.

A Rule 10b5-1 plan must be entered into in good faith at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent prearranged transactions under Rule 10b5-1 from being executed. Using a Rule 10b5-1 Plan, individuals can prudently and gradually diversify their investment portfolios over an extended period of time.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024, or the 2025 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2025 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of current Independent Registered Public Accounting Firm - Pannell Kerr Forster of Texas, P.C.

Report of former Independent Registered Public Accounting Firm - ADKF, P.C.

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

10.10*	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.11	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.12	Lease Agreement between the Company and RP Circle 1 Building, LLC, dated December 11, 2017 (included as exhibit 10.44 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.13*	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.14*	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.15	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.16*	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.17+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.18+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.19	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25*	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.26	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.27*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K file on June 22, 2022, and incorporated herein by reference).

10.28*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.29*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance (included as exhibit 10.1 to the Form 8-K filed on February 21, 2023, and incorporated herein by reference).

10.30*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.31*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

10.32*	Tenth Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.33*	First Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

16.1	Letter from ADKF dated April 17, 2024 (included as exhibit 16.1 to the Form 8-K filed on April 17, 2024, and incorporated herein by reference).

19.1	Amended and Restated Insider Trading Policy (filed herewith)

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of ADKF, P.C. (filed herewith).

23.2	Consent of Pannell Kerr and Forster of Texas, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Clawback Policy (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Management Compensatory Plan or Arrangement

Copies of the above exhibits not contained herein are available to any stockholder, upon written request to: Chief Accounting Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Usio, Inc.

Date: March 26, 2025	By:	/s/ Louis A. Hoch
Louis A. Hoch Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Michael White
Michael White Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2025	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2025	By:	/s/ Louis A. Hoch
Louis A. Hoch Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 26, 2025	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 26, 2025	By:	/s/ Bradley Rollins
Bradley Rollins
Director

Date: March 26, 2025	By:	/s/ Elizabeth Michelle Miller
Elizabeth Michelle Miller
Director