Form 10-Q
period 2025-03-31
Usio, Inc.
filed 2025-05-14
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the number of outstanding shares of the registrant's common stock was 26,605,906.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,718,247	$8,056,891
Accounts receivable, net	4,569,616	5,053,639
Accounts receivable, tax credit	—	1,494,612
Settlement processing assets	62,151,877	47,104,006
Prepaid card load assets	14,553,939	25,648,688
Customer deposits	1,907,169	1,918,805
Inventory	348,493	403,796
Prepaid expenses and other	729,039	585,500
Current assets before merchant reserves	92,978,380	90,265,937
Merchant reserves	4,925,101	4,890,101
Total current assets	97,903,481	95,156,038

Property and equipment, net	3,230,300	3,194,818

Other assets:
Intangibles, net	663,349	881,346
Deferred tax asset, net	4,580,440	4,580,440
Operating lease right-of-use assets	2,884,691	3,037,928
Other assets	357,877	357,877
Total other assets	8,486,357	8,857,591

Total assets	$109,620,138	$107,208,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$715,223	$1,256,819
Accrued expenses	2,705,122	3,366,925
Operating lease liabilities, current portion	620,915	612,680
Equipment loan, current portion	150,085	147,581
Settlement processing obligations	62,151,877	47,104,006
Prepaid card load obligations	14,553,939	25,648,688
Customer deposits	1,907,169	1,918,805
Current liabilities before merchant reserve obligations	82,804,330	80,055,504
Merchant reserve obligations	4,925,101	4,890,101
Total current liabilities	87,729,431	84,945,605

Non-current liabilities:
Equipment loan, net of current portion	533,248	571,862
Operating lease liabilities, net of current portion	2,365,529	2,534,017
Total liabilities	90,628,208	88,051,484

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at March 31, 2025 (unaudited) and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 30,038,355 and 29,902,415 issued, and 26,527,906 and 26,609,651 outstanding at March 31, 2025 (unaudited) and December 31, 2024, respectively	30,038	198,317
Additional paid-in capital	99,992,655	99,676,457
Treasury stock, at cost; 3,510,449 and 3,292,764 shares at March 31, 2025 (unaudited) and December 31, 2024, respectively	(6,122,232)	(5,770,592)
Deferred compensation	(6,640,905)	(6,914,563)
Accumulated deficit	(68,267,626)	(68,032,656)
Total stockholders’ equity	18,991,930	19,156,963

Total liabilities and stockholders’ equity	$109,620,138	$107,208,447

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenues	$22,009,050	$20,970,386
Cost of services	17,199,907	16,116,691
Gross profit	4,809,143	4,853,695

Selling, general and administrative expenses:
Stock-based compensation	410,062	499,273
Other SG&A	4,142,895	4,060,225
Depreciation and amortization	495,770	576,154
Total selling, general and administrative	5,048,727	5,135,652

Operating (loss)	(239,584)	(281,957)

Other income and (expense):
Interest income	79,011	115,354
Interest expense	(11,843)	(13,585)
Other income, net	67,168	101,769

(Loss) before income taxes	(172,416)	(180,188)

State income tax expense	62,554	70,000
Income tax expense	62,554	70,000

Net (loss)	$(234,970)	$(250,188)

Basic (loss) per common share:	$(0.01)	$(0.01)
Diluted (loss) per common share:	$(0.01)	$(0.01)
Weighted average common shares outstanding
Basic	26,615,947	26,375,762
Diluted	26,615,947	26,375,762

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss)	$(234,970)	$(250,188)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	277,773	358,187
Amortization	217,997	217,967
Employee stock-based compensation	410,062	499,273
Changes in current assets and current liabilities:
Accounts receivable	484,023	701,911
Accounts receivable, tax credit	1,494,612	—
Prepaid expenses and other	(143,539)	(243,344)
Operating lease right-of-use assets	153,237	102,394
Other assets	—	20,000
Inventory	55,303	(6,769)
Accounts payable and accrued expenses	(1,203,399)	(1,158,059)
Operating lease liabilities	(160,253)	(107,243)
Merchant reserves	35,000	12,000
Customer deposits	(11,636)	(57,468)
Net cash provided by operating activities	1,374,210	88,661

Investing activities:
Purchases of property and equipment	(313,254)	(176,750)
Net cash (used in) investing activities	(313,254)	(176,750)

Financing activities:
Payments on equipment loan	(36,110)	(14,431)
Proceeds from issuance of common stock	11,515	—
Purchases of treasury stock	(351,640)	(44,823)
Assets held for customers	3,953,121	(6,748,838)
Net cash provided by (used in) financing activities	3,576,886	(6,808,092)

Change in cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves	4,637,842	(6,896,181)
Cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves, beginning of period	87,618,491	90,810,089

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$92,256,333	$83,913,908

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,843	$13,585
Issuance of deferred stock compensation	—	—

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended March 31,
	2025	2024

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,056,891	$7,155,687
Settlement processing assets	47,104,006	44,899,603
Prepaid card load assets	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Merchant reserves	4,890,101	5,310,095
Total	$87,618,491	$90,810,089

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,718,247	$7,053,812
Settlement processing assets	62,151,877	41,030,860
Prepaid card load assets	14,553,939	28,698,878
Customer deposits	1,907,169	1,808,263
Merchant reserves	4,925,101	5,322,095
Total	$92,256,333	$83,913,908

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	128,053	128	136,276	—	—	—	136,404
Issuance of common stock under employee stock purchase plan	7,887	8	11,507	—	—	—	11,515
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock costs	—	—	—	(351,640)	—	—	(351,640)
Net (loss) for the period	—	—	—	—	—	(234,970)	(234,970)

Balance at March 31, 2025	30,038,355	$30,038	$99,992,655	$(6,122,232)	$(6,640,905)	$(68,267,626)	$18,991,930

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,225
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock costs	—	—	—	(44,823)	—	—	(44,823)
Net (loss) for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2024, as filed with the Commission on  March 26, 2025 (the "2024 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "first quarter" mean the three month period ended  March 31, 2025 or 2024, as the case may be and unless otherwise noted.

Change in Accounting Policy: On December 31, 2024, we changed our policy for cash flows presentation purposes to include settlement processing assets as cash and cash equivalents consistent with the accounting treatment for other forms of cash assets held for customers and controlled by the Company. Additionally, we changed the presentation for prepaid card load obligations on the statement of cash flows from an operating activity to a financing activity. Per Accounting Standards Codification 230 and related interpretations, funds held on behalf of others can be reported as either operating activities or financing activities within the statement of cash flows depending on the obligations surrounding the funds being held. Upon further assessment of changes in our operations over time, it was determined that reflecting these activities as assets held for customers within financing activities provides a more predictable measure of operating cash flows. Accordingly, this change in presentation is accounted for retrospectively, with each comparable period being revised to reflect the new change in presentation. As a result of the change in presentation of prepaid card load obligations to be included as a component of assets held for customers, operating cash flows for the three months ended March 31, 2024 were increased by $2.9 million with a corresponding decrease in assets held for customers reflected as a financing activity. The election to include settlement processing assets as part of cash and cash equivalents further decreased assets held for customers by an additional $3.9 million. This policy change had no effect on working capital, total assets, total liabilities, total equity or net loss as of and for the period ended March 31, 2024.

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

Accounting for Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and available tax planning opportunities. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authority. Significant judgement is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions yearly and adjust the balances as new information becomes available.

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

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement that it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions, provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to the United States Postal Service, or USPS, for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our Automated Clearing House, or ACH, and complementary services, prepaid card services, and Output Solutions business lines.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended March 31,
	2025	2024

ACH and complementary services	$5,044,517	$3,881,734
Credit card	7,878,694	7,560,734
Prepaid card services	2,907,451	3,341,224
Output Solutions	5,732,867	5,537,923
Interest - ACH and complementary services	224,129	211,640
Interest - Prepaid card services	182,661	402,741
Interest - Output Solutions	38,731	34,390
Total revenue	$22,009,050	$20,970,386

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

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $324,000 at March 31, 2025 and  December 31, 2024.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At March 31, 2025 and December 31, 2024, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use until both the preliminary project stage is substantially completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the three months ended March 31, 2025 and March 31, 2024, the Company capitalized software costs of $290,650 and $115,473, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2025 or 2024.

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2024 or during the three months ended March 31, 2025. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2025 and December 31, 2024, the Company’s reserve for processing losses was $541,521 and $897,116, respectively, which is recorded on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended  March 31, 2025 and 2024, operating lease expenses totaled $150,688 and $132,574, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	March 31, 2025	December 31, 2024

Accrued commissions	$771,156	$425,486
Reserve for processing losses	541,521	897,116
Other accrued expenses	815,954	881,925
Accrued taxes	537,806	474,561
Accrued salaries	38,685	687,837
Total accrued expenses	$2,705,122	$3,366,925

Note 4. Loans

Equipment Loans

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  March 31, 2025 and 2024 were $0 and $14,312, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with interest only payments required for the first six months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for the three months ended  March 31, 2025 and $13,481 for the three months ended March 31, 2024.

As of March 31, 2025, the Company maintains an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit. See "Note 9. Commitments and Contingencies" for further information.

Line of Credit

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on  May 29, 2024, and matures on  June 5, 2026. As of  March 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

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

Future principal payments on current debt arrangements are as follows at March 31, 2025:

Year ended December 31,

Amount Due
2025 (excluding the three months ended March 31, 2025)	$111,471
2026	158,043
2027	169,048
2028	180,818
2029	63,953
Total payments	$683,333

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC d/b/a/ KDHM, LLC ("IMS" or "KDHM") which were issued in connection with our acquisition of substantially all of the assets of IMS in December 2020. IMS's warrants vest and become exercisable annually over three years in three equal tranches beginning on December 15, 2021 and became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vests. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,615 in the three months ended  March 31, 2025 and 2024, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Numerator:
Numerator for basic and diluted (loss) per share, net (loss) available to common shareholders	$(234,970)	$(250,188)
Denominator:
Denominator for basic (loss) per share, weighted average shares outstanding	26,615,947	26,375,762
Effect of dilutive securities	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	26,615,947	26,375,762
Basic (loss) per common share	$(0.01)	$(0.01)
Diluted (loss) per common share and common share equivalent	$(0.01)	$(0.01)

The warrants to purchase shares of common stock that were outstanding at March 31, 2025 and March 31, 2024 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2025	2024
Anti-dilutive warrants	945,599	945,599

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

The Company has recognized a deferred tax asset of approximately $4.6 million recorded net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that it was more likely than not that the Company will have taxable income in the future, and elected to decrease the valuation allowance by approximately $3.6 million during the third quarter of 2024. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of March 31, 2025, the Company had not accrued any interest or penalties related to uncertain tax provisions.

At  March 31, 2025, the Company had available net operating loss carryforwards of approximately $21.8 million. Net operating loss carryforwards ("NOLs") generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

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

As of  March 31, 2025, there were NOLs totaling approximately $13.0 million that have been generated since 2017 that do not expire, and can be carried forward to future year to offset taxable income. The schedule below outlines when the Company's net operating losses for 2018 and later years were generated.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
Total	$13,022,971
Total loss carryforwards	$21,820,843

Management is not aware of any tax positions that would have a significant impact on the Company's financial position or results of operations.

Note 8. Related Party Transactions

Louis Hoch

During the three months ended March 31, 2025 and  March 31, 2024, the Company purchased a total of $2,003 and $0, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. Louis Hoch, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear LLC.

Directors and Officers

On March 14, 2025, we withheld 500 shares of our common stock for $735 in a private transaction based on the $1.47 per share closing price on March 14, 2025 from Michelle Miller, a member of the company’s Board of Directors to cover her share of taxes in connection with equity grants.

On February 21, 2025, we withheld 1,186 shares of our common stock for $2,028 in a private transaction based on the $1.71 per share closing price on February 21, 2025 from Houston Frost, the Company's Senior Vice President, Chief Product Officer, to cover his share of taxes in connection with equity grants.

On February 21, 2025, we withheld 1,186 shares of our common stock for $2,028 in a private transaction based on the $1.71 per share closing price on February 21, 2025 from Greg Carter, the Company's Senior Vice President, Chief Revenue Officer, to cover his share of taxes in connection with equity grants.

On February 21, 2025, we withheld 4,911 shares of our common stock for $8,399 in a private transaction based on the $1.71 per share closing price on February 21, 2025 from Louis Hoch, the Company's Chairman, President, Chief Executive Officer and Chief Operating Officer, to cover his share of taxes in connection with equity grants.

On January 31 2025, we withheld 54,460 shares of our common stock for $102,385 in a private transaction based on the $1.88 per share closing price on January 31, 2025 from Houston Frost, the Company's Senior Vice President, Chief Product Officer, to cover his share of taxes in connection with equity grants.

On January 8, 2025, we withheld 355 shares of our common stock for $850 in a private transaction based on the $2.39 per share closing price on January 8, 2025 from Michael White, the Company's Senior Vice President, Chief Accounting Officer, to cover his share of taxes in connection with equity grants.

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

On  June 21, 2024, the Company granted 966,000 shares of restricted common stock with a 10-year vesting period and 277,200 restricted stock units ("RSUs") with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.55 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, officers and employees will receive issued shares. Executive officers included in the 10-year restricted stock grant were Louis Hoch (160,000 shares), Michael White (120,000 shares), Greg Carter (80,000 shares), and Houston Frost (40,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (12,000 RSUs).

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. On March 14, 2025 the motion was denied, with proceedings to continue at a date yet to be determined.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision. As part of the  July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 4 for more information.

On April 2, 2025, the Fourth Court of Appeals reversed the trial court’s judgment and rendered judgement that KDHM should take nothing against Usio on its “money had and received claim.” With respect to the remaining claims, the court remanded back to the lower court. On April 11, 2025, KDHM filed a Motion for Reconsideration with the appellate court, which was denied on May 5, 2025.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of March 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of July 3, 2025. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLAIMER

This Quarterly Report on Form 10-Q (this "quarterly report" or this "report") contains forward-looking statements that involve risks and uncertainties. If used in this report, the words "will," "anticipate," "believe," "estimate," "intend," and other words or phrases of similar import are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the 2024 Annual Report and other reports we file with the Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this report, and the 2024 Annual Report, including the audited consolidated financial statements and the notes contained therein.

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

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with Output Solutions' printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product developed and debuted in 2022 that provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. This offering allows us a superior opportunity to increase our cross-selling efforts through all of our payment methods.

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

The Company has recently adopted its "One Usio" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services.

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

Electronic Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through the acquisition of substantially all of the assets of IMS. This product offering provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. The success of this new business line depends on our ability to realize the anticipated growth opportunities; we cannot provide any assurance that we will be able to realize these opportunities.

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

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings, and remain relevant by developing payment platforms that address the current needs of our marketplace. In the first quarter of 2025, our revenues increased 5% to $22.0 million, as compared to $21.0 million for the quarter ended March 31, 2024, due primarily to strong growth in our ACH and complimentary services line of business, helping to offset lower breakage revenues from our prepaid card line of business as the COVID incentive programs wound down during 2024.

Managing Other Selling, General and Administrative Expenses. By appropriately managing our expenses (which are discussed under "- Results of Operations - Other Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing SG&A expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. Other SG&A expenses in the quarter were relatively flat, at $4.1 million as compared to $4.1 million in the prior year quarter. As a result of improved expense management, alongside workforce efficiencies due to new equipment in our Output Solutions line of business, we anticipate year over year SG&A to remain relatively flat. For more information, see "-Results of Operations - Other Selling, General and Administrative Expenses" below.

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

Adapt to Technological Changes. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe by regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. We believe that this allows us to implement new feature functionality to existing products, and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, RTP, prepaid card issuance, and credit card processing, especially in the digital marketplace, to match the need for diversified payment options in an increasingly ecommerce driven world.

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

During the first quarter of 2025, the number of credit card transactions processed by us increased by 65% versus the first quarter of 2024. The volume of credit card dollars processed during the first quarter of 2025 increased by 17% compared to the same time period in 2024. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal. The significant increases in transaction and processing volume growth were offset by the more competitive landscape in credit card processing, resulting in lower than expected revenue growth as the pricing rates for credit card processing are driven down by market competition. This was compounded by continued attrition in the legacy customer base, who were typically onboarded at higher prices, reducing the impact of the transaction count and processing volume growth we experienced.

ACH (eCheck) transaction counts during the first quarter of 2025 increased by 36% compared to the first quarter of 2024. Returned check transactions processed during the first quarter of 2025 increased by 24% compared to the first quarter of 2024. Electronic check dollars processed during the first quarter of 2025 increased by 42% compared to the first quarter of 2024. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing, alongside organic growth from existing customers.

Prepaid card load volumes during the first quarter of 2025 decreased by 15% compared to the first quarter of 2024. Prepaid card transaction counts processed during the first quarter of 2025 increased by 5% compared to the first quarter of 2024. Prepaid card purchase volume during the first quarter of 2025 decreased by 8% compared to the first quarter of 2024. These declines were primarily due to the plateauing and processing reductions in the existing client base. These clients contributed significant load and purchase volumes in 2024 due to their rapid expansion after their onboarding and implementation as they built up their prepaid cardholder base. These declines were compounded by delays in the integration of net new client implementations to replace the load and processing volume experience in the first quarter of 2024. However, despite these declines, we believe revenues from our prepaid card line of business should start to better reflect our focus on growing programs with recurring revenues. We continue to invest time and resources in the development of additional net new customers and clients that are at various stages of the implementation process.

Total dollar volumes processed across all business lines in the first quarter of 2025 were $2.0 billion compared to $1.5 billion processed in the first quarter of 2024, up 34% over the prior year quarter, attributable to processing volume growth in our credit card, and ACH and complementary services business lines, countering the decline of prepaid card processing volume.

For more information, see "- Results of Operations - Revenues."

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three-year duration. As of December 31, 2024, the Company had repurchased approximately $1.4 million of stock as part of the buyback program for which the Company may be required to pay approximately $14,000 in excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2025 and future years. During the three months ended March 31, 2025, the Company repurchased $351,640 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buybacks.

As the Federal Reserve has worked to fight economic inflation, the federal funds rate has experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $0.5 million in interest earnings in the three months ended March 31, 2025. Of this interest, $0.4 million was recognized as revenue in the respective business lines for which the cash balances are held, and $79,011 as interest income. In September 2024, the Federal Reserve lowered the federal funds rate 0.50%, followed by a further 0.25% decline in each of November and December 2024, which has resulted in lower interest earnings on our interest-bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

During the first quarter of 2025, global economic activity continued to be impacted by inflation and ongoing geopolitical concerns including the Russia – Ukraine and Hamas – Isreal conflicts. Additionally, the uncertainty resulting from changes in international trade policies (including the potential for new or increased tariffs) created market volatility. While the economy in the U.S. remained resilient, concerns about the prospect of a recession in the future increased. In addition, markets have been focused on the timing and amount of policy interest rate cuts by central banks globally. Uncertainty and concerns about geopolitical risks, global central bank policies, inflation and trade policies, including tariffs, escalated over the course of the first quarter.

In April 2025, developments relating to tariffs intensified concerns over the global macroeconomic environment. Volatility across financial markets rose and the prospect of a U.S. recession increased further. Uncertainty around the path forward and concerns over the potentially escalating effects of a trade war have created risks for the U.S. and global economies. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At March 31, 2025 and December 31, 2024, the Company’s reserve for processing losses was $541,521 and $897,116, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Reserve for Expected Credit Losses

Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $324,000 at March 31, 2025 and December 31, 2024.

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

We reported Adjusted EBITDA of $0.7 million for the quarter ended March 31, 2025, as compared to Adjusted EBITDA of $0.8 million for the same period in the prior year. The decrease in Adjusted EBITDA in the 2025 quarter was attributable to nominally decreased gross profits, and marginally increased SG&A expenses in the period. Adjusted EBITDA margins were 3.0% in the period, as compared to Adjusted EBITDA margins of 3.8% for the same period in the prior year. The decrease in Adjusted EBITDA margins was due primarily to lower interest revenues in the period, a high margin revenue source, which resulted in a reduction of gross profit percentage of revenue, and contributing reduced operating income, alongside marginally higher SG&A expenses versus the prior year period.

The following tables set forth reconciliations of Operating (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

Reconciliation from Operating (loss) to Adjusted EBITDA:
Operating (loss)	$(239,584)	$(281,957)
Depreciation and amortization	495,770	576,154
EBITDA	256,186	294,197
Non-cash stock-based compensation expense, net	410,062	499,273
Adjusted EBITDA	$666,248	$793,470

Calculation of Adjusted EBITDA margins:
Revenues	$22,009,050	$20,970,386
Adjusted EBITDA	$666,248	$793,470
Adjusted EBITDA margins	3.0%	3.8%

In previous periods, the Company reported the non-GAAP financial measure of adjusted operating cash flows, which excluded certain items from operating cash flows to provide a measure of cash generated from its core operations. Beginning with the current reporting period, the Company is no longer presenting adjusted operating cash flows as a non-GAAP financial measure. The decision to discontinue reporting adjusted operating cash flows was due to changes in the presentation of certain assets, specifically the movement of assets held for customers, into the financing activities section of our cash flow statement. As a result of this reclassification, we believe that the need for the adjusted operating cash flows measure is no longer required, as the adjustments previously made to exclude these amounts are not necessary.

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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

ACH and complementary services	$5,044,517	$3,881,734	$1,162,783	30%
Credit card	7,878,694	7,560,734	317,960	4%
Prepaid card services	2,907,451	3,341,224	(433,773)	(13)%
Output Solutions	5,732,867	5,537,923	194,944	4%
Interest - ACH and complementary services	224,129	211,640	12,489	6%
Interest - Prepaid card services	182,661	402,741	(220,080)	(55)%
Interest - Output Solutions	38,731	34,390	4,341	13%
Total Revenue	$22,009,050	$20,970,386	$1,038,664	5%

Consolidated revenue for the quarter ended March 31, 2025 increased by 5% to $22.0 million, as compared to $21.0 million for the quarter ended March 31, 2024 due primarily to the 30% growth in our ACH and complimentary services business line, countering the lower breakage revenues from our prepaid card line of business, which declined 13% in the period, primarily as a result of the completion of large prepaid card programs that were effectively wound down completely by the close of the first quarter of 2024. ACH and complementary services revenue growth was primarily attributable to an increase in ACH check dollar volume of 42%, an increase in transactions of 36%, and an increase in returned check transactions of 24%. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. Our Output Solutions lines of business were also up 4% in the quarter due to the addition of net new recurring billing; however, delays in some net new customer implementations resulted in lower growth than anticipated. Our credit card revenues were also up 4%, due primarily to continued success in our PayFac division, where revenues were up 25%, offsetting attrition from our legacy credit card base and increased competition. As our PayFac book of business now exceeds our legacy credit card processing in total revenue contribution, the impact of its growth is anticipated to become more apparent in overall credit card processing growth figures in future periods. For more information, see "- Summary of Results."

Interest revenues on underlying customer assets recognized in the quarter ended March 31, 2025 were $0.4 million compared to interest revenues of $0.6 million in the quarter ended March 31, 2024 primarily due to lower interest rates and interest bearing cash deposits.

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

Cost of services increased by $1.1 million, or 7%, to $17.2 million for the quarter ended March 31, 2025, as compared to $16.1 million for the same period in the prior year, due to increased revenues driving similar increases in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit decreased by 1% to $4.8 million for the quarter ended March 31, 2025, as compared to $4.9 million for the same period in the prior year. Gross profit percentage of revenue was 21.9% for the quarter ended March 31, 2025, down from 23.1% in the prior year period. The decrease in gross profit in the quarter ended March 31, 2025, as compared to the same period during the prior year, was primarily attributable to lower gross profit percentage of revenue. The decrease in gross profit percentage of revenue was primarily due to the decrease in interest revenues versus the prior year period. In addition, ACH and complementary services segment revenue growth was strongest in the slightly less profitable complementary services.

Stock-based Compensation

Stock-based compensation expenses were $0.4 million for the quarter ended March 31, 2025 as compared to $0.5 million for the quarter ended March 31, 2024, with minor decreases versus the prior year period due to completed amortization of previously issued stock based awards.

Other Selling, General and Administrative Expenses

Other SG&A expenses were $4.1 million for the quarter ended March 31, 2025 as compared to $4.1 million in the prior year quarter. The essentially flat SG&A for the quarter ended March 31, 2025 reflects realized efficiencies in our workforce, driven by enhancements in equipment from our Output Solutions line of business reducing labor costs, alongside strategic spending management in our other lines of business, allowing revenues to increase without commensurate increases in our SG&A expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense totaled $0.5 million and $0.6 million for the quarters ended March 31, 2025 and 2024, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, specifically related to capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Other Income

Other income, net was $0.1 million for the quarter ended March 31, 2025 compared to $0.1 million for the quarter ended March 31, 2024.

Income Taxes

State income tax expense in the three months ended March 31, 2025 and 2024 was $62,554 and $70,000, respectively.

Net (Loss)

We reported a net loss of $0.2 million for the quarter ended March 31, 2025, as compared to a net loss of $0.3 million for the same period in the prior year. The decrease in net loss was driven primarily by higher revenues, alongside lower stock-based compensation and depreciation and amortization expenses countering slightly lower gross profits and interest income.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of March 31, 2025, we had cash and cash equivalents of $8.7 million. For the three months ended March 31, 2025, cash provided by operations was $1.4 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of intangible assets, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $0.2 million for the three months ended March 31, 2025 compared to a net loss of $0.3 million for the three months ended March 31, 2024. We had an accumulated deficit of $68.3 million and $68.0 million at March 31, 2025 and December 31, 2024, respectively. Additionally, we had working capital of $10.2 million and $10.2 million at March 31, 2025 and December 31, 2024, respectively.

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

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of March 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2025 was $1.4 million, as compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was due primarily to the larger decrease in accounts receivable, alongside improved net income, and reduced depreciation expense versus the same period last year. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2025 as compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2024. The primary driver of our investing activities was capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and capitalization of internal use software relative to the same period a year ago.

Net cash provided by financing activities for the three months ended March 31, 2025 was $3.6 million and net cash used in financing activities for the three months ended March 31, 2024 was $6.8 million. The increase in cash provided by financing activities was primarily attributable to the increase in assets held for customers, which includes settlement processing and prepaid card load assets relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of March 31, 2025 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. On March 14, 2025 the motion was denied, with proceedings to continue at a date yet to be determined.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision. As part of the July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 4 for more information.

On April 2, 2025, the Fourth Court of Appeals reversed the trial court’s judgment and rendered judgement that KDHM should take nothing against Usio on its “money had and received claim.” With respect to the remaining claims, the court remanded back to the lower court. On April 11, 2025, KDHM filed a Motion for Reconsideration with the appellate court, which was denied on May 5, 2025.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of March 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of July 3, 2025. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Item 1A. RISK FACTORS.

Except as set forth below, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of the 2024 Annual Report.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as political unrest and turmoil affecting the banking system or financial markets including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), unemployment, consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal, monetary and tax policies, U.S. and international trade relationships, agreements, treaties, changes in or new tariffs and restrictive actions or threats of such actions, including an escalation of trade tensions between the U.S. and its trading partners, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, geopolitical conditions or events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions in our card-based processing, payment facilitation, ACH (echeck) and prepaid and incentive card services. In particular, recent tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. These conditions could have a material adverse impact on the demand for our products and services which could adversely affect our results of operations. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets, liquidity needs due to unanticipated reductions in customer balances, or increased regulatory liquidity and capital requirements may strain our liquidity position.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized renewals of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2028, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended March 31, 2025, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - January 31, 2025	5,177	$1.48	5,177	$1,869,965
February 1 - February 28, 2025	78,177	$1.84	78,177	$1,726,119
March 1 - March 31, 2025	134,331	$1.49	134,331	$1,525,966
Total	217,685		217,685	$1,525,966

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the three months ended  March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

USIO, INC

Date: May 14, 2025	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)