Form 10-Q
period 2025-06-30
Usio, Inc.
filed 2025-08-06
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the number of outstanding shares of the registrant's common stock was 26,495,782.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,506,411	$8,056,891
Accounts receivable, net	4,891,594	5,053,639
Accounts receivable, tax credit	—	1,494,612
Settlement processing assets	62,891,265	47,104,006
Prepaid card load assets	13,064,060	25,648,688
Customer deposits	1,988,314	1,918,805
Inventory	380,457	403,796
Prepaid expenses and other	1,105,527	585,500
Current assets before merchant reserves	91,827,628	90,265,937
Merchant reserves	4,995,101	4,890,101
Total current assets	96,822,729	95,156,038

Property and equipment, net	3,417,606	3,194,818

Other assets:
Intangibles, net	445,353	881,346
Deferred tax asset, net	4,580,440	4,580,440
Operating lease right-of-use assets	2,727,842	3,037,928
Other assets	357,877	357,877
Total other assets	8,111,512	8,857,591

Total assets	$108,351,847	$107,208,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$632,736	$1,256,819
Accrued expenses	2,564,191	3,366,925
Operating lease liabilities, current portion	630,193	612,680
Equipment loan, current portion	151,689	147,581
Settlement processing obligations	62,891,265	47,104,006
Prepaid card load obligations	13,064,060	25,648,688
Customer deposits	1,988,314	1,918,805
Current liabilities before merchant reserve obligations	81,922,448	80,055,504
Merchant reserve obligations	4,995,101	4,890,101
Total current liabilities	86,917,549	84,945,605

Non-current liabilities:
Equipment loan, net of current portion	495,426	571,862
Operating lease liabilities, net of current portion	2,206,021	2,534,017
Total liabilities	89,618,996	88,051,484

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2025 (unaudited) and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 30,235,512 and 29,902,415 issued, and 26,475,698 and 26,609,651 outstanding at June 30, 2025 (unaudited) and December 31, 2024, respectively	30,235	198,317
Additional paid-in capital	100,183,033	99,676,457
Treasury stock, at cost; 3,759,814 and 3,292,764 shares at June 30, 2025 (unaudited) and December 31, 2024, respectively	(6,478,890)	(5,770,592)
Deferred compensation	(6,367,247)	(6,914,563)
Accumulated deficit	(68,634,280)	(68,032,656)
Total stockholders’ equity	18,732,851	19,156,963

Total liabilities and stockholders’ equity	$108,351,847	$107,208,447

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$19,960,990	$20,079,888	$41,970,040	$41,050,274
Cost of services	14,820,921	15,280,074	32,020,828	31,396,765
Gross profit	5,140,069	4,799,814	9,949,212	9,653,509

Operating expenses:
Stock-based compensation	434,255	460,061	844,317	959,334
SG&A	4,638,185	4,000,845	8,781,080	8,061,070
Depreciation and amortization	464,599	547,849	960,369	1,124,003
Total operating expenses	5,537,039	5,008,755	10,585,766	10,144,407

Operating (loss)	(396,970)	(208,941)	(636,554)	(490,898)

Other income and (expense):
Interest income	110,908	107,270	189,919	222,624
Other income	—	261,413	—	261,413
Interest expense	(11,735)	(14,250)	(23,578)	(27,835)
Other income, net	99,173	354,433	166,341	456,202

Income (loss) before income taxes	(297,797)	145,492	(470,213)	(34,696)

State income tax expense	68,857	70,000	131,411	140,000
Income tax expense	68,857	70,000	131,411	140,000

Net income (loss)	$(366,654)	$75,492	$(601,624)	$(174,696)

Basic income (loss) per common share:	$(0.01)	$0.00	$(0.02)	$(0.01)
Diluted income (loss) per common share:	$(0.01)	$0.00	$(0.02)	$(0.01)
Weighted average common shares outstanding
Basic	26,456,411	26,534,407	26,577,052	26,454,848
Diluted	26,456,411	26,534,407	26,577,052	26,454,848

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss)	$(601,624)	$(174,696)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation & Amortization	960,369	1,124,003
Employee stock-based compensation	844,317	959,334
Changes in current assets and current liabilities:
Accounts receivable	162,045	69,599
Accounts receivable, tax credit	1,494,612	—
Prepaid expenses and other	(520,027)	(375,092)
Operating lease right-of-use assets	310,086	236,367
Other assets	—	15,072
Inventory	23,339	15,795
Accounts payable and accrued expenses	(1,426,817)	(649,684)
Operating lease liabilities	(310,483)	(246,945)
Merchant reserves	105,000	(458,256)
Customer deposits	69,509	(57,725)
Net cash provided by operating activities	1,110,326	457,772

Investing activities:
Purchases of property and equipment	(73,925)	(53,892)
Capitalized labor for internal use software	(673,242)	(401,165)
Net cash (used in) investing activities	(747,167)	(455,057)

Financing activities:
Payments on equipment loan	(72,328)	(36,868)
Proceeds from issuance of common stock	41,496	10,510
Purchases of treasury stock	(708,298)	(149,769)
Assets held for customers	3,202,631	2,701,326
Net cash provided by financing activities	2,463,501	2,525,199

Change in cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves	2,826,660	2,527,914
Cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves, beginning of period	87,618,491	90,810,089

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$90,445,151	$93,338,003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,578	$27,835
Income taxes	438,000	303,000
Non-cash financing activity:
Issuance of deferred stock compensation	—	1,497,300

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,718,247	$7,053,812	$8,056,891	$7,155,687
Settlement processing assets	62,151,877	41,030,860	47,104,006	44,899,603
Prepaid card load assets	14,553,939	28,698,878	25,648,688	31,578,973
Customer deposits	1,907,169	1,808,263	1,918,805	1,865,731
Merchant reserves	4,925,101	5,322,095	4,890,101	5,310,095
Total	$92,256,333	$83,913,908	$87,618,491	$90,810,089

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,506,411	$7,498,256	$7,506,411	$7,498,256
Settlement processing assets	62,891,265	51,122,984	62,891,265	51,122,984
Prepaid card load assets	13,064,060	28,056,918	13,064,060	28,056,918
Customer deposits	1,988,314	1,808,006	1,988,314	1,808,006
Merchant reserves	4,995,101	4,851,839	4,995,101	4,851,839
Total	$90,445,151	$93,338,003	$90,445,151	$93,338,003

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	128,053	128	136,276	—	—	—	136,404
Issuance of common stock under employee stock purchase plan	7,887	8	11,507	—	—	—	11,515
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(351,640)	—	—	(351,640)
Net (loss) for the period	—	—	—	—	—	(234,970)	(234,970)

Balance at March 31, 2025	30,038,355	$30,038	$99,992,655	$(6,122,232)	$(6,640,905)	$(68,267,626)	$18,991,930

Issuance of common stock under equity incentive plan	176,622	177	160,420	—	—	—	160,597
Issuance of common stock under employee stock purchase plan	20,535	20	29,958	—	—	—	29,978
Reversal of deferred compensation amortization that did not vest	—	—	—	—	—	—	—
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(356,658)	—	—	(356,658)
Net (loss) for the period	—	—	—	—	—	(366,654)	(366,654)

Balance at June 30, 2025	30,235,512	$30,235	$100,183,033	$(6,478,890)	$(6,367,247)	$(68,634,280)	$18,732,851

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,225
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock, at costs	—	—	—	(44,823)	—	—	(44,823)
Net (loss) for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

Issuance of common stock under equity incentive plan	994,049	994	1,610,320	—	(1,497,300)	—	114,014
Issuance of common stock under employee stock purchase plan	6,180	6	10,504	—	—	—	10,510
Reversal of deferred compensation amortization that did not vest	(15,000)	(15)	(31,305)	—	31,320	—	—
Deferred compensation amortization	—	—	—	—	346,048	—	346,048
Purchase of treasury stock, at costs	—	—	—	(104,946)	—	—	(104,946)
Net income for the period	—	—	—	—	—	75,492	75,492

Balance at June 30, 2024	29,764,435	$198,179	$99,222,467	$(4,511,919)	$(7,681,660)	$(71,512,849)	$15,714,218

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2024, as filed with the Commission on  March 26, 2025 (the "2024 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "second quarter" mean the three month period ended  June 30, 2025 or 2024, as the case may be and unless otherwise noted.

Change in Accounting Policy: On December 31, 2024, we changed our policy for cash flows presentation purposes to include settlement processing assets as cash and cash equivalents consistent with the accounting treatment for other forms of cash assets held for customers and controlled by the Company. Additionally, we changed the presentation for prepaid card load obligations on the statement of cash flows from an operating activity to a financing activity, and the amount is now characterized within "assets held for customers". Per Accounting Standards Codification 230 and related interpretations, funds held on behalf of others can be reported as either operating activities or financing activities within the statement of cash flows depending on the obligations surrounding the funds being held. Upon further assessment of changes in our operations over time, it was determined that reflecting these activities as assets held for customers within financing activities provides a more predictable measure of operating cash flows. Accordingly, this change in presentation is accounted for retrospectively, with each comparable period being revised to reflect the new change in presentation. As a result of the retrospective change in presentation of prepaid card load obligations to be included as a component of assets held for customers, operating cash flows for the six months ended June 30, 2024 were increased by $3.5 million with a corresponding decrease in assets held for customers reflected as a financing activity. The election to include settlement processing assets as part of cash and cash equivalents increased assets held for customers by $6.2 million. This policy change had no effect on working capital, total assets, total liabilities, total equity or net loss as of, and for the six months ended June 30, 2025.

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

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by our customers. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability. The Company earns interest on these prepaid card load assets and obligations, which is recognized as revenue in the prepaid card services business line.

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

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $324,000 at June 30, 2025 and  December 31, 2024.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At June 30, 2025 and December 31, 2024, inventory consisted primarily of printing and paper supplies used for our wholly-owned subsidiary, Usio Output Solutions, Inc., or Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use until both the preliminary project stage is substantially completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the six months ended June 30, 2025 and 2024, the Company capitalized software costs of $608,233 and $353,316, respectively.

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

Valuation of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured as the excess of the assets’ carrying value over the estimated fair value. No impairment losses were recorded in 2024 or during the six months ended June 30, 2025. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2025 and December 31, 2024, the Company’s reserve for processing losses was $725,591 and $897,116, respectively, which is recorded on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Revenue Recognition: Revenue (other than for Output Solutions) consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement that it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Output Solutions provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to the United States Postal Service, or USPS, for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our Automated Clearing House, or ACH, and complementary services, prepaid card services, and Output Solutions business lines.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

ACH and complementary services	$5,192,224	$3,894,330	$10,236,741	$7,776,064
Credit card	7,045,030	7,261,268	14,923,724	14,822,002
Prepaid card services	2,726,410	3,673,418	5,633,861	7,014,642
Output Solutions	4,642,901	4,686,869	10,375,768	10,224,792
Interest - ACH and complementary services	176,518	190,233	400,647	401,873
Interest - Prepaid card services	134,823	334,624	317,484	737,365
Interest - Output Solutions	43,084	39,146	81,815	73,536
Total revenue	$19,960,990	$20,079,888	$41,970,040	$41,050,274

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended  June 30, 2025 and 2024, operating lease expenses totaled $151,568 and $133,973, respectively. For each of the six months ended  June 30, 2024 and 2023, operating lease expenses totaled $302,256 and $266,105, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2025	December 31, 2024

Accrued commissions	$599,189	$425,486
Reserve for processing losses	725,591	897,116
Other accrued expenses	749,031	881,925
Accrued taxes	159,377	474,561
Accrued salaries	331,003	687,837
Total accrued expenses	$2,564,191	$3,366,925

Note 4. Loans

Equipment Loans

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  June 30, 2025 and 2024 were $0. Principle payments for the six months ended June 30, 2025 and 2024 were $0 and $14,312, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with interest only payments required for the first six months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for the three months ended  June 30, 2025 and $36,687 for the three months ended  June 30, 2024. Total interest and principal payments on this folder and inserter equipment loan were $95,906 for the six months ended June 30, 2025 and $50,168 for the six months ended June 30, 2024.

As of June 30, 2025, the Company maintained an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit. See "Note 11. Commitments and Contingencies" for further information.

Line of Credit

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on  May 29, 2024, and matures on  June 5, 2026. As of  June 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

Letter of Credit

The Company has an irrevocable letter of credit in the amount of $474,229, issued on  June 3, 2024, with a maturity date of  June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s lawsuit appeal and provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

Future principal payments on current debt arrangements are as follows at June 30, 2025:

Year ending December 31,

Amount Due
2025 (remainder of the year)	$74,525
2026	158,043
2027	169,048
2028	180,818
2029	64,681
Total payments	$647,115

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC d/b/a/ KDHM, LLC ("IMS" or "KDHM") which were issued in connection with our acquisition of substantially all of the assets of IMS in December 2020. IMS's warrants became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vests. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants at the time of issuance amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,615 and $55,228 in each of the three and six months ended  June 30, 2025 and 2024, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Numerator for basic and diluted income (loss) per share, net (loss) available to common shareholders	$(366,654)	$75,492	$(601,624)	$(174,696)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	26,456,411	26,534,407	26,577,052	26,454,848
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	26,456,411	26,534,407	26,577,052	26,454,848
Basic income (loss) per common share	$(0.01)	$0.00	$(0.02)	$(0.01)
Diluted income (loss) per common share and common share equivalent	$(0.01)	$0.00	$(0.02)	$(0.01)

The warrants to purchase shares of common stock that were outstanding at June 30, 2025 and 2024 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

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

At  June 30, 2025 and  December 31, 2024, the Company had a deferred tax asset of approximately $4.6 million net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that it was more likely than not that the Company will have taxable income in the future sufficient to utilize the deferred tax asset. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of June 30, 2025, the Company had no accrued interest or penalties related to uncertain tax provisions.

At  June 30, 2025, the Company had available net operating loss carryforwards of approximately $21.8 million. Net operating loss carryforwards ("NOLs") generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. Net operating loss carryforwards generated after 2017 do not expire. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

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

As of  June 30, 2025, there were NOLs totaling approximately $13.0 million that have been generated since 2017 that do not expire, and can be carried forward to future year to offset taxable income. The schedule below outlines when the Company's net operating losses for 2018 and later years were generated.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
Total	$13,022,971
Total loss carryforwards	$21,820,843

Management is not aware of any tax positions that would have a significant impact on the Company's financial position or results of operations.

Note 8. Related Party Transactions

During the six months ended June 30, 2025 and 2024, the Company purchased a total of $4,756 and $4,402, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear. The Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear LLC.

Note 9. Stock Based Compensation

In the six months ended June 30, 2025, we withheld 76,397 shares of our common stock for $136,036 in private transactions based on an average purchase price of $1.78 per share from officers, directors and employees to cover their share of taxes in connection with equity grants. In the six months ended June 30, 2024 we withheld 219,536 shares of our common stock for $319,244 in private transactions based on an average purchase price of $1.45 per share from officers, directors and employees to cover their share of taxes in connection with equity grants.

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

Note 10. Segment Reporting

Usio's reportable operating segments are "Output Solutions" and "Merchant Services" and these segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

Output Solutions

This segment offers electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through the acquisition of substantially all of the assets of IMS. Output Solutions, provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

Merchant Services

This segment offers integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and electronic funds transfer via the ACH network. Additionally, as part of our Prepaid card-based processing services, we develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general and government disbursement and corporate expense cards.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the three months ended  June 30, 2025 and 2024:

For the Three Months Ended June 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$4,685,985	$15,275,005	$19,960,990
Cost of services	3,846,854	10,974,067	14,820,921
Gross profit	$839,131	$4,300,938	$5,140,069

Depreciation and amortization	$235,547	$229,052	$464,599
Capital expenditures	$61,859	$1,731	$63,590
Identifiable assets[1]	$3,816,153	$8,046,699	$11,862,852

For the Three Months Ended June 30, 2024	Output Solutions	Merchant Services	Total

Revenues	$4,726,015	$15,353,873	$20,079,888
Cost of services	3,790,529	11,489,545	15,280,074
Gross profit	$935,486	$3,864,328	$4,799,814

Depreciation and amortization	$342,050	$205,799	$547,849
Capital expenditures	$—	$3,464	$3,464
Identifiable assets[1]	$4,408,855	$8,505,229	$12,914,084

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the six months ended June 30, 2025 and 2024:

For the Six Months Ended June 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$10,457,583	$31,512,457	$41,970,040
Cost of services	8,372,664	23,648,164	32,020,828
Gross profit	$2,084,919	$7,864,293	$9,949,212

Depreciation and amortization	$478,175	$482,194	$960,369
Capital expenditures	$61,859	$12,066	$73,925
Identifiable assets[1]	$3,816,153	$8,046,699	$11,862,852

For the Six Months Ended June 30, 2024	Output Solutions	Merchant Services	Total

Revenues	$10,298,328	$30,751,946	$41,050,274
Cost of services	8,355,378	23,041,387	31,396,765
Gross profit	$1,942,950	$7,710,559	$9,653,509

Depreciation and amortization	$683,051	$440,952	$1,124,003
Capital expenditures	$29,350	$24,542	$53,892
Identifiable assets[1]	$4,408,855	$8,505,229	$12,914,084

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; and intangibles.

The following table reconciles segment profit reported above to the loss from operations reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Segment Profit	$5,140,069	$4,799,814
Stock-based compensation	(434,255)	(460,061)
SG&A	(4,638,185)	(4,000,845)
Depreciation and amortization	(464,599)	(547,849)
Operating (loss)	$(396,970)	$(208,941)

	Six Months Ended June 30,
	2025	2024
Segment Profit	$9,949,212	$9,653,509
Stock-based compensation	(844,317)	(959,334)
SG&A	(8,781,080)	(8,061,070)
Depreciation and amortization	(960,369)	(1,124,003)
Operating (loss)	$(636,554)	$(490,898)

Note 11. Commitments and Contingencies

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. On March 14, 2025 the motion was denied.

On July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee, with proceedings to continue at a date yet to be determined.

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

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of June 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Since 1998, Usio has entered a number of market verticals within the payments industry in order to satisfy the growing payment needs of consumers and merchants across the United States. Beginning with our Electronic Bill Presentment and Payment, or EBPP, product that launched the Company, we entered into the electronic funds transfer space through the ACH network, developing ancillary and complementary products such as PINless debit in 2016, and Remotely Created Checks, or RCC, account validation, and account inquiry in 2019. These supplementary product options offer customers access to faster and more convenient payment options and tools to improve operating efficiencies. Further, our credit card payment offering was expanded in 2017 with the development of Payment Facilitation, or PayFac, that utilizes our unique technology that allows for instant enrollment of merchants and combined our suite of payment options into an integrated platform for merchants and customers to utilize. In the first half of 2025, we began, and completed, development of a new EBPP. This offering allows merchants to create and distribute bills to their customers that can be viewed, and paid, online through our platform and payment processing services.

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with Output Solutions' printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product, which was developed and debuted in 2022, provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods, including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. This offering provides us with a superior opportunity to increase our cross-selling efforts through all of our payment methods.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH payments. We also continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing is further expanded, allowing us to seamlessly grow as the market demands.

The Company recently adopted its "One Usio" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services.

Payment Acceptance. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and electronic funds transfer via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants or businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail via a physical check. E-checks are processed using the ACH network. We are one of nine companies that hold the prestigious NACHA certification for Third-Party Senders and were the second company to receive the certification and are the most tenured to hold the certification.

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

Prepaid and Incentive Card Services. Through our December 2014 acquisition of the assets of Akimbo Financial, Inc., we added a highly talented technical staff of industry subject matter experts and an innovative cardholder service platform including cardholder web and mobile applications and launched what is now our UsioCard business. As a result of this acquisition, through our subsidiary, FiCentive, Inc., or FiCentive, we offer customizable prepaid cards which customers use for expense management, incentives, refunds, claims and disbursements, as well as unique forms of compensation such as per diem payments, government disbursements, and similar payments. This comprehensive money disbursement platform allows businesses to pay their contractors, employees, or other recipients by choosing among a prepaid debit Mastercard, real-time deposit to a checking account, traditional ACH, direct deposit or paper check. These cardholder web and mobile applications have been fully integrated into FiCentive’s prepaid card core processor, and now support all program types and brands offered by FiCentive and its clients.

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

Electronic Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions through the acquisition of substantially all of the assets of IMS. This product offering, through Output Solutions, provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. The success of this new business line depends on our ability to realize the anticipated growth opportunities; we cannot provide any assurance that we will be able to realize these opportunities.

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) grow revenues, (b) manage our selling, general, and administrative expenses, (c) add quality customers to our client base, (d) meet evolving customer requirements, (e) adapt to technological changes in an emerging market, and (f) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, and growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business allowing expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings and remaining relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In the second quarter of 2025, our revenues decreased 1% to $20.0 million, as compared to $20.1 million for the quarter ended June 30, 2024, due primarily to declines in all but our ACH and complimentary services line of business. Declines in our credit card line of business were due primarily to the loss of a meaningful customer in our Payfac business during the second quarter, compounded by attrition in our legacy portfolios. However, net new customers from our pipeline have already been implemented and onboarded, which we believe will help offset and overcome this loss in future periods. The decrease in our prepaid card services revenues were due to declines from one our key prepaid card programs, as their business was impacted by the loss of key customers that made significant contributions to Usio revenues in 2024. Declines in Output Solutions were due to the absence of some one-time revenues that occurred in the second quarter of 2024. Additional declines in revenues came from lower interest revenues, as interest rates and interest bearing deposits declined versus the prior year period. These revenue declines were partially offset, however, by strong growth in our ACH and complementary services line of business, due to organic growth from existing customers, and net new client implementations and onboarding.

In the six months ended June 30, 2025, our revenues increased 2% to $42.0 million, as compared to $41.1 million for the six months ended June 30, 2024, due primarily to growth in our ACH and complimentary services line of business. This growth, however, was partially offset by the aforementioned declines in revenue that occurred during the second quarter of 2025.

Managing Selling, General and Administrative Expenses. By appropriately managing our expenses (which are discussed under "- Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing SG&A expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. SG&A expenses were up in the quarter, at $4.6 million as compared to $4.0 million in the prior year quarter. The increase in SG&A expense was primarily due to some one-time expenses incurred during the quarter, related to insurance renewals, marketing and travel expenditures, professional fees, and other various one-time expense accruals. We believe all of the aforementioned expenses, and SG&A in general, will decline sequentially, combined with improved expense management, alongside workforce efficiencies due to new equipment in our Output Solutions line of business. Considering these cost saving initiatives we anticipate year over year SG&A to remain relatively flat. For more information, see "-Results of Operations - Selling, General and Administrative Expenses" below.

Adding Quality Customers and Meeting Their Evolving Requirements. The addition of new, quality customers, represents one of our largest opportunities to grow revenues and stay relevant in the payments ecosystem. We believe a large and quality client base allows us to stay in touch with the broader needs of the changing payment landscape, while providing a reliable book of business to help fund current and future operations. Our focus on addressing customer needs has allowed us to maintain a consistent presence and build a strong reputation in niche markets such as the lending, legal, government, and healthcare fields amongst others.

Adapt to Technological Changes. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe that regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. We believe that this allows us to implement new feature functionality to existing products and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, RTP, prepaid card issuance, and credit card processing, especially in the digital marketplace, to match the need for diversified payment options in an increasingly ecommerce driven world.

Assimilating Current and Future Acquisitions. Acquisitions have been a key element in our growth focused strategy, both to add net new customers, and enhance our suite of payment technologies. This is evident through our acquisitions of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The assimilation of those acquisitions was critical in both the retention of purchased assets, and their growth, through cross-selling and implementation into our broader infrastructure that allows for increased diversity of offerings and support. We cannot assure you that we will be able to complete any acquisitions in the future.

In addition to the factors discussed above, we believe that processing volume and transaction counts are vital measures that indicate our addition and implementation of net new customers, and growth from existing customers, which we believe correlate to both current and future revenues. The change in credit card processing volume, ACH transaction counts, and prepaid card purchase volume are the most direct metrics that drive revenues in their respective business lines, while prepaid card load volumes specifically, are an indicator of future revenue change within the prepaid card business line. While there are many components to the revenues of our business units that could impact revenue growth or decline, these processing metrics offer an indication to the current health of our overall company and success in our strategies to grow the business.

During the second quarter of 2025, the number of credit card transactions processed by us increased by 69% versus the second quarter of 2024. The volume of credit card dollars processed during the second quarter of 2025 increased by 9% compared to the same period in 2024. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal. The significant increases in transaction and processing volume growth were offset by the more competitive landscape in credit card processing, resulting in lower than expected revenue growth as the pricing rates for credit card processing were driven down by market competition. This was compounded by continued attrition in the legacy customer base, who were typically onboarded at higher prices, reducing the impact of the transaction count and processing volume growth we experienced.

ACH (eCheck) transaction counts during the second quarter of 2025 increased by 33% compared to the second quarter of 2024. Returned check transactions processed during the second quarter of 2025 increased by 32% compared to the second quarter of 2024. Electronic check dollars processed during the second quarter of 2025 increased by 19% compared to the second quarter of 2024. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing, alongside organic growth from existing customers.

Prepaid card load volumes during the second quarter of 2025 decreased by 51% compared to the second quarter of 2024. Prepaid card transaction counts processed during the second quarter of 2025 decreased by 37% compared to the second quarter of 2024. Prepaid card purchase volume during the second quarter of 2025 decreased by 23% compared to the second quarter of 2024. These declines were primarily due to processing reductions from one of our key clients, who lost their own downstream customers during the quarter. This client contributed significant card load, purchase volume, and purchase transactions during the prior year period. We continue to invest time and resources in the development of additional net new customers and clients that are at various stages of the implementation process.

Output Solutions total mail pieces processed and delivered were up 3% for the second quarter of 2025 compared to the second quarter of 2024, exceeding 5.4 million, and electronic only documents delivered exceeded 20 million for the second quarter of 2025. This strong processing activity is not reflected in revenues as the ongoing transition to a more electronic only document delivery model has the effect of reducing the price per unit processed compared to print and mail while at the same time improving profitability.

Total dollar volumes processed across all business lines in the second quarter of 2025 were $1.94 billion compared to $1.68 billion processed in the second quarter of 2024, up 15% over the prior year quarter, attributable to processing volume growth in our credit card, and ACH and complementary services business lines, countering the decline of prepaid card processing volume.

For more information, see "Results of Operations - Revenues."

Material Trends and Uncertainties

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three-year duration. As of December 31, 2024, the Company had repurchased approximately $1.4 million of stock as part of the buyback program for which the Company may be required to pay approximately $14,000 in excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2025 and future years. During the six months ended June 30, 2025, the Company repurchased $708,298 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buybacks.

As the Federal Reserve worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $1.0 million in interest earnings in the six months ended June 30, 2025. Of this interest, $0.8 million was recognized as revenue in the respective business lines for which the cash balances are held, and $189,919 as interest income. In September 2024, the Federal Reserve lowered the federal funds rate by 0.50%, followed by a further 0.25% decline in each of November and December 2024, which has resulted in lower interest earnings on our interest-bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

During the first six months of 2025, global economic activity continued to be impacted by inflation and ongoing geopolitical concerns including the Russia – Ukraine and Hamas – Israel conflicts. Additionally, the uncertainty resulting from changes in international trade policies (including the potential for new or increased tariffs) created market volatility. While the economy in the U.S. remained resilient, concerns about the prospect of a recession in the future increased. In addition, markets have been focused on the timing and amount of policy interest rate cuts by central banks globally. Uncertainty and concerns about geopolitical risks, global central bank policies, inflation and trade policies, including tariffs, escalated over the course of the first six months of the year.

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

For a summary of Critical Accounting Policies and Estimates, please refer to the Notes to Interim Condensed Consolidated Financial Statements, Note 1, Basis of Presentation.

Reserve for Processing Losses

If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2025 and December 31, 2024, the Company’s reserve for processing losses was $725,591 and $897,116, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Accounts Receivable/Allowance for Estimated Credit Losses

Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses, which was $324,000 at June 30, 2025 and December 31, 2024.

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

We reported Adjusted EBITDA of $0.5 million for the quarter ended June 30, 2025, as compared to Adjusted EBITDA of $0.8 million for the same period in the prior year. The decrease in Adjusted EBITDA in the 2025 quarter was attributable to increased SG&A expenses in the period. Adjusted EBITDA margins were 2.5% in the quarter ended June 30, 2025, as compared to Adjusted EBITDA margins of 4.0% for the same period in the prior year. The decrease in Adjusted EBITDA margins was due primarily to higher SG&A expenses versus the prior year period, alongside lower interest revenues in the period, a high margin revenue source.

We reported Adjusted EBITDA of $1.2 million for the six months ended June 30, 2025, as compared to Adjusted EBITDA of $1.6 million for the same period in the prior year. The decrease in Adjusted EBITDA in the 2025 period was attributable to increased SG&A expenses in the period. Adjusted EBITDA margins were 2.8% in the six months ended June 30, 2025, as compared to Adjusted EBITDA margins of 3.9% for the same period in the prior year. The decrease in Adjusted EBITDA margins was due primarily to higher SG&A expenses versus the prior year period, alongside lower interest revenues in the period, a high margin revenue source.

The following tables set forth reconciliations of Operating (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Reconciliation from Operating (loss) to Adjusted EBITDA:
Operating (loss)	$(396,970)	$(208,941)	$(636,554)	$(490,898)
Depreciation and amortization	464,599	547,849	960,369	1,124,003
EBITDA	67,629	338,908	323,815	633,105
Non-cash stock-based compensation expense, net	434,255	460,061	844,317	959,334
Adjusted EBITDA	$501,884	$798,969	$1,168,132	$1,592,439

Calculation of Adjusted EBITDA margins:
Revenues	$19,960,990	$20,079,888	$41,970,040	$41,050,274
Adjusted EBITDA	$501,884	$798,969	$1,168,132	$1,592,439
Adjusted EBITDA margins	2.5%	4.0%	2.8%	3.9%

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

Results of Operations

Revenues

Our revenue is principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network and program management and processing of prepaid debit cards. In addition, through Output Solutions, we provide electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenue from interest and fees earned on certain assets underlying the associated customer balances. Customer balances on which the Company earns interest revenue include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

ACH and complementary services	$5,192,224	$3,894,330	$1,297,894	33%
Credit card	7,045,030	7,261,268	(216,238)	(3)%
Prepaid card services	2,726,410	3,673,418	(947,008)	(26)%
Output Solutions	4,642,901	4,686,869	(43,968)	(1)%
Interest - ACH and complementary services	176,518	190,233	(13,715)	(7)%
Interest - Prepaid card services	134,823	334,624	(199,801)	(60)%
Interest - Output Solutions	43,084	39,146	3,938	10%
Total Revenue	$19,960,990	$20,079,888	$(118,898)	(1)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

ACH and complementary services	$10,236,741	$7,776,064	$2,460,677	32%
Credit card	14,923,724	14,822,002	101,722	1%
Prepaid card services	5,633,861	7,014,642	(1,380,781)	(20)%
Output Solutions	10,375,768	10,224,792	150,976	1%
Interest - ACH and complementary services	400,647	401,873	(1,226)	(0)%
Interest - Prepaid card services	317,484	737,365	(419,881)	(57)%
Interest - Output Solutions	81,815	73,536	8,279	11%
Total Revenue	$41,970,040	$41,050,274	$919,766	2%

Consolidated revenue for the quarter ended June 30, 2025 decreased by 1% to $20.0 million, as compared to $20.1 million for the quarter ended June 30, 2024, due primarily to the 26% decline in our prepaid card services business line. This decrease in prepaid revenues was attributable to one of our key clients losing a portion of their downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. Further declines were attributable to the 3% decrease in our credit card business unit, which incurred the loss of a key customer during the second quarter of 2025, compounded by attrition in our legacy credit card portfolios. However, we believe the implementation and onboarding of net new clients during the second quarter of 2025, including a new enterprise customer that we believe has the potential to consistently generate $100 million in annual processing volume, will offset and overcome this loss in future periods. Output Solutions revenue was also down 1% for the quarter ended June 30, 2025 compared to the same period of 2024, due primarily to the presence of some non-recurring revenues during the prior year period. Further declines in revenues were attributable to lower interest revenue, associated with lower interest rates and interest bearing deposits versus the prior year period. All of this decline, however, was almost entirely offset by the 33% growth in our ACH and complimentary services business line. ACH and complementary services revenue growth was primarily attributable to an increase in ACH check dollar volume of 19%, an increase in transactions of 33%, and an increase in returned check transactions of 32%, in each case, for the quarter ended June 30, 2025 compared to the same period of 2024. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing during the second quarter of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. For more information, see "- Summary of Results."

Consolidated revenue for the six months ended June 30, 2025 increased by 2% to $42.0 million, as compared to $41.1 million for the six months ended June 30, 2024, due primarily to the 32% growth in our ACH and complimentary services business line. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing during the first six months of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. Output Solutions revenue was also up 1% for the six months ended June 30, 2025 compared to the same period of 2024 as the business unit continues to attract new customers due to its enhanced capacity and efficiency related to the purchase and integration of new equipment in 2024. Further growth was attributable to the 1% revenue increase in our credit card business unit for the six months ended June 30, 2025 compared to the same period of 2024, despite the loss of a key customer during the second quarter of 2025, and attrition in our legacy credit card portfolios. We believe the implementation and onboarding of net new clients during the second quarter of 2025 will offset and overcome this loss in future periods. Revenue growth was offset by a 20% decline in our prepaid card services business line for the six months ended June 30, 2025 compared to the same period of 2024. This decrease in prepaid revenues was attributable to one of our key clients losing a portion of their downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. Further declines in revenues were attributable to lower interest revenue, associated with lower interest rates and interest bearing deposits versus the prior year period.  For more information, see "- Summary of Results."

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

Cost of services decreased by $0.5 million, or 3%, to $14.8 million for the quarter ended June 30, 2025, as compared to $15.3 million for the same period in the prior year, due to lower total revenues, with increased revenue contribution from higher margin business lines such as ACH and complementary services, and declines in our other, lower margin business units, driving similar decreases in our processing, banking and transactional expenses.

Cost of services increased by $0.6 million, or 2%, to $32.0 million for the six months ended June 30, 2025, as compared to $31.4 million for the same period in the prior year, due to increased total revenues driving similar increases in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 7% to $5.1 million for the quarter ended June 30, 2025, as compared to $4.8 million for the same period in the prior year. Gross profit percentage of revenue was 25.8% for the quarter ended June 30, 2025, up from 23.9% in the prior year period, an increase of approximately 1.85%, or 185 basis points. The increase in gross profit in the quarter ended June 30, 2025, as compared to the same period during the prior year, was primarily attributable to higher gross profit percentage of revenue. The increase in gross profit percentage of revenue was primarily due to the ACH and complementary services segment revenue growth, our highest margin business unit, while lower margin revenues from other business lines declined.

Gross profit increased by 3% to $9.9 million for the six months ended June 30, 2025, as compared to $9.7 million for the same period in the prior year. Gross profit percentage of revenue was 23.7% for the six months ended June 30, 2025, up from 23.5% in the prior year period, an increase of approximately .19%, or 19 basis points. The increase in gross profit in the six months ended June 30, 2025, as compared to the same period during the prior year, was primarily attributable to higher total revenue with a nominal increase in gross profit percentage of revenue, both of which were related in growth in our ACH and complementary services line of business.

Stock-based Compensation

Stock-based compensation expenses were $0.4 million for the quarter ended June 30, 2025 as compared to $0.5 million for the quarter ended June 30, 2024, due to completed amortization of previously issued stock based awards.

Stock-based compensation expenses were $0.8 million for the six months ended June 30, 2025 as compared to $1.0 million for the six months ended June 30, 2024, due to completed amortization of previously issued stock based awards.

Selling, General and Administrative Expenses

SG&A expenses were $4.6 million for the quarter ended June 30, 2025 as compared to $4.0 million in the prior year quarter. The increase in SG&A for the quarter ended June 30, 2025 was driven by several one-time expenditures, such as insurance renewals, marketing and travel related expenses, professional fees, and other one-time expense accruals. We anticipate SG&A expenses to decline sequentially, and remain essentially flat relative to prior year periods.

SG&A expenses were $8.8 million for the six months ended June 30, 2025 as compared to $8.1 million in the prior year period. The increase in SG&A for the six months ended June 30, 2025 was driven by several one-time expenditures during the second quarter of 2025, such as insurance renewals, marketing and travel related expenses, professional fees, and other one-time expense accruals. We anticipate SG&A expenses to decline sequentially, and remain essentially flat relative to prior year periods.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisitions, or developed as internal use software.

Depreciation and amortization expense totaled $0.5 million for each of the quarters ended June 30, 2025 and 2024. The slight decrease in depreciation and amortization expense for the quarter ended June 30, 2025 compared to the prior year quarter was due to the completed amortization of intangible assets, specifically related to capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $1.0 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, specifically related to capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Other Income

Other income, net was $0.1 million for the quarter ended June 30, 2025 compared to $0.4 million for the quarter ended June 30, 2024. This decrease in the 2025 quarter compared to the corresponding 2024 quarter was driven primarily by the receipt of an employee retention tax credit issued under the CARES Act in the prior year period.

Other income, net was $0.2 million for the six months ended June 30, 2025 compared to $0.5 million for the six months ended June 30, 2024. This decrease in the 2025 period compared to the corresponding 2024 period was driven primarily by the receipt of an employee retention tax credit issued under the CARES Act in the prior year period.

Income Taxes

State income tax expense in the three months ended June 30, 2025 and 2024 was $68,857 and $70,000, respectively.

State income tax expense in the six months ended June 30, 2025 and 2024 was $131,411 and $140,000, respectively.

Net Income (Loss)

We reported a net loss of $0.4 million for the quarter ended June 30, 2025, as compared to net income of $0.1 million for the same period in the prior year. The decrease from net income to a net loss was driven primarily by increases in SG&A, alongside the receipt of an employee retention tax credit issued under the CARES Act in the prior year period.

We reported a net loss of $0.6 million for the six months ended June 30, 2025, as compared to a net loss of $0.2 million for the same period in the prior year. The increase in net loss was driven primarily by increases in SG&A, alongside the receipt of an employee retention tax credit issued under the CARES Act in the prior year period.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of June 30, 2025, we had cash and cash equivalents of $7.5 million. For the six months ended June 30, 2025, cash provided by operations was $1.1 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of intangible assets, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of $0.6 million for the six months ended June 30, 2025 compared to a net loss of $0.2 million for the six months ended June 30, 2024. We had an accumulated deficit of $68.6 million and $68.0 million at June 30, 2025 and December 31, 2024, respectively. Additionally, we had working capital of $9.9 million and $10.2 million at June 30, 2025 and December 31, 2024, respectively.

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

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of June 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

The Company has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s lawsuit appeal and provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2025 was $1.1 million, as compared to net cash provided by operating activities of $0.5 million for the six months ended June 30, 2024. The increase in cash provided by operating activities was due primarily to the collection of a tax credit and reducing accounts receivable versus the same period last year. We continue to invest resources in the infrastructure of our business such as the retention, and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2025 as compared to cash used in investing activities of $0.5 million for the six months ended June 30, 2024. The primary driver of our investing activities was capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and capitalization of internal use software relative to the same period a year ago.

Net cash provided by financing activities for the six months ended June 30, 2025 was $2.5 million and net cash used in financing activities for the six months ended June 30, 2024 was $2.5 million. The increase in cash provided by financing activities was primarily attributable to the increase in assets held for customers, which include settlement processing and prepaid card load assets relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2025 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint; this motion was heard August 5, 2024. On March 14, 2025 the motion was denied.

On July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee, with proceedings to continue at a date yet to be determined.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision. As part of the July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 4 of the notes to our condensed consolidated financial statements in this report for more information.

On April 2, 2025, the Fourth Court of Appeals reversed the trial court’s judgment and rendered judgement that KDHM should take nothing against Usio on its “money had and received claim.” With respect to the remaining claims, the court remanded back to the lower court. On April 11, 2025, KDHM filed a Motion for Reconsideration with the appellate court, which was denied on May 5, 2025.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of June 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended June 30, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized renewals of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2028, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2025, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2025	142,280	$1.43	142,280	$4,307,235
May 1 - May 31, 2025	67,622	$1.48	67,622	4,207,300
June 1 - June 30, 2025	39,463	$1.44	39,463	4,150,466
Total	249,365		249,365	$4,150,466

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the six months ended  June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

USIO, INC

Date: August 6, 2025	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)