Form 10-Q
period 2025-09-30
Usio, Inc.
filed 2025-11-12
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, the number of outstanding shares of the registrant's common stock was 27,307,839.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,746,456	$8,056,891
Accounts receivable, net	5,211,771	5,053,639
Accounts receivable, tax credit	—	1,494,612
Settlement processing assets	57,431,550	47,104,006
Prepaid card load assets	9,387,387	25,648,688
Customer deposits	1,939,656	1,918,805
Inventory	337,693	403,796
Prepaid expenses and other	1,139,848	585,500
Current assets before merchant reserves	83,194,361	90,265,937
Merchant reserves	4,876,537	4,890,101
Total current assets	88,070,898	95,156,038

Property and equipment, net	3,594,558	3,194,818

Other assets:
Intangibles, net	227,356	881,346
Deferred tax asset, net	4,580,440	4,580,440
Operating lease right-of-use assets	2,569,971	3,037,928
Other assets	357,877	357,877
Total other assets	7,735,644	8,857,591

Total assets	$99,401,100	$107,208,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$840,101	$1,256,819
Accrued expenses	2,717,798	3,366,925
Operating lease liabilities, current portion	639,585	612,680
Equipment loan, current portion	241,986	147,581
Settlement processing obligations	57,431,550	47,104,006
Prepaid card load obligations	9,387,387	25,648,688
Customer deposits	1,939,656	1,918,805
Current liabilities before merchant reserve obligations	73,198,063	80,055,504
Merchant reserve obligations	4,876,537	4,890,101
Total current liabilities	78,074,600	84,945,605

Non-current liabilities:
Equipment loan, net of current portion	594,716	571,862
Operating lease liabilities, net of current portion	2,043,230	2,534,017
Total liabilities	80,712,546	88,051,484

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2025 (unaudited) and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 31,191,733 and 29,902,415 issued, and 27,395,639 and 26,609,651 outstanding at September 30, 2025 (unaudited) and December 31, 2024, respectively	31,192	198,317
Additional paid-in capital	101,650,557	99,676,457
Treasury stock, at cost; 3,796,094 and 3,292,764 shares at September 30, 2025 (unaudited) and December 31, 2024, respectively	(6,536,479)	(5,770,592)
Deferred compensation	(7,407,350)	(6,914,563)
Accumulated deficit	(69,049,366)	(68,032,656)
Total stockholders’ equity	18,688,554	19,156,963

Total liabilities and stockholders’ equity	$99,401,100	$107,208,447

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$21,180,333	$21,321,478	$63,150,373	$62,371,752
Cost of services	16,310,314	16,425,321	48,331,142	47,822,086
Gross profit	4,870,019	4,896,157	14,819,231	14,549,666

Selling, general and administrative expenses:
Stock-based compensation	399,582	569,772	1,243,899	1,529,105
SG&A	4,501,762	4,119,317	13,282,842	12,180,387
Depreciation and amortization	432,846	583,718	1,393,215	1,707,721
Total selling, general and administrative	5,334,190	5,272,807	15,919,956	15,417,213

Operating loss	(464,171)	(376,650)	(1,100,725)	(867,547)

Other income and (expense):
Interest income	124,449	125,564	314,368	348,188
Other income	5,000	—	5,000	261,413
Interest expense	(11,328)	(13,700)	(34,906)	(41,535)
Other income, net	118,121	111,864	284,462	568,066

Loss before income taxes	(346,050)	(264,786)	(816,263)	(299,481)

Federal income tax benefit	—	(3,186,053)	—	(3,186,053)
State income tax expense	69,036	70,000	200,447	210,000
Income tax expense	69,036	(3,116,053)	200,447	(2,976,053)

Net income (loss)	$(415,086)	$2,851,267	$(1,016,710)	$2,676,572

Basic income (loss) per common share:	$(0.02)	$0.10	$(0.04)	$0.10
Diluted income (loss) per common share:	$(0.02)	$0.10	$(0.04)	$0.10
Weighted average common shares outstanding
Basic	26,892,925	27,322,497	26,719,488	26,747,277
Diluted	26,892,925	27,322,497	26,719,488	26,747,277

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(1,016,710)	$2,676,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	1,393,215	1,707,721
Deferred federal income tax	—	(3,186,053)
Employee stock-based compensation	1,243,899	1,529,105
Changes in current assets and current liabilities:
Accounts receivable	(158,132)	1,307,116
Accounts receivable, tax credit	1,494,612	—
Prepaid expenses and other	(554,348)	(331,239)
Operating lease right-of-use assets	467,957	371,490
Other assets	—	15,072
Inventory	66,103	22,806
Accounts payable and accrued expenses	(1,065,845)	(1,373,432)
Operating lease liabilities	(463,882)	(389,667)
Merchant reserves	(13,564)	(417,494)
Customer deposits	20,851	(40,911)
Net cash provided by operating activities	1,414,156	1,891,086

Investing activities:
Purchases of property and equipment	(292,590)	(122,389)
Capitalized labor for internal use software	(846,375)	(575,882)
Net cash used in investing activities	(1,138,965)	(698,271)

Financing activities:
Payments on equipment loan	(108,953)	(71,121)
Proceeds from equipment loan	226,212	—
Proceeds from issuance of common stock	70,289	50,297
Purchases of treasury stock	(765,887)	(393,766)
Assets held for customers	(5,933,757)	5,136,555
Net cash provided by (used in) financing activities	(6,512,096)	4,721,965

Change in cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves	(6,236,905)	5,914,780
Cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves, beginning of period	87,618,491	90,810,089

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$81,381,586	$96,724,869

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,906	$41,535
Income taxes	438,000	303,000
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease liabilities	—	963,487
Issuance of deferred stock compensation	1,324,800	1,497,300

The reconciliation of cash and cash equivalents to cash, cash equivalents, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Nine Months Ended September 30,
	2025	2024

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,056,891	$7,155,687
Settlement processing assets	47,104,006	44,899,603
Prepaid card load assets	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Merchant reserves	4,890,101	5,310,095
Total	$87,618,491	$90,810,089

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,746,456	$8,392,317
Settlement processing assets	57,431,550	59,549,564
Prepaid card load assets	9,387,387	22,065,567
Customer deposits	1,939,656	1,824,820
Merchant reserves	4,876,537	4,892,601
Total	$81,381,586	$96,724,869

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	128,053	128	136,276	—	—	—	136,404
Issuance of common stock under employee stock purchase plan	7,887	8	11,507	—	—	—	11,515
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(351,640)	—	—	(351,640)
Net loss for the period	—	—	—	—	—	(234,970)	(234,970)

Balance at March 31, 2025	30,038,355	$30,038	$99,992,655	$(6,122,232)	$(6,640,905)	$(68,267,626)	$18,991,930

Issuance of common stock under equity incentive plan	176,622	177	160,420	—	—	—	160,597
Issuance of common stock under employee stock purchase plan	20,535	20	29,958	—	—	—	29,978
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(356,658)	—	—	(356,658)
Net loss for the period	—	—	—	—	—	(366,654)	(366,654)

Balance at June 30, 2025	30,235,512	$30,235	$100,183,033	$(6,478,890)	$(6,367,247)	$(68,634,280)	$18,732,851

Issuance of common stock under equity incentive plan	937,400	938	1,438,747	—	(1,324,800)	—	114,885
Issuance of common stock under employee stock purchase plan	18,821	19	28,777	—	—	—	28,796
Deferred compensation amortization	—	—	—	—	284,697	—	284,697
Purchase of treasury stock, at costs	—	—	—	(57,589)	—	—	(57,589)
Net loss for the period	—	—	—	—	—	(415,086)	(415,086)

Balance at September 30, 2025	31,191,733	$31,192	$101,650,557	$(6,536,479)	$(7,407,350)	$(69,049,366)	$18,688,554

Balance at December 31, 2023	28,671,606	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	107,600	107	153,118	—	—	—	153,225
Deferred compensation amortization	—	—	—	—	346,047	—	346,047
Purchase of treasury stock, at costs	—	—	—	(44,823)	—	—	(44,823)
Net loss for the period	—	—	—	—	—	(250,188)	(250,188)

Balance at March 31, 2024	28,779,206	$197,194	$97,632,948	$(4,406,973)	$(6,561,728)	$(71,588,341)	$15,273,100

Issuance of common stock under equity incentive plan	994,049	994	1,610,320	—	(1,497,300)	—	114,014
Issuance of common stock under employee stock purchase plan	6,180	6	10,504	—	—	—	10,510
Reversal of deferred compensation amortization that did not vest	(15,000)	(15)	(31,305)	—	31,320	—	—
Deferred compensation amortization	—	—	—	—	346,048	—	346,048
Purchase of treasury stock, at costs	—	—	—	(104,946)	—	—	(104,946)
Net income for the period	—	—	—	—	—	75,492	75,492

Balance at June 30, 2024	29,764,435	$198,179	$99,222,467	$(4,511,919)	$(7,681,660)	$(71,512,849)	$15,714,218

Issuance of common stock under equity incentive plan	21,100	21	185,324	—	—	—	185,345
Issuance of common stock under employee stock purchase plan	25,952	26	39,761	—	—	—	39,787
Deferred compensation amortization	—	—	—	—	384,426	—	384,426
Purchase of treasury stock, at costs	—	—	—	(243,997)	—	—	(243,997)
Net income for the period	—	—	—	—	—	2,851,267	2,851,267

Balance at September 30, 2024	29,811,487	$198,226	$99,447,552	$(4,755,916)	$(7,297,234)	$(68,661,582)	$18,931,046

See the accompanying notes to the condensed interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company” or "Usio") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2024, as filed with the Commission on  March 26, 2025 (the "2024 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "third quarter" mean the three month period ended  September 30, 2025 or 2024, as applicable unless otherwise noted.

Change in Accounting Policy: On December 31, 2024, we changed our policy for cash flows presentation purposes to include settlement processing assets as cash and cash equivalents consistent with the accounting treatment for other forms of cash assets held for customers and controlled by the Company. Additionally, we changed the presentation for prepaid card load obligations on the statement of cash flows from an operating activity to a financing activity, and the amount is now characterized within "assets held for customers". Per Accounting Standards Codification 230 and related interpretations, funds held on behalf of others can be reported as either operating activities or financing activities within the statement of cash flows depending on the obligations surrounding the funds being held. Upon further assessment of changes in our operations over time, it was determined that reflecting these activities as assets held for customers within financing activities provides a more predictable measure of operating cash flows. Accordingly, this change in presentation is accounted for retrospectively, with each comparable period being revised to reflect such change in presentation. As a result of the retrospective change in presentation of prepaid card load obligations to be included as a component of assets held for customers, operating cash flows for the nine months ended September 30, 2024 were increased by $9.5 million with a corresponding decrease in assets held for customers reflected as a financing activity. The election to include settlement processing assets as part of cash and cash equivalents increased assets held for customers by $14.6 million. This policy change had no effect on working capital, total assets, total liabilities, total equity or net loss as of, and for the nine months ended September 30, 2025.

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

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in the Company's settlement process for merchants. The Company earns interest on these underlying processing assets, which is recognized as revenue in the Automated Clearing House, or ACH, and complementary services business line.

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by its customers. These prepaid card load assets are carried on the Company's balance sheet with a corresponding liability. The Company earns interest on these prepaid card load assets and obligations, which is recognized as revenue in the prepaid card services business line.

Customer Deposits: The Company holds customer deposits primarily for postage expenses to ensure the Company is not out of pocket for amounts billed daily by the United States Postal Service, or USPS. These customer deposits are carried on the Company's balance sheet with a corresponding liability. The Company earns interest on these customer deposits, which is recognized as revenue in the business line of the Company's wholly owned subsidiary, Usio Output Solutions, Inc., or Output Solutions.

Merchant Reserves: The Company has merchant reserve requirements associated with ACH transactions. The merchant reserve assets are carried on the Company's balance sheet with a corresponding liability. Merchant Reserves are set for each merchant. Funds are collected from each merchant and held as collateral to minimize contingent liabilities associated with any losses that  may occur under the merchant agreement. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize Merchant Reserves strengthens its fiduciary standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks. The Company earns interest on these Merchant Reserves, which is recognized as revenue in its ACH and complementary services business line.

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for estimated credit losses of $324,000 at September 30, 2025 and  December 31, 2024.

The Company maintains an allowance for estimated credit losses representing estimated losses expected to result from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to credit losses have been within its estimates. If the financial condition of its customers deteriorates, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2025 and December 31, 2024, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use until both the preliminary project stage is substantially completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the nine months ended September 30, 2025 and 2024, the Company capitalized software costs of $846,375 and $575,882, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No single customer accounted for more than 10% of revenues in 2025 or 2024.

Valuation and Impairment of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment loss is recognized, which is measured as the excess of the assets’ carrying value over the estimated fair value (with the estimated fair value determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows). No impairment losses were recorded in 2024 or during the nine months ended September 30, 2025. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2025 and December 31, 2024, the Company’s reserve for processing losses was $751,937 and $897,116, respectively, which is recorded on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Revenue Recognition: Revenue (other than for Output Solutions) consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement that it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Output Solutions provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

ACH and complementary services	$5,844,267	$4,302,510	$16,081,008	$12,078,574
Credit card	7,351,400	7,197,362	22,275,124	22,019,364
Prepaid card services	2,796,782	4,017,153	8,430,643	11,031,795
Output Solutions	4,844,496	5,253,388	15,220,264	15,478,180
Interest - ACH and complementary services	160,296	201,545	560,943	603,418
Interest - Prepaid card services	137,841	309,131	455,325	1,046,496
Interest - Output Solutions	45,251	40,389	127,066	113,925
Total revenue	$21,180,333	$21,321,478	$63,150,373	$62,371,752

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For each of the three months ended  September 30, 2025 and 2024, operating lease expenses totaled $153,399 and $135,123, respectively. For each of the nine months ended September 30, 2025 and 2024, operating lease expenses totaled $455,655 and $401,228, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2025	December 31, 2024

Accrued commissions	$755,265	$425,486
Reserve for processing losses	751,937	897,116
Other accrued expenses	803,101	881,925
Accrued taxes	235,908	474,561
Accrued salaries	171,587	687,837
Total accrued expenses	$2,717,798	$3,366,925

Note 4. Loans

Equipment Loans

On March 20, 2021, the Company entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024 and annual interest of 3.95%. Monthly principal and interest payments were required in the amount of $4,902. Principal payments for the three months ended  September 30, 2025 and 2024 were $0. Principal payments for the nine months ended September 30, 2025 and 2024 were $0 and $14,312, respectively, and are reflected on the Company's Condensed Consolidated Statement of Cash Flows. This loan was paid in full on its maturity date.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017, with monthly interest only payments in the amount of $4,744 required for the first six months of the loan term. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for each of the three months ended  September 30, 2025 and  September 30, 2024. Total interest and principal payments on this folder and inserter equipment loan were $143,859 for the nine months ended September 30, 2025 and $98,121 for the nine months ended September 30, 2024.

On  September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of  March 19, 2031 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $20,088, with monthly interest only payments in the amount of $5,758 required for the first six months of the loan term beginning in October 2025. As of September 30, 2025, only $226,212 in proceeds have been drawn from the loan and presented on the Company's balance sheet with the remaining commitment of $791,742 still available.

As of September 30, 2025, the Company maintained an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit. See "Note 11. Commitments and Contingencies" for further information.

Line of Credit

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on  May 29, 2024 and matures on  June 5, 2026. As of  September 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

Letter of Credit

The Company has an irrevocable letter of credit in the amount of $474,229, issued on  June 3, 2024, with a maturity date of  June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s KDHM lawsuit appeal and provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

Future principal payments on current debt arrangements are as follows at September 30, 2025:

Year ending December 31,

Amount Due
2025 (remainder of the year)	$37,900
2026	289,317
2027	263,986
2028	180,818
2029	64,681
Total payments	$836,702

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC ("IMS"), which were issued in connection with our acquisition of substantially all of the assets of IMS in December 2020. IMS's warrants became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vested. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants at the time of issuance amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $27,615 and $82,842 in each of the three and nine months ended  September 30, 2025 and 2024, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$(415,086)	$2,851,267	$(1,016,710)	$2,676,572
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	26,892,925	27,322,497	26,719,488	26,747,277
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	26,892,925	27,322,497	26,719,488	26,747,277
Basic income (loss) per common share	$(0.02)	$0.10	$(0.04)	$0.10
Diluted income (loss) per common share and common share equivalent	$(0.02)	$0.10	$(0.04)	$0.10

The warrants to purchase shares of common stock that were outstanding at September 30, 2025 and 2024 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, are as follows:

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

At  September 30, 2025 and  December 31, 2024, the Company had a deferred tax asset of approximately $4.6 million net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that it was more likely than not that the Company will have taxable income in the future sufficient to utilize the deferred tax asset. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted. If applicable, the Company will recognize interest expense and penalties related to uncertain tax positions in interest expense. As of September 30, 2025, the Company had no accrued interest or penalties related to uncertain tax provisions.

At  September 30, 2025, the Company had available net operating loss carryforwards ("NOLs") of approximately $21.8 million. NOLs generated during or prior to 2017 ("Pre-2018 NOLs") are available to offset taxable income of future periods and expire 20 years after the loss was generated. NOLs generated after 2017 do not expire. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the Pre-2018 NOLs could expire before we generate sufficient taxable income.

Pursuant to Sections 382 and 383 of the Internal Revenue Code ("IRC"), federal and state tax laws impose significant restrictions on the utilization of net operating loss and other tax carryforwards in the event of a change in ownership of the Company. The Company does not expect IRC Sections 382 and 383 to significantly impact the utilization of its NOLs and other tax carryforwards. If we were to experience an "ownership change," as determined under Section 382 of the IRC, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the IRC) at any time during a rolling three-year period.

The schedule below outlines when the Company's Pre-2018 NOLs were generated and the year they  may expire.

Tax Year End	NOL	Expiration
2005	$1,275,415	2025
2006	1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$8,797,872

As of  September 30, 2025, there were NOLs totaling approximately $13.0 million that have been generated since the beginning of 2018 that do not expire, and can be carried forward to future years to offset taxable income. The schedule below outlines when the Company's net operating losses for 2018 and later years were generated.

Tax Year End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
Total	$13,022,971
Total loss carryforwards	$21,820,843

Management is not aware of any tax positions that would have a significant impact on the Company's financial position or results of operations.

Note 8. Related Party Transactions

During the nine months ended September 30, 2025 and 2024, the Company purchased a total of $4,841 and $9,747, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear LLC. The Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear LLC.

Note 9. Stock Based Compensation

In the nine months ended September 30, 2025, we withheld 128,647 shares of our common stock for $218,141 in private transactions based on an average purchase price of $1.70 per share from officers, directors and employees to cover their share of taxes in connection with equity grants. In the nine months ended September 30, 2024, we withheld 40,974 shares of our common stock for $65,317 in private transactions based on an average purchase price of $1.59 per share from officers, directors and employees to cover their share of taxes in connection with equity grants.

On  August 21, 2025, the Company granted 920,000 shares of restricted common stock with a 10-year vesting period and 457,800 restricted stock units ("RSUs") with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.44 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, officers and employees will receive issued shares of common stock. Executive officers included in the 10-year restricted stock grant were Louis Hoch (300,000 shares), Michael White (50,000 shares), Greg Carter (50,000 shares), and Houston Frost (50,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (18,000 RSUs).

On August 21, 2025, the Company granted 84,000 RSUs with a 3-year vesting period to Non-employee Directors as a performance bonus at an issue price of $1.44 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (21,000 RSUs).

On  June 21, 2024, the Company granted 966,000 shares of restricted common stock with a 10-year vesting period and 277,200 RSUs with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.55 per share. Executive officers included in the 10-year restricted stock grant were Louis Hoch (160,000 shares), Michael White (120,000 shares), Greg Carter (80,000 shares), and Houston Frost (40,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (12,000 RSUs).

On June 21, 2024, the Company granted 84,000 RSUs with a 3-year vesting period to Non-employee Directors as a performance bonus at an issue price of $1.55 per share. Directors included in the RSU grant were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (21,000 RSUs).

Note 10. Segment Reporting

Usio's reportable operating segments are "Output Solutions" and "Merchant Services" and these segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. Our chief operating decision maker ("CODM") is the Company’s chief executive officer. The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.

Segment gross profit is the measure of segment profit and loss reviewed by the CODM and is used by the CODM to evaluate segment performance and make decisions about funding our operations and allocating resources.

The following is a description of the segments.

Output Solutions

This segment, which was created in connection with the acquisition of substantially all of the assets of IMS, offers electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. Output Solutions, provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

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

The following tables set forth certain financial information with respect to Usio’s reportable segments for the three months ended  September 30, 2025 and 2024:

For the Three Months Ended September 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$4,889,747	$16,290,586	$21,180,333
Cost of services
Processing expense	—	12,303,940	12,303,940
Services expense	612,439	—	612,439
Postage expense	3,393,935	—	3,393,935
Cost of services	4,006,374	12,303,940	16,310,314
Gross profit	$883,373	$3,986,646	$4,870,019

Depreciation and amortization	$234,723	$198,123	$432,846
Capital expenditures	$22,839	$195,823	$218,662
Identifiable assets[1]	$3,833,520	$8,107,829	$11,941,349

For the Three Months Ended September 30, 2024	Output Solutions	Merchant Services	Total

Revenues	$5,293,777	$16,027,701	$21,321,478
Cost of services
Processing expense	—	12,374,709	12,374,709
Services expense	807,561	—	807,561
Postage expense	3,243,051	—	3,243,051
Cost of services	4,050,612	12,374,709	16,425,321
Gross profit	$1,243,165	$3,652,992	$4,896,157

Depreciation and amortization	$348,083	$235,635	$583,718
Capital expenditures	$—	$68,497	$68,497
Identifiable assets[1]	$5,114,484	$6,959,293	$12,073,777

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the nine months ended September 30, 2025 and 2024:

For the Nine Months Ended September 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$15,347,330	$47,803,043	$63,150,373
Cost of services
Processing expense	—	35,934,993	35,934,993
Services expense	1,868,827	—	1,868,827
Postage expense	10,527,322	—	10,527,322
Cost of services	12,396,149	35,934,993	48,331,142
Gross profit	$2,951,181	$11,868,050	$14,819,231

Depreciation and amortization	$712,897	$680,318	$1,393,215
Capital expenditures	$84,698	$207,892	$292,590
Identifiable assets[1]	$3,833,520	$8,107,829	$11,941,349

For the Nine Months Ended September 30, 2024	Output Solutions	Merchant Services	Total

Revenues	$15,592,105	$46,779,647	$62,371,752
Cost of services
Processing expense	—	35,413,986	35,413,986
Services expense	2,895,179	—	2,895,179
Postage expense	9,512,921	—	9,512,921
Cost of services	12,408,100	35,413,986	47,822,086
Gross profit	$3,184,005	$11,365,661	$14,549,666

Depreciation and amortization	$1,031,134	$676,587	$1,707,721
Capital expenditures	$21,515	$100,874	$122,389
Identifiable assets[1]	$5,114,484	$6,959,293	$12,073,777

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; and intangibles.

The following table reconciles segment profit reported above to the loss from operations reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Segment Profit	$4,870,019	$4,896,157
Stock-based compensation	(399,582)	(569,772)
SG&A	(4,501,762)	(4,119,317)
Depreciation and amortization	(432,846)	(583,718)
Operating (loss)	$(464,171)	$(376,650)

	Nine Months Ended September 30,
	2025	2024
Segment Profit	$14,819,231	$14,549,666
Stock-based compensation	(1,243,899)	(1,529,105)
SG&A	(13,282,842)	(12,180,387)
Depreciation and amortization	(1,393,215)	(1,707,721)
Operating (loss)	$(1,100,725)	$(867,547)

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

On July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee.

On September 29, 2025, Kauder, Pioletti and Triple Pay Play agreed to Usio’s settlement and filed a Joint Notice of Voluntary Nonsuit with Prejudice in The Chancery Court of Maury County Tennessee on October 10, 2025. The settlement was in the amount of $115,000, which was recorded on our balance sheet as a reduction of SG&A expense for the three and nine months ended  September 30, 2025.

KDHM, LLC

On  September 1, 2021, KDHM, LLC ("KDHM"), an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on  December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to continue to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

On August 8, 2025, KDHM filed in the Supreme Court of Texas a Petition for Review from the Fourth Court of Appeals at San Antonio, Texas. We are currently preparing a response to the petition.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of September 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Since 1998, through our merchant services business lines, which now consist of ACH and complementary services, credit card processing and prepaid cards, Usio has entered a number of market verticals within the payments industry in order to satisfy the growing payment needs of consumers and merchants across the United States. Beginning with our Electronic Bill Presentment and Payment, or EBPP, product that launched the Company, we entered into the electronic funds transfer space through the ACH network, developing ancillary and complementary products such as PINless debit in 2016, and Remotely Created Checks, or RCC, account validation, and account inquiry in 2019. These supplementary product options offer customers access to faster and more convenient payment options and tools to improve operating efficiencies. Further, our credit card payment offering was expanded in 2017 with the development of Payment Facilitation, or PayFac, which utilizes our unique technology that allows for instant enrollment of merchants and combines our suite of payment options into an integrated platform for merchants and customers.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology to complement our merchant services offerings. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH payments. We also continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing is further expanded, allowing us to seamlessly grow as the market demands.

In the first half of 2025, we began, and completed, development of a new EBPP. This offering allows merchants to create and distribute bills to their customers that can be viewed, and paid, online through our platform and payment processing services.

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs for our merchant services business line.

Combined with Output Solutions' printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks, to supplement and complement our merchant services offerings.

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

Electronic Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions, through the acquisition of substantially all of the assets of IMS. This product offering, through Output Solutions, provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. Output Solutions offers a unique, and complementary payment related solution to our merchant services products of ACH, credit card, and prepaid card processing, with an opportunity for enhanced cross-selling efforts. The success of this new business line depends on our ability to realize the anticipated growth opportunities, although we cannot provide any assurance that we will be able to realize these opportunities.

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

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings and remaining relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In the third quarter of 2025, our revenues declined 1% to $21.2 million, as compared to $21.3 million in the same quarter of 2024, due primarily to declines in our prepaid card services and our Output Solutions line of business. The decrease in our prepaid card services revenues was due to declines from one our key prepaid card programs, as its business was impacted by the loss of key customers that made significant contributions to Usio revenues in 2024. Declines in Output Solutions were due to certain one-time revenues that occurred in the third quarter of 2024, being absent in the third quarter of 2025. Additional declines in revenues came from lower interest revenues, as interest rates and interest bearing deposits declined versus the prior year period. These revenue declines were partially offset, however, by strong growth in our ACH and complementary services line of business, alongside nominal growth in our credit card line of business as they have already replaced the loss of a meaningful customer in the second quarter of 2025. Both of these business lines grew due to organic growth from existing customers and net new client implementations and onboarding.

In the nine months ended September 30, 2025, our revenues increased 1% to $63.2 million, as compared to $62.4 million for the nine months ended September 30, 2024, due primarily to growth in our ACH and complementary services line of business. This growth, however, was partially offset by the aforementioned declines in revenue that occurred during 2025.

Managing Selling, General and Administrative Expenses. By appropriately managing our expenses (which are discussed under "- Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing selling, general and administrative, or SG&A, expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. SG&A expenses were up in the quarter, at $4.5 million as compared to $4.1 million in the prior year quarter. The increase in SG&A expense was primarily due to increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses. For more information, see "-Results of Operations - Selling, General and Administrative Expenses" below.

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

Assimilating Current and Future Acquisitions. Acquisitions have been a key element in our growth-focused strategy, both to add net new customers, and enhance our suite of payment technologies. This is evident through our acquisitions of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The assimilation of those acquisitions was critical in both the retention of purchased assets, and their growth, through cross-selling and implementation into our broader infrastructure that allows for increased diversity of offerings and support. We cannot assure you that we will be able to complete any acquisitions in the future.

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

During the third quarter of 2025, the number of credit card transactions processed by us increased by 75% versus the third quarter of 2024. The volume of credit card dollars processed during the third quarter of 2025 increased by 12% compared to the same period in 2024. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal. The significant increases in transaction and processing volume growth were offset by the more competitive landscape in credit card processing, resulting in lower than expected revenue growth as the pricing rates for credit card processing were driven down by market competition. This was compounded by continued attrition in the legacy customer base, who were typically onboarded at higher prices, reducing the impact of the transaction count and processing volume growth we experienced.

ACH (eCheck) transaction counts during the third quarter of 2025 increased by 26% compared to the third quarter of 2024. Returned check transactions processed during the third quarter of 2025 increased by 35% compared to the third quarter of 2024. Electronic check dollars processed during the third quarter of 2025 increased by 8% compared to the third quarter of 2024. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing, alongside organic growth from existing customers.

Prepaid card load volumes during the third quarter of 2025 decreased by 46% compared to the third quarter of 2024. Prepaid card transaction counts processed during the third quarter of 2025 decreased by 33% compared to the third quarter of 2024. Prepaid card purchase volume during the third quarter of 2025 decreased by 21% compared to the third quarter of 2024. These declines were primarily due to processing reductions from one of our key clients, who lost its own downstream customers during the second quarter of 2025. This client contributed significant card load, purchase volume, and purchase transactions during the prior year period. We continue to invest time and resources in the development of additional net new customers and clients that are at various stages of the implementation process.

Output Solutions total mail pieces processed and delivered exceeded 5.4 million for the third quarter of 2025 but was down 6% compared to the third quarter of 2024, and electronic only documents delivered exceeded 19.9 million in the third quarter of 2025. This strong processing activity is not reflected in revenues as the ongoing transition to a more electronic only document delivery model has the effect of reducing the price per unit processed compared to print and mail while at the same time improving profitability.

Total dollar volumes processed across all business lines in the third quarter of 2025 were $2.18 billion compared to $2.02 billion processed in the third quarter of 2024, up 8% over the prior year quarter, attributable to processing volume growth in our credit card, and ACH and complementary services business lines, countering the decline of prepaid card processing volume.

For more information, see "Results of Operations - Revenues."

Material Trends and Uncertainties

On August 16, 2022, former President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized a renewal of the Company's stock buyback program (the "buyback program"), with a repurchase limit equal to $4 million of the Company's common stock and a three-year duration. As of December 31, 2024, the Company had repurchased approximately $1.4 million of stock as part of the buyback program for which the Company may be required to pay approximately $14,000 in excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2025 and future years. During the nine months ended September 30, 2025, the Company repurchased $765,887 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buybacks.

As the Federal Reserve worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $1.5 million in interest earnings in the nine months ended September 30, 2025. Of this interest, $1.1 million was recognized as revenue in the respective business lines for which the cash balances are held, and $314,368 as interest income. In 2024, the Federal Reserve lowered the federal funds rate four times by a cumulative 1%, and by 0.25% twice in 2025 during September and October 2025, which has resulted in lower interest earnings on our interest-bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

During the first nine months of 2025, global economic activity continued to be impacted by inflation and ongoing geopolitical concerns including the Russia – Ukraine and Hamas – Israel conflicts. Additionally, the uncertainty resulting from changes in international trade policies (including the potential for new or increased tariffs) created market volatility. While the economy in the U.S. remained resilient, concerns about the prospect of a recession in the future increased. In addition, markets have been focused on the timing and amount of policy interest rate cuts by central banks globally. Uncertainty and concerns about geopolitical risks, global central bank policies, inflation and trade policies, including tariffs, escalated over the course of the first nine months of the year.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of any of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2025 and December 31, 2024, the Company’s reserve for processing losses was $751,937 and $897,116, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Accounts Receivable/Allowance for Estimated Credit Losses

Accounts receivable are reported as outstanding principal net of an allowance for estimated credit losses, which was $324,000 at September 30, 2025 and December 31, 2024.

The Company maintains an allowance for estimated credit losses representing estimated losses expected to result from the inability or failure of its customers to make required payments. The Company determines the allowance based on an account-by-account review, taking into consideration such factors as the age of the outstanding balance, historical pattern of collections and financial condition of the customer. Past losses incurred by the Company due to credit losses have been within its estimates. If the financial condition of its customers deteriorates, resulting in an impairment of their ability to make contractual payments, additional allowances might be required. Estimates for credit losses are variable based on the volume of transactions processed and could increase or decrease accordingly. The Company normally does not charge interest on accounts receivable.

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

Revenue Recognition

Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with ASC 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Output Solutions provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

Key Business Metrics - Non-GAAP Financial Measures

This report includes the following non-GAAP financial measures as defined in Regulation G adopted by the Commission: EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins. The Company reports its financial results in compliance with GAAP but believes that also discussing non-GAAP financial measures is useful to investors because it provides them with financial measures the Company uses in the management of its business.

•	The Company defines EBITDA as operating income (loss), before interest, taxes, depreciation and amortization of intangibles.
•	The Company defines Adjusted EBITDA as EBITDA, as defined above, plus non-cash stock based compensation and certain non-recurring items, such as costs related to acquisitions.
•	The Company defines Adjusted EBITDA margins as Adjusted EBITDA, as defined above, divided by total revenues.

Management believes that EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported Adjusted EBITDA of $0.4 million for the quarter ended September 30, 2025, as compared to Adjusted EBITDA of $0.8 million for the same period in the prior year. The decrease in Adjusted EBITDA in the 2025 quarter was attributable to increased SG&A expenses in the period. Adjusted EBITDA margins were 1.7% in the quarter ended September 30, 2025, as compared to Adjusted EBITDA margins of 3.6% for the same period in the prior year. The decrease in Adjusted EBITDA margins was due primarily to higher SG&A expenses versus the prior year period, alongside lower interest revenues in the period, a high margin revenue source.

We reported Adjusted EBITDA of $1.5 million for the nine months ended September 30, 2025, as compared to Adjusted EBITDA of $2.4 million for the same period in the prior year. The decrease in Adjusted EBITDA in the 2025 period was attributable to increased SG&A expenses in the period. Adjusted EBITDA margins were 2.4% in the nine months ended September 30, 2025, as compared to Adjusted EBITDA margins of 3.8% for the same period in the prior year. The decrease in Adjusted EBITDA margins was due primarily to higher SG&A expenses versus the prior year period, alongside lower interest revenues in the period, a high margin revenue source.

The following tables set forth reconciliations of Operating (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Reconciliation from Operating loss to Adjusted EBITDA:
Operating loss	$(464,171)	$(376,650)	$(1,100,725)	$(867,547)
Depreciation and amortization	432,846	583,718	1,393,215	1,707,721
EBITDA	(31,325)	207,068	292,490	840,174
Non-cash stock-based compensation expense, net	399,582	569,772	1,243,899	1,529,105
Adjusted EBITDA	$368,257	$776,840	$1,536,389	$2,369,279

Calculation of Adjusted EBITDA margins:
Revenues	$21,180,333	$21,321,478	$63,150,373	$62,371,752
Adjusted EBITDA	$368,257	$776,840	$1,536,389	$2,369,279
Adjusted EBITDA margins	1.7%	3.6%	2.4%	3.8%

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

Results of Operations

Revenues

Our revenue is principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network and program management and processing of prepaid debit cards. In addition, through Output Solutions, we provide electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenue from interest and fees earned on certain assets underlying the associated customer balances. Customer balances on which the Company earns interest revenue include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

ACH and complementary services	$5,844,267	$4,302,510	$1,541,757	36%
Credit card	7,351,400	7,197,362	154,038	2%
Prepaid card services	2,796,782	4,017,153	(1,220,371)	(30)%
Output Solutions	4,844,496	5,253,388	(408,892)	(8)%
Interest - ACH and complementary services	160,296	201,545	(41,249)	(20)%
Interest - Prepaid card services	137,841	309,131	(171,290)	(55)%
Interest - Output Solutions	45,251	40,389	4,862	12%
Total Revenue	$21,180,333	$21,321,478	$(141,145)	(1)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

ACH and complementary services	$16,081,008	$12,078,574	$4,002,434	33%
Credit card	22,275,124	22,019,364	255,760	1%
Prepaid card services	8,430,643	11,031,795	(2,601,152)	(24)%
Output Solutions	15,220,264	15,478,180	(257,916)	(2)%
Interest - ACH and complementary services	560,943	603,418	(42,475)	(7)%
Interest - Prepaid card services	455,325	1,046,496	(591,171)	(56)%
Interest - Output Solutions	127,066	113,925	13,141	12%
Total Revenue	$63,150,373	$62,371,752	$778,621	1%

Consolidated revenues for the quarter ended September 30, 2025 was down 1%, at $21.2 million, as compared to $21.3 million for the quarter ended September 30, 2024, due primarily to the 30% decline in our prepaid card services business line. This decrease in prepaid card services revenues was attributable to one of our key clients losing a portion of its downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. Output Solutions revenue was also down 8% for the quarter ended September 30, 2025 compared to the same period of 2024, due primarily to the presence of some non-recurring revenues during the prior year period. Further declines in revenues were attributable to lower interest revenue, associated with lower interest rates and interest bearing deposits versus the prior year period. Much of this decline, however, was almost entirely offset by the 36% growth in our ACH and complementary services business line. ACH and complementary services revenue growth was primarily attributable to an increase in ACH check dollar volume of 8%, an increase in transactions of 26%, and an increase in returned check transactions of 35%, in each case, for the quarter ended September 30, 2025 compared to the same period of 2024. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing at the end of the second quarter of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. Nominal increases in revenue were attributable to the 2% increase in our credit card business unit, which benefited from the implementation and onboarding of net new clients, including a new enterprise customer that we believe has the potential to consistently generate $100 million in annual processing volume. This growth helped offset the loss of a key customer during the second quarter of 2025, alongside attrition in our legacy credit card portfolios. For more information, see "- Summary of Results."

Consolidated revenues for the nine months ended September 30, 2025 increased by 1% to $63.2 million, as compared to $62.4 million for the nine months ended September 30, 2024, due primarily to the 33% growth in our ACH and complementary services business line. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing during the first nine months of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as RCC and PINless debit. Further growth was attributable to the 1% revenue increase in our credit card business unit for the nine months ended September 30, 2025 compared to the same period of 2024, despite the loss of a key customer during the second quarter of 2025, and attrition in our legacy credit card portfolios. Revenue growth was offset by a 24% decline in our prepaid card services business line for the nine months ended September 30, 2025 compared to the same period of 2024. This decrease in prepaid revenues was attributable to one of our key clients losing a portion of its downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. Further declines in revenues were attributable to lower interest revenue, associated with lower interest rates and interest bearing deposits versus the prior year period. Output Solutions revenue was also down 2% for the nine months ended September 30, 2025 compared to the same period of 2024 as the business unit continues to work towards replacing some one-time revenues generated in the prior year period by attracting new customers through use of its enhanced capacity and efficiency related to the purchase and integration of new equipment in 2024. For more information, see "- Summary of Results."

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

Cost of services decreased by $0.1 million, or 1%, to $16.3 million for the quarter ended September 30, 2025, as compared to $16.4 million for the same period in the prior year, due to increased revenue contribution from higher margin business lines such as ACH and complementary services, and declines in our other, lower margin business units, driving similar decreases in our processing, banking and transactional expenses.

Cost of services increased by $0.5 million, or 1%, to $48.3 million for the nine months ended September 30, 2025, as compared to $47.8 million for the same period in the prior year, due to increased total revenues driving similar increases in our processing, banking and transactional expenses.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit decreased by 1% to $4.87 million for the quarter ended September 30, 2025, as compared to $4.90 million for the same period in the prior year. Gross profit percentage of revenue was 23.0% for the quarter ended September 30, 2025, flat versus 23.0% in the prior year period. The decrease in gross profit in the quarter ended September 30, 2025, as compared to the same period during the prior year, was primarily attributable to nominally lower revenue.

Gross profit increased by 2% to $14.8 million for the nine months ended September 30, 2025, as compared to $14.5 million for the same period in the prior year. Gross profit percentage of revenue was 23.5% for the nine months ended September 30, 2025, up from 23.3% in the prior year period, an increase of approximately 0.2%. The increase in gross profit in the nine months ended September 30, 2025, as compared to the same period during the prior year, was primarily attributable to higher total revenue with an increase in gross profit percentage of revenue, both of which were related to growth in our ACH and complementary services line of business.

Stock-based Compensation

Stock-based compensation expenses were $0.4 million for the quarter ended September 30, 2025 as compared to $0.6 million for the quarter ended September 30, 2024, with the decrease from the prior year quarter due to completed amortization of previously issued stock based awards.

Stock-based compensation expenses were $1.2 million for the nine months ended September 30, 2025 as compared to $1.5 million for the nine months ended September 30, 2024, with the decrease from the prior year period due to completed amortization of previously issued stock based awards.

Selling, General and Administrative Expenses

SG&A expenses were $4.5 million for the quarter ended September 30, 2025 as compared to $4.1 million in the prior year quarter. The increase in SG&A for the quarter ended September 30, 2025 was driven primarily by increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses. We anticipate SG&A expenses will remain relatively flat sequentially in the near term future, though increased versus prior year periods.

SG&A expenses were $13.3 million for the nine months ended September 30, 2025 as compared to $12.2 million in the prior year period. The increase in SG&A for the nine months ended September 30, 2025 was driven primarily due to increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses. We anticipate SG&A expenses will remain relatively flat sequentially in the near term future, though increased versus prior year periods.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisitions, or developed as internal use software.

Depreciation and amortization expense totaled $0.4 million and $0.6 in the quarter ended September 30, 2025 and 2024, respectively. The decrease in depreciation and amortization expense for the quarter ended September 30, 2025 compared to the prior year quarter was due to the completed amortization of intangible assets, specifically related to capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $1.4 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in depreciation and amortization expense was due to the completed amortization of intangible assets, specifically related to capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Other Income, Net

Other income, net was $0.1 million for the quarter ended September 30, 2025, flat compared to $0.1 million for the quarter ended September 30, 2024.

Other income, net was $0.3 million for the nine months ended September 30, 2025 compared to $0.6 million for the nine months ended September 30, 2024. This decrease in the 2025 period compared to the corresponding 2024 period was driven primarily by the receipt of an employee retention tax credit issued under the CARES Act in the prior year period.

Income Taxes

State income tax expense in the three months ended September 30, 2025 and 2024 was $69,036 and $70,000, respectively, remaining relatively flat.

State income tax expense in the nine months ended September 30, 2025 and 2024 was $200,447 and $210,000, respectively, remaining relatively flat.

Net Income (Loss)

We reported a net loss of ($0.4) million for the quarter ended September 30, 2025, as compared to net income of $2.9 million for the same period in the prior year. The decrease from net income to a net loss was driven primarily by the recognition of a federal income tax benefit in the prior year period and receipt of an employee retention tax credit issued under the CARES Act in the prior year period, alongside increases in SG&A in the quarter ended September 30, 2025.

We reported a net loss of ($1.0) million for the nine months ended September 30, 2025, as compared to a net income of $2.7 million for the same period in the prior year. The decrease from net income to a net loss was driven primarily by the recognition of a federal income tax benefit in the prior year period and receipt of an employee retention tax credit issued under the CARES Act in the prior year period, alongside increases in SG&A in the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2025, we had cash and cash equivalents of $7.7 million. For the nine months ended September 30, 2025, cash provided by operations was $1.4 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of intangible assets, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues.

We reported a net loss of ($1.0) million for the nine months ended September 30, 2025 compared to net income of $2.7 million for the nine months ended September 30, 2024. We had an accumulated deficit of $69.0 million and $68.0 million at September 30, 2025 and December 31, 2024, respectively. Additionally, we had working capital of $10.0 million and $10.2 million at September 30, 2025 and December 31, 2024, respectively.

From time to time we have sold shares of our common stock in order to provide liquidity. For example, on November 19, 2021, Voyager Digital purchased 142,857 unregistered shares of common stock at a price of $7.00 per share in a private offering. The gross proceeds from the private offering were $1,000,000. On May 9, 2023, Voyager Digital returned 142,857 shares of common stock, valued at a price of $1.09 per share, in a non-cash transaction to satisfy payment obligations related to the wind down of their payment disbursement needs following its bankruptcy. This transaction was recognized as revenue for services rendered and as shares returned to treasury stock in the quarter ended June 30, 2023. We have also sold securities in public offerings from time to time. For example, in September 2020, we sold 4,705,883 shares of our common stock and received net proceeds of approximately $8 million. We cannot assure you that we will be able to sell shares of our equity securities on terms acceptable to us or at all in the future.

On occasion, we have entered into debt arrangements in order to fund capital expenditures. For example, on September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024 and matures on June 5, 2026. As of September 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

The Company has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

These credit facilities were arranged to comply with legal requirements related to the Company’s KDHM lawsuit appeal and provide additional liquidity resources if needed. Management continues to monitor the Company's financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2025 was $1.4 million, as compared to net cash provided by operating activities of $1.9 million for the nine months ended September 30, 2024. The decrease in net cash provided by operating activities was due primarily to a net loss as compared to net income in the prior year period, combined with higher levels of prepaid expenses in the nine months ended September 30, 2025. We continue to invest resources in the infrastructure of our business such as the retention and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2025 as compared to net cash used in investing activities of $0.7 million for the nine months ended September 30, 2024. The primary driver of our investing activities was capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in net cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and capitalization of internal use software relative to the same period a year ago.

Net cash used in financing activities for the nine months ended September 30, 2025 was $6.5 million and net cash provided by financing activities for the nine months ended September 30, 2024 was $4.7 million. The decrease in cash provided by financing activities was primarily attributable to the decrease in assets held for customers, which include settlement processing and prepaid card load assets, relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of September 30, 2025 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our evaluation of disclosure controls and procedures included an evaluation of certain components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee.

On September 29, 2025, Kauder, Pioletti and Triple Pay Play agreed to Usio’s settlement and filed a Joint Notice of Voluntary Nonsuit with Prejudice in The Chancery Court of Maury County Tennessee on October 10, 2025. The settlement was in the amount of $115,000, which was recorded on our balance sheet as a reduction of SG&A expense for the three and nine months ended September 30, 2025.

KDHM, LLC

On September 1, 2021, KDHM, an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

We believe that plaintiff's claims contradict the express terms of the asset purchase agreement, and we intend to continue to vigorously defend this matter. As a result of this post-sale dispute, we subsequently discovered that KDHM and its principals made certain misrepresentations and breached the terms of the asset purchase agreement.

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

On August 8, 2025, KDHM filed in the Supreme Court of Texas a Petition for Review from the Fourth Court of Appeals at San Antonio, Texas. We are currently preparing a response to the petition.

We have not recorded a contingency in relation to this case, as we consider the risk of loss remote as related to this lawsuit. The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of September 30, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

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

Item 1A. RISK FACTORS.

Except as set forth in Item 1A. Risk Factors in the Quarterly Reports on Form 10-Q we have filed subsequent to our filing of the 2024 Annual Report, there have been no material changes to the Risk Factors disclosed in Item 1A. Risk Factors of the 2024 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended September 30, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized renewals of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2028, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2025, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2025	—	$—	—	$4,150,466
August 1 - August 31, 2025	31,450	$1.59	31,450	4,100,461
September 1 - September 30, 2025	4,830	$1.55	4,830	4,092,877
Total	36,280		36,280	$4,092,877

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the nine months ended  September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

10.14	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.15	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.16*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.17+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.18+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.19	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.24	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.25*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.26	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.27*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.28*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.29*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.30*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.31*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

10.32*	Tenth Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.33*	First Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.34*	Employment Agreement Dated August 18, 2025 between Usio, Inc. and Michael White (included as exhibit 10.1 to the Form 8-K filed on August 18, 2025, and incorporated herein by reference)

10.35*	Form of Restricted Stock Unit Agreement (included as exhibit 10.1 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.36*	Form of Restricted Stock Award Agreement (included as exhibit 10.2 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.37*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Brad Rollins (included as exhibit 10.1 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.38*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference

10.39*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Ernesto R. Beyer de la Garza (included as exhibit 10.3 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.40*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Michelle Miller (included as exhibit 10.4 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1*	Clawback Policy (Included as exhibit 97.1 to the Form 10-K filed on March 27, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted for portions of this agreement.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Commission upon request.
*	Management Compensatory Plan or Arrangement

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC

Date: November 12, 2025	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)