Form 10-K
period 2025-12-31
Usio, Inc.
filed 2026-03-18
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, was $26,468,698 based on 18,868,915 shares of the registrant’s common stock held by non-affiliates on June 30, 2025 at the closing price of $1.53 per share as reported on the Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 16, 2026, the number of outstanding shares of the registrant's common stock was 27,746,208.

DOCUMENTS INCORPORATED BY REFERENCE: Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Stockholders to be held on June 9, 2026.

Usio, Inc.
FORM 10-K
For the Year Ended December 31, 2025
INDEX

i

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K, or this Annual Report or this report, and the documents incorporated herein by reference contain certain forward-looking statements as defined under the federal securities laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "will," "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the U.S. Securities and Exchange Commission, or the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

•	Loss of key resellers could reduce our revenue growth.
•	If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.
•	Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.
•	Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.
•	We have incurred substantial losses in the past and may incur additional losses in the future, and we may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. Our inability to obtain additional financing when needed, or financing on terms favorable to us, could result in the loss of your entire investment.

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

Risks Related to Our Business

•	Loss of key resellers could reduce our revenue growth.
•	Market conditions could negatively impact our business, results of operations, cash flows and financial condition.
•	If our security applications are breached by cyberattacks or are not adequate to address changing market conditions and customer concerns, we may incur significant losses and be unable to sell our services.
•	Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and we may not achieve or maintain profitability.
•	Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.
•	If our efforts to protect the security of information about our customers, cardholders and vendors are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.
•	If we fail to comply with the applicable requirements of the respective card networks, they could seek to fine us, suspend us or terminate our registrations.
•	If we do not adapt to rapid technological change, including as a result of AI, our business may fail.
•	Fraud by merchants or others could have an adverse effect on our operating results and financial condition.
•	We have incurred substantial losses in the past and may incur additional losses in the future, and we may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. Our inability to obtain additional financing when needed, or financing on terms favorable to us, could result in the loss of your entire investment.
•	Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.
•	We rely on our relationship with the Automated Clearing House network, and if the Federal Reserve rules were to change, our business could be adversely affected.
•	If we lose key personnel or we are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.
•	If our third-party card processing providers or our bank sponsors fail to comply with the applicable requirements of Visa, Mastercard and Discover credit card associations or if our current processors cancel or fail to renew our contracts, we may have to find a new third-party processing provider, which could increase our costs.
•	We may not be able to obtain and maintain sufficient insurance coverage.
•	We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
•	Our prepaid card revenues from the sale of services to merchants that accept Mastercard cards are dependent upon our continued Mastercard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.
•	If our software fails, and we need to repair or replace it, or we become subject to warranty claims, our costs could increase.
•	We will be liable for separation payments in case of change in control, termination without cause, non-renewal of the agreement, death, or disability under the employment agreement with our Chairman, President, Chief Executive Officer, and Chief Operating Officer, Mr. Hoch, which could have an adverse effect on our cash position and on our financial results.
•	We depend on Louis A. Hoch, our Chairman, President, Chief Executive and Chief Operating Officer, and if he ceased to be active in our management, our business may not be successful.
•	Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.
•	We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.
•	Our business strategy includes identifying businesses and assets to acquire, and if we cannot integrate acquisitions into our Company successfully, we may have limited growth.
•	If we do not manage our credit risks related to our merchant accounts, we may incur significant losses.

Risks Related to Our Industry

•	The electronic commerce market is evolving and if it does not continue to grow, we may not be able to sell sufficient services to make our business viable.
•	If we cannot compete successfully in our industry, we could lose market share and our costs could increase.
•	Payments and other financial services-related regulations and oversight are material to our business and any failure by us to comply could materially harm our business.
•	As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.
•	We are subject to U.S. laws, regulations, rules, standards, policies, contractual obligations and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.
•	We are subject to the CARD Act which could subject us to civil and criminal liabilities.
•	Our business is subject to U.S. federal anti-money laundering, or AML, laws and regulations, including the Bank Secrecy Act, or BSA. AML laws among other things, require certain financial services providers to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.
•	We are subject to regulations relating to prepaid card programs which could further increase our compliance costs.
•	The use of AI could make us subject to evolving regulatory risks

Risks Related to Our Common Stock

•	Our stock price is volatile, and you may not be able to sell your shares at a price higher than what you paid.
•	If security or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, cease coverage of our company or fail to regularly publish reports or us, our share price could decline.
•	Additional stock issuances could result in significant dilution to our stockholders.
•	We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our common stock, which may adversely affect the market price of our common stock.
•	We may issue shares of preferred stock with greater rights than our common stock.
•	We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause our common stock to have a lower value than that of similar companies which do pay cash dividends.
•	Shares eligible for future sale may depress our stock price.
•	Our directors and officers have substantial control over us.
•	We have adopted certain measures that may make it more difficult for a third party to acquire control of our Company.

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

Since 1998, through our merchant services business lines, which now consist of Automated Clearing House, or ACH, and complementary services, credit card processing and prepaid cards, Usio has entered a number of market verticals within the payments industry in order to satisfy the growing payment needs of consumers and merchants across the United States. Beginning with our Electronic Bill Presentment and Payment, or EBPP, product that launched the Company, we entered into the electronic funds transfer space through the ACH network, developing ancillary and complementary products such as PINless debit in 2016, and Remotely Created Checks, or RCC, account validation, and account inquiry in 2019. These supplementary product options offer customers access to faster and more convenient payment options and tools to improve operating efficiencies. Further, our credit card payment offering was expanded in 2017 with the development of Payment Facilitation, or PayFac, which utilizes our unique technology that allows for instant enrollment of merchants and combined our suite of payment options into an integrated platform for merchants and customers to utilize.

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with our printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product, developed and introduced in 2022, provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. This offering allows us a superior opportunity to increase our cross-selling efforts through all of our payment methods. Throughout 2025, we enhanced our Consumer Choice product to accommodate additional methods of disbursement, such as issuing funds through PayPal and Venmo, alongside integration with the PIN4 network to allow cardless ATM withdrawals.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH payments. We also continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing have been further expanded, allowing us to seamlessly grow as the market demands.

In our over 25 year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as Fifth Third Bank, Sunrise Bank, TransPecos Bank and others.

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

In the first half of 2025, we began, and completed, development of a new EBPP product. This offering allows merchants to create and distribute bills to their customers that can be viewed, and paid, online through our platform and payment processing services, increasing the opportunities for cross-selling between our various business lines.

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

As part of our Prepaid card-based processing services, we develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general and government disbursement and corporate expense cards. We also offer prepaid cards to consumers for use as a tool to stay on budget, manage allowances and share money with family and friends. Our UsioCard platform supports Apple Pay®, Samsung Pay™ and Google Pay™ with full mobile wallet provisioning.

In 2025 we also launched, and rolled out a new distribution strategy for our Prepaid card services, with a wearable device program. Our prepaid cards can now be successfully loaded onto items such as watches, wristbands, belt buckles, or nearly any wearable product through the use of embedded chips. We first demonstrated this new product in October 2025, and continue to refine the product, anticipating it will assist in enhancing our prepaid card program's marketability and diversity in the overall payment ecosystem.

Electronic and Paper Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions, through the acquisition of substantially all of the assets of Information Management Solutions, LLC, or IMS. This product offering provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. Usio Output Solutions, Inc., or Output Solutions, offers a unique, and complementary payment related solution to our merchant services products of ACH, credit card, and prepaid card processing, with an opportunity for enhanced cross-selling efforts. The success of this business line depends on our ability to realize the anticipated growth opportunities, although we cannot provide any assurance that we will be able to realize these opportunities. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder, on October 1, 2023, that was implemented over the course of 2024, and a new printer in September 2025 that will be installed and operational in the first half of 2026. Further, in December 2024, we partnered with an outsourced presorting company to further automate our print and mail systems. Despite challenges in growing revenues from Output Solutions in 2025, we have significantly reduced labor costs related to print and mail processing. We believe this reduction has better positioned the business line to pursue and successfully generate much larger opportunities than we previously were able to through the increase in capacity and automation. Results have already been realized, as the quantity of mail we printed and delivered in the first two months of 2026 was higher than in any other two-month period in the history of the Company.

"Usio One". Throughout 2025, we adopted and began implementing our "Usio One" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services. We believe this strategy will help better position our merchant services and Output Solutions business segments to customers and the broader payments related market as a more cohesive service offering. In turn, we anticipate being able to better leverage our resources, reduce friction in new customer acquisition, and drive more meaningful cross-selling opportunities, which we anticipate will help increase our products' stickiness and customer retention. Success from this strategy has already been realized by our sales and client management staff through the generation of new integrations between our existing customers and our ancillary business lines. The consolidation of our various technologies into a more seamless product continues to progress, and we anticipate that it will ultimately result in a client and customer onboarding process that enables all of our customers to automatically be enrolled in, and have access to, each of our payment acceptance and issuing products. In turn, we expect this to eliminate the need for distinct contracts, dashboards, funding accounts, and support teams per product.

PostCredit Acquisition. In November of 2025, we acquired substantially all of the assets of PostCredit, allowing an entry point into the expense management space. PostCredit was a developing technology that would cater to companies looking for fund management and expense tracking that integrated with various Enterprise Resource Planning, or ERP, systems. The Company anticipates continuing to develop this technology, while simultaneously integrating it into our existing products, opening a new sales channel to the broader market already utilizing ERPs such as Microsoft Business Dynamics and Business Central. This would combine seamlessly with the EBPP product launched in 2025, allowing clients to send invoices, payments, manage funds, and reconcile with their various ERP platforms utilizing our payment channels. In combination with the other efforts of our Usio One strategy, we believe we will be able to develop a central Usio Hub that further encourages and incentivizes the utilization of our products, cross-sells our corporate expense solution, and assists in retaining the deposits we hold for our customers to help maintain or grow our interest revenues. We believe we will be able to implement phased portions of this strategy, and other PostCredit related projects, by the end of 2026.

Industry Background and Trends

In the United States, the use of non-paper-based forms of payment, such as credit and debit cards, has risen steadily over the past several years. According to the triennial 2022 Federal Reserve Payments Study, or FRPS, as updated through July 27, 2023, with supplementary reporting on Cards and Alternative Payments in 2021 and 2022 released in November 2024, the estimated number of non-cash payments continue to increase at accelerated rates. This data was further supplemented by the Federal Reserve's Diary of Consumer Payment Choice, released annually, and last updated in 2025, covering statistics from 2024.

The growth of electronic commerce has made the acceptance of card-based and other electronic forms of payment crucial for businesses, both large and small, in order to remain competitive.

•	In 2024, cash payment use as a percentage of total payments was 14%, having declined every year since 2021, and down from 31% in 2016.[1]
•	In 2024, credit and debit card payments accounted for 65% of U.S. consumers total payments per month, up from 51% of total payments in 2018.[1]
•	23% of consumer purchases and peer-to-peer payments were made remotely in 2024, a share that has increased each year since 2021 when it was 18%.[1]
•	U.S. consumers made an average of 11 payments per month with a mobile phone in 2024, up from four payments per month in 2018.[1]
•	The value of core noncash payments in the United States grew 9.5% per year from 2018 through 2021, faster than in any previous FRPS measurement period since 2000.[2]
•	The number of core non-cash payments, comprising debit card, credit card, ACH, and check payments, reached 204.5 billion in 2021, an increase of 30.7 billion from 2018. The value of these payments totaled $128.51 trillion in 2021, an increase of $31.47 trillion from 2018, more than twice the rate of increase in the previous three-year period (2015 to 2018).[2]
•	ACH payments exhibited accelerating growth, increasing 8.3% per year by number and 12.7% per year by value from 2018 to 2021, and accounted for more than 90% of the rise in non-cash payments.[2]
•	In 2021 ACH transfers grew to $91.85 trillion, representing 72% of core non-cash payments value.[2]
•	For calendar year 2022, general-purpose (GP) card payments reached 153.3 billion transactions and $9.76 trillion in value.[2]
•	From 2021 to 2022, GP card payments grew 6.0% by number and 10.5% by value, effectively continuing the growth trajectory from 2018 to 2021, where they grew 6.5% and 10.3% by year, respectively.[2]
•	In 2022, remote payments represented 36.2% of the total number of card payments, down slightly versus the 37.7% of total card payments at the end of 2020. This decline represented the recovery from the COVID-19 pandemic.[2]
•	Chip authenticated payments accounted for 87.5% of in-person GP card payments in 2022, compared to 75.2% in 2020, while 29.1% used chip and PIN, and 19.7% were contactless.[2]
•	From 2015 to 2018, total card payments - the sum of credit card, non-prepaid debit card and prepaid debit card payments - increased 25.9 billion to reach 157 billion payments by number and increased $2.35 trillion to reach $9.43 trillion by value in 2018.[2]
•	In 2022, private-label (PL) card payments, including PL credit cards, PL prepaid cards, and electronic benefits transfer (EBT) cards, totaled 12.8 billion transactions and $0.64 trillion in value, down 2.1% and 18.1% respectively from 2021.[2]
•	Within card payments, prepaid debit card payments had the highest growth rate in 2021 over 2018, by value, at 20.6%, compared with 13.7% per year for non-prepaid debit card payments and 7% for credit card payments.[2]
•	Mobile wallet payments continued to exhibit strong growth, reaching 14.4 billion transactions in 2022, up from 2.9 billion in 2018.[2]

1 Source: 2024 Survey and Diary of Consumer Payment Choice.

2 Source: 2022 Federal Reserve Payments Study & 2023 annual Supplement.

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

Source: 2022 Federal Reserve Payments Study & 2023 annual Supplement.

Figure 3 (below) illustrates the overall percentage share of payment instrument use for all payments since 2016 and reflects the increasing share of non cash payment each year.

Source: 2024 Survey and Diary of Consumer Payment Choice.

We believe that the electronic payment processing industry will continue to benefit from the following trends:

Favorable Demographics

As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. More consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. These consumers have witnessed the wide adoption of card products, technology innovations such as mobile phone payment applications, widespread adoption of the internet and a significant increase in card not present transactions and on-line shopping during COVID-19, which subsequently remained at levels higher than prior to 2020. As younger consumers comprise an increasing percentage of the population and as they enter the work force, we expect purchases using electronic payment methods will become a larger percentage of total consumer spending. We believe the increasing usage of smart phones as an instrument of payment will also create further opportunities for us in the future. We also believe that contact-less payments such as Apple Pay®, Samsung Pay™ and Google Pay™ will increase payment processing opportunities for us.

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

Strategy

We believe that our success in 2026 and beyond will continue to depend in large part on our ability to (a) scale recurring revenues and deepen partner relationships, (b) expand our product offerings, (c) pursue disciplined, accretive opportunities, (d) enhance shareholder value via operational execution and capital allocation, and (e) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, and growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business to enable expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings and remaining relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In 2025, our revenues increased 3% to $85.4 million, as compared to $82.9 million in 2024, due primarily to strong growth in our ACH and complementary services line of business, though offset in large part by declines in our prepaid card services line of business and interest revenues. The strong growth in our ACH and complementary services line of business was due to organic growth from existing customers and net new client implementations and onboarding. The decrease in our prepaid card services revenues was due to declines from one of our key prepaid card programs, as its business was impacted by the loss of a key customer that made significant contributions to Usio revenues in 2024. Lower interest revenues were driven by interest rates and interest bearing deposits declining versus the prior year.

Expand our product offerings. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe that regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. We believe that this allows us to implement new feature functionality to existing products and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, RTP, prepaid card issuance, and credit card processing. In the digital marketplace, it is especially crucial to match the need for diversified payment options in an increasingly ecommerce driven world.

Pursue disciplined, accretive opportunities. Acquisitions have been a key element in our growth-focused strategy, both by adding net new customers and by enhancing our suite of payment technologies. This is evident through our acquisitions of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The Company continually evaluates the markets for opportunities to acquire or partner with accretive opportunities that align with our core competencies. In 2025, we acquired the assets of PostCredit, which we believe once again represents an opportunity to enhance our existing products and to introduce us as a new competitor in the expense management market vertical. We cannot assure you that we will be able to complete any acquisitions in the future.

Enhancing shareholder value via operational execution and capital allocation. By appropriately managing our expenses (which are discussed under "- Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing selling, general and administrative, or SG&A, expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. SG&A expenses were up in the year, at $18.4  million as compared to  $16.7 million in the prior year. The increase in SG&A expense was primarily due to increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses. For more information, see "-Results of Operations - Selling, General and Administrative Expenses" below.

Assimilating Current and Future Acquisitions. The assimilation of our previous acquisitions has been critical in both the retention of purchased assets and their growth, through cross-selling and implementation into our broader infrastructure, which allows for increased diversity of offerings and support. Successfully assimilating acquisitions remains a crucial priority for the success of the Company. The recent acquisition of PostCredit represents an especially critical component of this strategy, and may require significant time investment and capital expenditure to fully implement. We cannot assure you that we will be able to successfully assimilate new and future acquisitions.

Products and Services

Our suite of payment solutions is driven by a sophisticated infrastructure that merges our own technology with strategic alliances, offering secure, scalable, and resilient payment processing services. Leveraging the latest in cloud computing and cybersecurity, including Microsoft Azure's robust security features, we work to ensure the protection of data transmissions and transactions. Our adoption of Azure's hub-spoke architecture and other cutting-edge technologies supports enhanced performance and security, facilitating seamless integrations with third-party processors and offering tailored payment services to meet the specific requirements of our clients.

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

We extend merchant services across major card networks (VISA, Mastercard, American Express, Discover), supported by online and physical terminal access. Our proprietary platform merges ACH and card processing capabilities, enabling businesses to handle both e-checks and card payments efficiently. Simultaneously, we offer a variety of supplementary service products for the payment acceptance space, such as PINless debit, and RTP, which offer faster means of fund disbursement to address the growing desire of near instant fund transfers.

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

Electronic Billing. Following the acquisition of substantially all of the assets of IMS, we have enhanced and expanded our services to include electronic bill presentment and comprehensive document management solutions, catering to a wide array of industries. Our state-of-the-art digital printing capabilities, combined with our status as a seamless mailer with USPS, enable us to meet high-volume demands efficiently, ensuring we remain at the forefront of printing and mailing services. Output Solutions provides printing and mailing services to utilities, healthcare providers, credit unions, banks, governmental agencies, and manufacturing and other customers that have high volume billing and printing needs. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder, on October 1, 2023, that was implemented over the course of 2024. Further, in December 2024, we partnered with an outsourced presorting company to further automate our print and mail systems. Despite challenges in growing revenues from Output Solutions in 2025, we have significantly reduced labor costs related to print and mail processing. We believe this reduction has better positioned the business line to pursue and successfully generate much larger opportunities than we previously were able to through the increase in capacity and automation. Results have already been realized, as the quantity of mail we printed and delivered in the first two months of 2026 was higher than in any other two-month period in the history of the Company.

The Company capitalizes the costs associated with software developed or purchased for internal use. The software is capitalized when both the preliminary project stage is complete and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2025 and December 31, 2024, the Company capitalized $1,102,368 and $796,004, respectively.

Relationships with Sponsors and Processors

We have agreements with several processors that provide us, on a non-exclusive basis, with transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. In order to provide payment processing services for ACH transactions, we must maintain a relationship with an Originating Depository Financial Institution, or ODFI, in the ACH network because we are not a bank and therefore, we are not eligible to be an ODFI. For the ODFI portion of our ACH business, we have entered into agreements with the North American Banking Company, or NABC, and TransPecos Bank. We are financially liable for all fees, fines, chargebacks, and losses related to our ACH processing merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. Similarly, in order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Central Bank of St. Louis and Fifth Third Bank have, respectively, sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We also have an agreement with TriSource Solutions, LLC and an agreement with Global Payments, Inc. through which their member banks, Central Bank of St. Louis and Fifth Third Bank, sponsor us for membership in the Visa, Mastercard, American Express, and Discover card associations and settle card transactions for our merchants. These agreements may be terminated by the processor if we materially breach the agreements and we do not cure the breach within 30 days, or if we enter bankruptcy or file for bankruptcy. We also maintain a bank sponsorship agreement with Sunrise Banks, N.A. for our prepaid card programs. We are liable for any card-associated losses for cards that we issue that might incur a negative balance and we are liable for card association fines, fees and chargebacks.

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

We are currently sponsored by TransPecos Bank in order to access certain regional debit networks. Through this sponsorship, we provide both the issuance of real time credits and debits to a debit card holder via a regional network without using a PIN. Regional networks are not affiliated with major credit card associations and operate independently. Through our sponsorship with TransPecos Bank, we are financially liable for all fees, fines, chargebacks and losses related to our PINless debit card processing for our merchant customers. We may also require cash deposits and other types of collateral from certain merchants to mitigate any such risk. The banking sponsor and each of the regional debit networks have the ability to terminate our access or anyone of our merchant’s access to process payments without notice. If either case occurs, our revenue could be negatively affected. In January 2018, our previous sponsor, Pueblo Bank and Trust, terminated their relationship with our gateway provider and as a result we stopped processing PINless debit transactions for a short period of time. We secured a relationship with Evolve Bank & Trust and resumed processing PINless debit transactions and subsequently secured a sponsoring relationship with TransPecos Bank in 2023.

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

We also market and sell our prepaid card program directly to government entities, corporations and to consumers through the Internet. We have recently undertaken a major initiative to package and cross-sell our platform of payment options across our portfolio of merchants. As a part of this major initiative, we will continue to analyze our sales and marketing efforts to optimize productivity, increase sales force effectiveness, broaden our reach through reseller initiatives and advantageous alliances and effectively optimize sales and marketing expenses while meeting our revenue and profit objectives.

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

Throughout 2025, we pursued the “Usio One” strategy in order to increase the integration of all of our various product offerings so that we approach the market as a unified force with a portfolio of capabilities that can meet our customers’ various electronic payment and associated needs. This strategy is designed to sell multiple, complementary Usio products to an increasing number of clients who benefit from the synergies and efficiencies that arise from consolidating their relationship. We have already seen the successful cross-selling of existing client relationships with this improved organizational structure, with more well-rounded and knowledgeable staff throughout our organization able to manage clients and products that previously would have required the intervention of a separate team. We continue to build out the onboarding, funding, and management technology that will drive our consolidated platform in order to further accelerate our ability to capture an increased share of our clients' business.

Elements of this strategy include:

•	unified onboarding process that allows every client boarded to have access to all of our various payment methods;
•	consolidated sales and customer support teams that can better cross-sell and integrate clients across all of our services;
•	improved reporting and customer management with the development of a new customer management platform that encompasses all of our business lines; and
•	enhanced security and fraud protection through the development of new fraud detection tools, and a unified risk and compliance team.

Customers

Our customers are consumers, merchants, and businesses that use our ACH and/or card-based processing services in order to provide their consumers with the ability to pay for goods and services without having to use cash or a paper check. These merchant customers operate in a variety of predominately retail industries and are under contract with us to exclusively use the services that we provide to them. Through Output Solutions, we engage with customers seeking various print and mail services, alongside online document delivery and storage. Recent areas of customer focus have included system integrators, law firms, churches, charitable organizations, medical and dental clinics, doctor's offices, property management and homeowner associations, hospitality firms and municipalities. Most of our merchant customers have signed long-term contracts, generally with three-year terms, that provide for volume-based transaction fees. Our customers are geographically dispersed throughout the United States.

No customer accounted for more than 10% of revenues in 2025 or 2024.

Competition

The payment processing industry is highly competitive. Many small and large companies compete with us in providing payment processing services and related services to a wide range of merchants. There are a number of large transaction processors, including Fiserv, Inc., Elavon Inc., WorldPay, Global Payments, Inc., Stripe and Block, Inc. (formerly known as Square), that serve a broad market spectrum from large to small merchants and provide banking, automatic teller machine, and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium- sized merchants. Many of our competitors have substantially greater capital resources than us and operate as subsidiaries of financial or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that the principal competitive factors in our market include:

•	quality of service;
•	reliability of service;
•	ability to evaluate, undertake and manage risk;
•	ability to offer customized technology solutions;
•	speed in implementing payment processes;
•	price and other financial terms; and
•	multi-channel payment capability.

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our keen understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar or smaller size that may lack our experience and expertise in the electronic payments industry. We believe this allows us to satisfy the market demands for risk management and service reliability. Furthermore, we believe we present a competitive distinction through our internal technology which provides a single integrated payment warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel. This integrated payments approach helps offer superior quality in service, alongside industry leading implementation times, and platform reliability. We also believe our customized technology solutions and high level of service provide a competitive advantage, particularly for smaller businesses that do not have large internal technology capabilities or the ability to comply with payment security regulations, saving our customers time and money, while offering a broad range of diverse payment options.

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

Some of our material websites are www.usio.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com. The inclusion of these website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through these websites, and the information contained on or accessible through these websites should not be considered as part of this Annual Report on Form 10-K.

We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products.

Government Regulation

Our industry is highly regulated. Any new, or changes made to, U.S. federal, state and local laws, regulations, card network rules or other industry standards affecting our business may require significant development efforts or have an unfavorable impact on our financial results. Failure to comply with these laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as Visa and Mastercard.

The Dodd-Frank Act

The Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") effected significant changes to U.S. financial regulations, including regulations addressing debit card interchange fees and merchant transaction‑routing rights. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”), which regulates consumer financial services, including many services offered by our customers. The CFPB enforces rules regarding consumer disclosures, fees and statements, error‑resolution procedures, limited liability protections and overdraft restrictions applicable to prepaid programs.

CARD Act

As an agent of, and third‑party service provider to, our issuing banks, we are subject to examination by federal banking regulators, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. The Credit Card Accountability, Responsibility, and Disclosure Act (“CARD Act”) imposes requirements relating to disclosures, fees and expiration dates applicable to gift certificates, store gift cards and general‑use prepaid cards. Our general‑purpose reloadable prepaid cards fall within an exclusion from certain CARD Act requirements if they are not marketed or labeled as gift cards; however, misplacement or improper display of our cards by retailers could cause these cards to lose this exemption and subject us to penalties or business disruption.

Evolving ACH and Electronic Payments Regulation

We provide services that rely on ACH payment processing, and as a result we are subject to the NACHA Operating Rules and related regulatory obligations. In recent years, NACHA has adopted several significant amendments intended to strengthen fraud prevention, increase transaction transparency, and modernize network operations.

Beginning March 20, 2026, large‑volume ACH originators and third‑party service providers (those with 2023 origination volumes of six million or more) must implement enhanced risk‑based fraud‑monitoring programs, with all other non‑consumer originators and third‑party participants becoming subject to these requirements on June 19, 2026.

NACHA also adopted amendments effective April 1, 2025 requiring all ACH Network participants—other than consumers—to implement base‑level payment‑monitoring processes intended to reduce fraud, including business‑email‑compromise‑related risk, and to improve transparency between ODFIs and Receiving Depository Financial Institutions, or RDFIs, in responding to return‑status requests.

Additional ACH Network changes include rule amendments effective March 20, 2026 addressing fraud monitoring and company entry descriptions as part of a broader risk‑management package, as well as future rules related to sanctions‑compliance return codes, international ACH transactions (IAT), and IAT contact‑registration requirements.

Recent updates to return codes such as R17 allow RDFIs to return suspected fraudulent transactions earlier in the process, and changes to the Written Statement of Unauthorized Debit (WSUD) process allow optional earlier filing for pending debits.

Beginning in June 2026, organizations that send ACH payments are expected to comply with NACHA’s new risk‑assessment and bank‑account‑verification standards.

Data Privacy Laws

Our billers, financial institutions, partners and their consumers store personal, business and financial information on our platforms, and we receive, store, handle, transmit, use and otherwise process such data. Accordingly, we are subject to a range of U.S. federal, state and local laws and regulations relating to privacy, data protection and information security. State privacy laws—including the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), as well as laws adopted in New York, Nevada, Virginia, Colorado, Connecticut and Utah—continue to expand consumer data‑access, deletion, correction and opt‑out rights, and impose enhanced operational and cybersecurity requirements. All 50 states maintain data‑breach notification laws.

Regulators continue to examine issues applicable to the broader payments’ ecosystem, including identity‑theft prevention, cybersecurity, consumer disclosures and marketing practices. Partner banks face intensifying oversight responsibilities over fintech partners, requiring us to enhance BSA, AML and sanctions‑screening programs. Some state regulators may interpret certain payment‑related activities as money transmission, even without direct movement of funds.

The CFPB and certain state agencies have issued guidance affecting convenience or “pay‑to‑pay” fees in some industries. The CFPB has also proposed a rule prohibiting non‑sufficient funds fees on real‑time declined transactions and is considering extending supervisory authority to large digital‑wallet and payment‑app providers.

Anti-Money Laundering, Anti-Corruption and Sanctions Regulations

In many countries, we are legally or contractually required to comply with anti-money laundering laws and regulations, such as, in the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor financial institutions with their obligation to comply with anti-money laundering requirements that apply to them. In addition, we and our sponsor financial institutions are subject to the laws and regulations, enforced by the Office of Foreign Assets Control, that prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations.

Escheat Laws

We are subject to unclaimed or abandoned property state laws in the United States and in certain foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.

Environmental and Workplace Regulations

We are subject to environmental, health and safety laws regulating hazardous materials, emissions and workplace safety. To date, compliance costs have not been material. We employ a diverse workforce and provide mandatory training, including anti‑harassment and anti‑discrimination programs.

Human Capital Resources

As of December 31, 2025, we had 107 full-time employees, and three part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

Our corporate website is located at www.usio.com. We make available on this website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Interested persons can view such materials without charge under the "Investor Relations" section and then by clicking "Financials" on the Company's website, www.usio.com.

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

We rely on our reseller sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers. This channel is a strong contributor to our revenue growth. If a reseller switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business itself, we may no longer receive new merchant referrals from the reseller, and we risk losing existing merchants that were originally enrolled by the reseller, all of which could negatively affect our revenues and earnings.

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	slower growth or recession or reduced consumer spending;
•	changes in interest rates and credit spreads;
•	the availability of credit, including the price, terms, and conditions under which it can be obtained;
•	inflation;
•	competition;
•	the actual and perceived state of the economy and public capital markets generally;
•	amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing; and
•	the rise of international conflicts.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia and Ukraine conflict and the military actions in Iran by the U.S. and Israel, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. In April 2025, developments relating to tariffs intensified concerns over the global macroeconomic environment. Volatility across financial markets rose and the prospect of a U.S. recession increased further. Uncertainty around the path forward and concerns over the potentially escalating effects of a trade war have created risks for the U.S. and global economies. A deterioration in macroeconomic conditions as well as ongoing uncertainty regarding tariffs or trade disputes could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

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

Any cyberattacks or data security breaches affecting our information technology or infrastructure or of our customers, partners, or vendors could have negative effects. For example, on December 25, 2021, we detected a ransomware attack that accessed and encrypted a small portion of our information technology systems. The unauthorized access included the download of non-payment processing related data files from our externally hosted Office 365 environment, which is separate from our payment processing environment. Throughout the incident, we remained operational. Promptly upon the detection of the event, we launched an investigation, notified law enforcement and our insurance carrier, and engaged legal counsel, computer forensic firms and other incident response professionals. We also implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems. Our systems were not only fully restored and capable of resuming normal operations to the extent they were impaired, but enhanced following our immediate and long term response. Further preventative and proactive security measures were integrated, including incremental network and cloud defenses, implementation of third party cyber defense applications, structured incident response and disaster recovery plans, along with advanced employee cyber security training. We actively pursue any potential actions that will improve our existing systems. This cyber event had no material impact on the business, and no cardholder, or payments related data was compromised. Our direct losses associated with the cyber incident and its response were largely covered by our cybersecurity insurance, except for a deductible. We cannot assure you that a future cyberattack would be resolved in the same manner, and a future attack could have a much more negative impact on our business, results of operations, financial condition and prospects.

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

Since 2014, we have completed a total of four acquisitions which have allowed us to expand our product offerings. For example, on December 15, 2020 we acquired substantially all of the assets of IMS, a business consisting of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also continue to invest in our established business lines and new markets, such as our payment facilitation and prepaid card business. While we have grown the proportion of revenue from these newer products and services and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

If we do not adapt to rapid technological change, including as a result of AI, our business may fail.

Our success depends on our ability to develop new and enhanced services and related products that meet ever changing customer needs and industry standards. However, the market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology computer capabilities and the growing use of artificial intelligence, or AI, and machine learning.

Generative AI has become more publicly available and enterprise adoption of generative AI has grown. We use AI and machine learning technologies as supplementary tools in various aspects of our business, including fraud prevention, risk management, and customer service. While our use of AI is minimal at this time, our success will depend in part on our ability to successfully incorporate AI into our products and technologies.

We expect that new technologies applicable to the industries in which we operate, including the development, adoption, and use of generative AI technologies and autonomous AI agents, will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time, and may not ultimately be successful.

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

We have incurred substantial losses in the past and may incur additional losses in the future, and we may need additional financing in the future. We may be unable to obtain additional financing or if we obtain financing it may not be on terms favorable to us. Our inability to obtain additional financing when needed, or financing on terms favorable to us, could result in the loss of your entire investment.

We reported a net loss of $2.5 million and net income of $3.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. Including these results, we have an accumulated deficit of $70.5 million at December 31, 2025. Our future operating results are not certain and we may incur future operating losses.

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

Based on our current plans, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating expense and capital requirements for at least 12 months, although we may need funds in the future. At December 31, 2025, we had $7.4 million of cash and cash equivalents, and for the year ended December 31, 2025, operating activities provided $1.5 million. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling assets, borrowing money from a third party, or by selling debt or equity securities. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities to a level that operations can support. If we must cease or reduce our operating activities, you may lose your entire investment.

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

We have contractual relationships with North American Banking Company, or NABC, and TransPecos Bank, which are Originating Depository Financial Institutions, or ODFI, in the ACH network. The ACH network is a nationwide batch-oriented electronic funds transfer system that provides for the interbank clearing of electronic payments for participating financial institutions. An ODFI is a participating financial institution that must abide by the provisions of the ACH Operating Rules and Guidelines. Through our relationship with TransPecos Bank, and NABC, we process payment transactions on behalf of our customers and their consumers by submitting payment instructions in a prescribed ACH format. We pay volume-based fees to TransPecos Bank and NABC for debit and credit transactions processed each month, and pay fees for other transactions such as returns and notices of change to bank accounts. These fees are part of our agreed-upon cost structures with the banks. If the Federal Reserve rules were to introduce restrictions or modify access to the Automated Clearing House, our business could be materially adversely affected. Further, if one or all of TransPecos Bank, or NABC were to cancel our respective contract with the bank, our business could be materially affected. At this time, we believe we could find and enter into additional agreements with other bank sponsors on similar contractual terms, but no assurances can be made.

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

Substantially all of the card-based transactions we process involve the use of Visa, Mastercard or Discover credit cards. In order to provide payment-processing services for Visa, Mastercard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the respective Visa, Mastercard and Discover card associations. Both Central Bank of St. Louis and Wells Fargo Bank have sponsored us under the designations Third Party Processor, or TPP, and Independent Sales Organization, or ISO, with the Visa card association, and under the designations Third Party Servicer, or TPS, and Merchant Service Provider, or MSP, with the Mastercard card association. We have agreements with TriSource Solutions, LLC, Card Connect / First Data Merchant Services Corp. and Global Payments Inc. through which their member banks, Central Bank of St. Louis and Wells Fargo Bank, sponsor us for membership in the Visa and Mastercard card associations, and settle card transactions for our merchants. If our third-party processing provider, TriSource Solutions, Card Connect or Global Payments, or our bank sponsors, Central Bank of St. Louis, Wells Fargo Bank, or TransPecos Bank, fail to comply with the applicable requirements of the Visa, Mastercard, and Discover card associations, Visa, Mastercard or Discover could suspend or terminate the registration of our third-party processing provider. Also, our contracts with both of these third parties are subject to cancellation upon limited notice by either party. The cancellation of either contract, termination of their registration or any changes in the Visa, Mastercard or Discover rules that would impair the registration of our third-party processing provider could require us to stop providing such payment processing services if we are unable to enter into a similar agreement with another provider or sponsor at similar costs and upon similar contractual terms. Additionally, changing our bank sponsor could adversely affect our relationship with our merchants if the new sponsor provides inferior service or charges higher costs.

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

As of December 31, 2025, we have net deferred tax assets of $4.5 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors.

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

In the case of termination of the agreement due to death of the executive, we will be liable for separation payments equaling an amount of 2.95 times the respective base salary. The deferred compensation does not include amounts paid or accrued to the executive for bonuses or bonus compensation, benefits or equity awards. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. No deferred compensation will be due as long as we and/or an insurance company continues to pay the executive’s base salary, minus any monthly base salary already paid to the executive prior to his death pursuant to the executive’s disability, to the executive’s estate for a period of up to 36 months. If these continuing payments cease before 36 months, we will have to pay the executive’s estate the deferred compensation minus any base salary payments within 30 days of the cessation. We estimate the cash disbursements over time to be approximately $3.5 million for the agreement with Mr. Hoch. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule.

In the case of termination of the agreement due to disability without death, we will be liable for separation payments equaling an amount of disability benefits constituting base salary for three years. We estimate the cash disbursement over time to be $3.5 million for the agreement with Mr. Hoch. Unpaid and unearned bonus compensation or bonus deferred compensation is forfeited. Further, all stock options issued to the executive and all restricted stock granted to executive shall continue on their established vesting schedule. No further compensation will be due for compliance with the agreements’ non-compete, non-solicitation and disparagement clauses.

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

Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the charge-back systems and procedures maintained by the card association networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. We recorded fraud losses of $126,559 and $311,306, respectively, in 2025 and 2024. We experienced a decline in fraudulent accounts in 2025 due to the increasing number of traditional magnetic stripe cards being replaced with cards featuring Europay, MasterCard and Visa chip technology that offer improved security. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience future increases in fraud losses over our historical experience.

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

RISKS RELATED TO OUR INDUSTRY

The electronic commerce market is evolving and if it does not continue to grow, we may not be able to sell sufficient services to make our business viable.

The electronic commerce market is a service industry that continues to grow significantly. If the electronic commerce market fails to grow or grows slower than anticipated, or if we are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine industries, we and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

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

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation.

The Dodd-Frank Act effected and required significant changes to United States financial regulations, including regulations addressing fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. The Dodd-Frank Act also established the CFPB to regulate consumer financial services, including many services offered by our customers. The CFPB is responsible for enforcing and writing rules regarding consumer access to disclosures, fees and statements, error resolution, limited liability and overdrafts when using prepaid cards.

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

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our general purpose re-loadable prepaid cards, and the maintenance fees charged on our general purpose re-loadable cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are re-loadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager, promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our general purpose re-loadable cards. However, it is possible that despite our instructions and policies to the contrary, a retailer engaged in offering our general purpose re-loadable cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our general purpose re-loadable cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our general purpose re-loadable cards from the gift cards. In such event, it is possible that such general purpose re-loadable cards would lose their eligibility for such exemption to the CARD Act and its requirements, and therefore we could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our general purpose re-loadable cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our general purpose re-loadable cards, each of which would likely have a material adverse impact on our revenues.

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

Our business is subject to U.S. federal anti-money laundering, or AML, laws and regulations, including the Bank Secrecy Act, or BSA. AML laws among other things, require certain financial services providers to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.

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

Banking-related provisions of the USA PATRIOT Act have been implemented as additions to the banking rules regarding monetary instrument sales record keeping requirements and tracking of cash movements. In our capacity as an agent for Sunrise Banks, N.A., the issuing bank for our prepaid card programs and in our capacity as an agent for NABC and TransPecos Bank, the sponsoring banks for our ACH services, we are required to comply with these rules. We are also required to implement a Customer Identification Program and establish an Anti-Money Laundering program and to report any suspected money laundering to the appropriate agencies. Our compliance with such regulations increases our responsibilities and costs associated with the administration of our debit card programs.

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

The use of AI could make us subject to evolving regulatory risks

We use AI and machine learning technologies in various aspects of our business, including fraud prevention, risk management, and customer service. While our use of AI and machine learning is minimal at this time, its use can present risks. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI-generated outputs. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S., such as the SEC, FTC, and U.S. state regulations, may impose significant operational costs and may limit our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile, and you may not be able to sell your shares at a price higher than what you paid.

The market for our common stock is highly volatile. In 2025 our stock price fluctuated between $1.24 and $2.92. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Pursuant to our 2025 Equity Incentive Plan (the “2025 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. There are 5,250,000 shares of common stock reserved for issuance under the 2025 Plan. Additionally, the number of shares of our common stock reserved for issuance under our 2025 Plan automatically increases on January 1 of each year, beginning on January 1, 2026, and continuing through and including January 1, 2035, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors, or Board.

In addition, pursuant to our 2023 Employee Stock Purchase Plan (“ESPP”), we have reserved 2,500,000 shares of common stock. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares. As of December 31, 2025, 128,537 shares of our common stock had been purchased pursuant to the ESPP.

Unless our Board elects not to increase the number of shares available for future grant pursuant to our 2025 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Subject to the rules of The Nasdaq Stock Market, our articles of incorporation authorize our Board to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common Stock. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than our common stock.

We have not paid any cash dividends in the past and have no plans to pay cash dividends in the future, which could cause our common stock to have a lower value than that of similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board.

While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to pay cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies that pay cash dividends.

Shares eligible for future sale may depress our stock price.

As of March 16, 2026, we had 27,746,208 shares of common stock outstanding of which approximately 5,240,200 shares were held by affiliates. All of the shares of common stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Sales of shares of common stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all common stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their common stock and there may be a lack of supply of, or demand for, our common stock on The Nasdaq Stock Market. In the case of a lack of supply of our common stock offered in the market, the trading price of our common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our common stock because they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly after our listing.

Our directors and officers have substantial control over us.

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 19% of our outstanding common stock as of March 16, 2026. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.

We have adopted certain measures that may make it more difficult for a third party to acquire control of our Company.

Our Board members are classified into three classes of directors serving staggered three-year terms. Such classification of our Board expands the time required to change the composition of the majority of directors and may discourage a proxy contest or other takeover bid for our Company. These provisions in our bylaws could make it more difficult for a third party to acquire us without the approval of our Board. In addition, the Nevada corporate statute contains certain provisions that could make an acquisition by a third party more difficult.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.

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

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. Since 2024, our Information Security Management System has been certified to conform to SOC 2 Type 2 and PCI, and are working to conform to ISO 27001.

Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

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

The Board is responsible for overseeing the Company’s enterprise risk, and has established its Risk and Cybersecurity Committee with specific responsibility for overseeing cybersecurity threats, among other things. The Company’s cybersecurity organization is led by the Chief Technology Officer, or CTO, who is responsible for assessing and managing material risks from cybersecurity threats and reports to Usio’s CEO, CAO, and Legal team, as well as to the Risk and Cybersecurity Committee. The CTO has served in this role for 18 years, and more than 22 years with the Company developing, maintaining, and securing our corporate network and information technology systems. The CTO holds a bachelor's degree in information technology from the University of Texas at San Antonio with over 11 years of previous software and hardware systems engineering experience.

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

ITEM 2. PROPERTIES.

The Company leases approximately 10,535 square feet of office space for its San Antonio, Texas executive offices and operations. On September 18, 2025 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2030. Rental expense, excluding rental expense for the additional space referenced below, under the operating lease was $174,380 and $165,817 for the years ended December 31, 2025 and 2024, respectively.

Pursuant to a lease amendment that commenced on April 1, 2021, we began leasing an additional 2,734 square feet of space at our San Antonio, Texas office building. The incremental annual rent for this additional space during the lease term ranges from $57,000 to $60,000. Rental expense for this additional space for the years ended December 31, 2025 and 2024 was $51,249 and $49,653, respectively.

Pursuant to a second lease amendment that commenced on April 1, 2022, we began leasing an additional 6,628 square feet of space at our San Antonio, Texas office building. The incremental annual rent for this additional space during the lease term ranges from $144,000 to $156,000. Rental expense for this additional space for the years ended December 31, 2025 and 2024 was $114,995 and $109,355, respectively.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations. The lease had a remaining life of 45 months and expired on September 30, 2024. On September 16, 2024 the Company entered into a lease amendment commencing on October 1, 2024, extending the term of the existing lease for a period of 60 months, expiring on September 30, 2029. The space leased is 22,400 square feet. Annual rents during the lease term range from $174,000 to $225,000. Rental expense for the years ended December 31, 2025 and 2024 was $177,993 and $135,489, respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. On January 31, 2024, the Company entered into a lease amendment commencing on February 1, 2024, extending the term of the existing lease for a period of 24 months and expiring on January 31, 2027. The space leased is 1,890 square feet. Rental expense for the years ended December 31, 2025 and 2024 was $78,700 and $83,610, respectively.

The Company has various copier equipment with a lease that has not expired. Rental expense was $5,497 and $5,508 for the years ended December 31, 2025 and 2024, respectively.

The weighted average remaining lease term for all of our leases is 3.95 years. The weighted average discount rate is 4.61%.

The Company recognized total operating lease expense of approximately $728,000 and $660,000 for the years ended December 31, 2025 and 2024, respectively. In 2025, the operating lease expense of $728,000 consisted of $597,000 of fixed operating expense and $131,000 of interest expense.

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

On May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint, and this motion was heard August 5, 2024. On March 14, 2025 the motion was denied.

On July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee.

On September 29, 2025, Kauder, Pioletti and Triple Pay Play agreed to Usio’s settlement and filed a Joint Notice of Voluntary Nonsuit with Prejudice in The Chancery Court of Maury County Tennessee on October 10, 2025. The settlement was in the amount of $115,000, which was recorded on our statement of operations as a reduction of SG&A expense for the year ended December 31, 2025.

KDHM, LLC

On September 1, 2021, KDHM, LLC ("KDHM"), an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas, claiming a breach of the asset purchase agreement executed by the parties on December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

On March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On May 2, 2024, the court denied Usio’s motion. On July 12, 2024, we filed an appeal on the lower court's decision. As part of the July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 5 of the notes to our consolidated financial statements in this report for more information.

On April 2, 2025, the Fourth Court of Appeals reversed the trial court’s judgment and rendered judgement that KDHM should take nothing against Usio on its “money had and received claim.” With respect to the remaining claims, the court remanded back to the lower court. On April 11, 2025, KDHM filed a Motion for Reconsideration with the appellate court, which was denied on May 5, 2025.

On August 8, 2025, KDHM filed in the Supreme Court of Texas a Petition for Review from the Fourth Court of Appeals at San Antonio, Texas, which was denied on January 30, 2026.

On February 6, 2026, KDHM agreed to Usio’s settlement. The settlement was in the amount of $120,000, which will be recorded on our statement of operations as a reduction of SG&A expense in 2026.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of December 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance. As a result of the KDHM lawsuit settlement, the Company will not renew the line of credit or letter of credit upon their maturity. There are no ongoing costs associated with the maintenance of either of these credit facilities.

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

Holders

On March 16, 2025, 27,746,208 shares of our common stock were issued and outstanding. As of March 16, 2026, there were 3,055 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board authorized the repurchase of up to $1 million of our common stock from time to time on the open market, in block transactions, or in privately negotiated transactions. On January 9, 2018, the Board added an additional $2 million to the buyback plan. The program began on November 16, 2016 and ended on September 29, 2019. At September 29, 2019 when the program ended, $1,419,701 was available under the repurchase plan. The program was used for purchases of shares of common stock from employees and directors, and for open-market purchases through a broker. On November 7, 2019, the Board approved the renewal of the share buyback program. The Board approved a limit of $1,420,000, which was rolled over from the prior buyback program with a three-year duration. On May 13, 2022, and again on March 24, 2025, the Board authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration or the date the Board, at its sole discretion, terminates or suspends the program. The program continues to be used for the purchase of shares of common stock from employees and directors, and for open-market purchases through a broker. The following table shows our fourth quarter of 2025 stock purchases under the buyback plan as of December 31, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

October 1, 2025 to October 31, 2025	102,135	$1.47	102,135	$3,957,677
November 1, 2025 to November 30, 2025	46,132	$1.41	46,132	3,892,630
December 1, 2025 to December 31, 2025	57,882	$1.48	57,882	3,806,943
Total	206,149

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

We also offer payment facilitation, or PayFac, services through a leveraged, one to many, distribution model. Following the completion of the Singular Payments acquisition, we launched our payment facilitation, PayFac, platform called "PayFac-in-a-Box" in late 2018 targeting partnership opportunities with app and software developers in bill-centric verticals, such as legal, healthcare, property management, utilities and insurance. The PayFac-in-a-Box platform 'integration layer' offers a simple integration experience for technology companies who are looking to monetize payments within an existing base of downstream clients. The added value of offering our integration partners access to credit card, debit card, ACH and prepaid card issuance capabilities through a single vendor partner relationship in face-to-face, mobile and virtual payment acceptance environments provides a true single channel commerce experience through an application programming interface, API.

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

We continue to actively work on expanding and supplementing our product offerings in order to retain key customers, as well as extend our market reach. Through our diverse payment channels, we believe we offer a comprehensive payment ecosystem that can satisfy the variety of needs any client may have. As a result, not only do we have a portfolio of products that we believe is attractive to the broader payment market and can drive new customer growth, but our embedded technology also improves relationships with existing clients by increasing engagement and customer loyalty.

Strategy

We believe that our success in 2026 and beyond will continue to depend in large part on our ability to (a) scale recurring revenues and deepen partner relationships, (b) expand our product offerings, (c) pursue disciplined, accretive opportunities, (d) enhance shareholder value via operational execution and capital allocation, and (e) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, and growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business to enable expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue, and net new client implementations and onboards occur regularly due to our ability to address the needs of our market.

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale, and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings and remaining relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In 2025, our revenues increased 3% to $85.4 million, as compared to $82.9 million in 2024, due primarily to strong growth in our ACH and complementary services line of business, though offset in large part by declines in our prepaid card services line of business and interest revenues. The strong growth in our ACH and complementary services line of business was due to organic growth from existing customers and net new client implementations and onboarding. The decrease in our prepaid card services revenues was due to declines from one of our key prepaid card programs, as its business was impacted by the loss of a key customer that made significant contributions to Usio revenues in 2024. Lower interest revenues were driven by interest rates and interest bearing deposits declining versus the prior year.

Expand our product offerings. We maintain a committed focus on the ever changing technological landscape within the payments ecosystem. We believe that regularly attending payments focused conferences, webinars, and training sessions, alongside our consistent communication with customers and clients, enables us to be informed of the most current, and future, applications and evolutions of financial technologies. We believe that this allows us to implement new feature functionality to existing products and introduce new payment methods. This has led to our evolution from being an EBPP provider at the Company's founding, to the diverse payment provider we are today, with offerings such as ACH processing, PINless debit, RTP, prepaid card issuance, and credit card processing. In the digital marketplace, it is especially crucial to match the need for diversified payment options in an increasingly ecommerce driven world.

Pursue disciplined, accretive opportunities. Acquisitions have been a key element in our growth-focused strategy, both by adding net new customers and by enhancing our suite of payment technologies. This is evident through our acquisitions of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The Company continually evaluates the markets for opportunities to acquire or partner with accretive opportunities that align with our core competencies. In 2025, we acquired the assets of PostCredit, which we believe once again represents an opportunity to enhance our existing products and to introduce us as a new competitor in the expense management market vertical. We cannot assure you that we will be able to complete any acquisitions in the future.

Enhancing shareholder value via operational execution and capital allocation. By appropriately managing our expenses (which are discussed under "- Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing selling, general and administrative, or SG&A, expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. SG&A expenses were up in the year, at $18.4  million as compared to  $16.7 million in the prior year. The increase in SG&A expense was primarily due to increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses. For more information, see "-Results of Operations - Selling, General and Administrative Expenses" below.

Assimilating Current and Future Acquisitions. The assimilation of our previous acquisitions has been critical in both the retention of purchased assets and their growth, through cross-selling and implementation into our broader infrastructure, which allows for increased diversity of offerings and support. Successfully assimilating acquisitions remains a crucial priority for the success of the Company. The recent acquisition of PostCredit represents an especially critical component of this strategy, and may require significant time investment and capital expenditure to fully implement. We cannot assure you that we will be able to successfully assimilate new and future acquisitions.

Summary of Results

In 2025, we processed $8.4 billion for all payment types, which was up 19% from the prior year volume of $7.1 billion total dollars processed due to strong growth in our ACH and complimentary services business unit and PINless debit product line, via organic growth and net new customer acquisitions. In addition, success in our PayFac platform drove growth, and exceeded the attrition in our legacy credit card processing portfolios by focusing on our distributed sales force and Independent Software Vendor, or ISV, market. We believe this strategy will continue to drive superior results over time. Total transactions processed were up 30% in 2025 to 60.8 million.

ACH or electronic check transactions processed for 2025 increased by 29.3% compared to 2024. Returned check transactions increased by 31.2% in 2025 compared to 2024.

Credit card dollars processed in 2025 increased by 12.7% compared to 2024 and credit card transactions processed for 2025 increased by 66.3% compared to 2024.

All of these metrics for dollars and transactions processed represent all-time records for the Company.

Prepaid card load volume decreased by 40.6% and transaction volume decreased by 26.5%. These declines were driven primarily by the loss of a downstream customer from one of our key clients in 2025, which had contributed significant load and transaction processing volume in the prior year period. While there has been success in new client onboarding, replacement of this customer has been delayed as many of our more meaningful new programs have anticipated start dates in mid to late 2026.

Material Trends and Uncertainties

On August 16, 2022, former President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases, when repurchases of stock on an established securities market exceed $1 million in a tax year. On May 13, 2022, and again on March 24, 2025, the Board authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. In the year ended December 31, 2025, the Company had repurchased approximately $1.1 million of stock as part of its buyback program for which the Company may be required to pay approximately $11,000 in excise tax. Should the Company opt to continue the repurchase of its securities on the open market, and the IRA remain in effect, we may qualify for this tax in 2026, and future years.

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia and Ukraine conflict and the military actions in Iran by the U.S. and Israel, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. In April 2025, developments relating to tariffs intensified concerns over the global macroeconomic environment. Volatility across financial markets rose and the prospect of a U.S. recession increased further. Uncertainty around the path forward and concerns over the potentially escalating effects of a trade war have created risks for the U.S. and global economies. A deterioration in macroeconomic conditions as well as ongoing uncertainty regarding tariffs or trade disputes could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

As the Federal Reserve has worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $1.9 million in interest earnings in 2025. Of this interest, $1.5 million was recognized as revenue in the respective business lines for which the cash balances are held, and $0.4 million as interest income. In 2024, the Federal Reserve lowered the federal funds rate four times by a cumulative 1%, and by 0.25% twice in 2025 during September and October 2025, which has resulted in lower interest earnings on our interest-bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Critical Accounting Policies and Estimates

General

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, credit losses, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider these accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

For a summary of critical accounting policies, please refer to the Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies.

Reserve for Processing Losses

 If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company did not incur any significant processing losses in 2025, but has experienced substantial losses in the past. For example, in the first quarter of 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identify fraud from multiple merchants, of which $755,494 was deducted from our reserve for processing losses. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2025 and 2024, the Company’s reserve for processing losses was $784,937 and $897,116, respectively, included as an accrued expense on the consolidated balance sheets.

Accounts Receivable/Allowance for Estimated Credit Losses

 Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $404,132 and $324,000 at December 31, 2025 and 2024, respectively.

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

Key Business Metrics - Non-GAAP Financial Measures

This Annual Report on Form 10-K includes the following non-GAAP financial measures as defined in Regulation G adopted by the SEC: EBITDA, adjusted EBITDA, and adjusted EBITDA margins. The Company reports its financial results in compliance with GAAP, but believes that also discussing non-GAAP financial measures provides investors with financial measures the Company uses in the management of its business.

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

We reported adjusted EBITDA loss of ($0.2) million for the quarter ended December 31, 2025, as compared to an adjusted EBITDA of $0.5 million for the same period in the prior year. The decrease in adjusted EBITDA in the 2025 quarter was attributable to increases in SG&A and reduced gross profit as a result of declines in interest revenue.

We reported adjusted EBITDA of $1.3 million for the twelve months ended December 31, 2025, as compared to an adjusted EBITDA of $2.9 million for the same period in the prior year. The decrease in adjusted EBITDA in 2025 was attributable to increases in SG&A.

The following table is a reconciliation of Net Loss to EBITDA for the three and twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended
	December 31, 2025	December 31, 2024

Reconciliation from Operating Income/(Loss) to Adjusted EBITDA:
Operating income (loss)	$(2,359,605)	$(1,470,345)
Depreciation and amortization	1,946,224	2,263,302
EBITDA	(413,381)	792,957
Non-cash stock-based compensation expense, net	1,743,893	2,093,406
Adjusted EBITDA	$1,330,512	$2,886,363

Calculation of Adjusted EBITDA margins:
Revenues	$85,393,626	$82,931,840
Adjusted EBITDA	1,330,512	2,886,363
Adjusted EBITDA margins	1.6%	3.5%

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

Results of Operations

Revenues

Our revenues are principally derived from providing integrated electronic payment services to merchants and businesses, including credit and debit card-based processing services and transaction processing via the ACH network and the program management and processing of prepaid debit cards, and we also offer additional output solution services relating to electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Year Ended December 31,
	2025	2024	$ Change	% Change

ACH and complementary service revenue	$22,199,050	$16,678,324	$5,520,726	33%
Credit card revenue	30,012,875	29,267,546	745,329	3%
Prepaid card services revenue	11,004,704	14,080,650	(3,075,946)	(22)%
Output Solutions revenue	20,645,353	20,618,996	26,357	0%
Interest - ACH and complementary services	745,252	789,717	(44,465)	(6)%
Interest - Prepaid card services	615,442	1,345,679	(730,237)	(54)%
Interest - Output Solutions	170,950	150,928	20,022	13%
Total Revenues	$85,393,626	$82,931,840	$2,461,786	3%

Total revenues for 2025 increased by 3% to $85.4 million from $82.9 million in 2024. This increase came primarily from our ACH and complementary services business line, which increased by 33%, due to successful sales efforts to grow our organic customer base, alongside net new client implementations. Growth in our credit card line of business was also up 3% as a result of our Payfac credit card segment outpacing both attrition in our legacy base, and the loss of a key customer in the first quarter of 2025, who contributed meaningful revenue throughout 2024. Total revenue growth, however, was reduced due to prepaid card services revenue declining  22% as a result of the loss of a downstream customer from one of our key clients due to it being acquired at the start of 2025. This downstream customer contributed significant revenues in 2024 that were not present in 2025. While there have been successful efforts to onboard new clients with the capability of replacing this revenue and continuing growth in our prepaid business line, much of the material new business is not anticipated to begin until the second half of 2026. Interest revenues were also down 33% on the year across all sectors as a result of lower interest rates and reduced cash balances held throughout 2025. Revenues from Output Solutions were flat, reflecting challenges in growing at a rate that exceeds attrition in an increasingly competitive market landscape for print and mail services. The acquisition of a new folder and inserter piece of equipment in late 2023, alongside the purchase of a new printer at the end of 2025, which is expected to be operational in early 2026, are expected to help increase capacity and the speed at which we can complete jobs. We anticipate this helping ensure we can sustain existing operations, enhance our competitiveness, and increase our capability of generating new business, while also lowering our costs to process print and mail services at scale. Results have already been realized, as the quantity of mail we printed and delivered in the first two months of 2026 was higher than in any other two-month period in the history of the Company.

Cost of Services

Cost of services includes the cost of personnel dedicated to the creation and maintenance of connections to third-party payment processors and the fees paid to such third-party providers for electronic payment processing services. Through our contractual relationships with our payment processors and sponsoring banks, we process ACH and debit, credit or prepaid card transactions on behalf of our customers and their consumers. We pay volume-based fees for debit, credit, ACH and prepaid transactions initiated through these processors or sponsoring banks, and pay fees for other transactions such as returns, notices of change to bank accounts and file transmission. Cost of services expense was $65.7 million and $63.3 million for 2025 and 2024, respectively. Cost of services expenses increased by $2.4 million, or 4%, in 2025 as compared to 2024 primarily due to increased revenues. Increases in our cost of services outpaced revenue growth due to the shift in revenue-generating business lines. This was primarily related to declines in higher margin prepaid card services revenues and increases in lower margin revenues from complementary services in our ACH and complementary service business line, such as PINless debit.

Gross Profit

Gross profit is the net profit after deducting the cost of services. Gross profit was $19.7 million and $19.6 million for 2025 and 2024, respectively. Gross profit increased nominally by $0.1 million, or 0.4%, in 2025 as compared to 2024. Gross profit margins were down slightly from 23.7% in 2024 to 23.1% in 2025, reflective of both a decline in our 100% margin interest revenues, alongside a shift in our business mix, as higher margin prepaid revenues made up a smaller portion of overall revenues.

Stock-based Compensation

Stock-based compensation expense decreased to $1.7 million in 2025 from $2.1 million in 2024. Our stock-based compensation expenses for 2025 and 2024 represented the amortization of deferred compensation expenses related to incentive stock grants to employees, officers and directors. The decrease in stock-based compensation was primarily attributable to various three year RSUs and 10 year grants fully vesting during 2025. This vesting offset the increase in stock-based compensation expense related to our June 21, 2024 and August 21, 2025 stock grants. Please refer to Notes 9 and 11 to our Consolidated Financial Statements included elsewhere in this Annual Report for incremental information regarding these stock grants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased to $18.4 million in 2025 from $16.7 million in 2024. The increase of $1.6 million, or 10%, represented continued investments in staffing and employee retention through various hires and salary increases, alongside increased expenditures related to the Company's security and IT infrastructure to strengthen the Company's defense from cybersecurity risks. Further investments were made to increase our customer success, implementations of merchant onboarding processes, and partner and client integrations strategy to sustain existing operations and future growth.

Depreciation and Amortization

Depreciation and amortization expense consist of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisition, or developed as internal use software.

Depreciation and amortization expense decreased to $1.9 million in 2025 as compared to $2.3 million in 2024. The decrease of $0.3 million, or 14%, was primarily attributable to the completed depreciation of fixed and intangible assets related to internal use software.

Other Income, net

Interest income decreased to $0.4 million in 2025 from $0.5 million in 2024 due to both lower interest rates, and interest-bearing cash balances. Other income, net was $0.4 million for 2025, as compared to income of $2.1 million for 2024 due to the employee retention tax credit recorded under the CARES Act, and extended by the ARPA, received in 2024, and recorded as other income in our consolidated statement of operations.

Income Taxes

State income tax expense was $458,599 in 2025 and $449,227 in 2024. The state income tax expense represents amounts incurred under the Texas franchise tax.

Income tax reported was an expense of $0.5 million in 2025 and a benefit of $2.6 million in 2024, with the difference due to the decrease in our valuation allowance of approximately $3.6 million, and an increase in our deferred tax asset to approximately $4.5 million, resulting in a federal income tax benefit to the Company of $3.1 million in 2024. Please refer to Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report for incremental information regarding this deferred tax asset.

Net Income (Loss)

Income (loss) before income taxes was a loss of $2.0 million in 2025 and income of $0.7 million in 2024, with the decline from 2024 to 2025 due primarily to increased SG&A expenses in 2025 versus 2024 alongside the presence of $1.7 million recorded in 2024 as part of the one time employee retention tax credit issued under the CARES which was not present in 2025, to offset the higher operating loss.

We reported a net loss of $2.5 million and net income of $3.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in net income (loss) was due to the 2024 federal income tax benefit of $3.0 million, combined with the receipt of the employee retention tax credit in 2024, which did not occur in 2025. Please refer to Note 11 to our Consolidated Financial Statements included elsewhere in this annual report for additional information regarding this deferred tax asset.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and, if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. At December 31, 2025, we had $7.4 million of cash and cash equivalents, as compared to $8.1 million of cash and cash equivalents at December 31, 2024. The decrease was primarily a result of the increased SG&A and lower interest revenues/income. For the year ended December 31, 2025, net cash provided by operating activities was $1.5 million, and for the year ended December 31, 2024, cash provided by operations was $2.9 million with the decrease due primarily to the absence of the employee retention tax credit that was received in 2024, combined with increased SG&A expense. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of warrant costs, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues. To the extent we require other sources of capital, we may seek a commercial line of credit or sell debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.

We reported working capital of $9.4 million and $10.2 million at December 31, 2025 and 2024, respectively. This decrease was a result of declines in cash and cash equivalents, alongside lower accounts receivable.

We have in the past, and may in the future, utilize equipment loans in order to finance the cost of particular pieces of equipment. On March 20, 2021, we entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024. The repayment schedule was for 36 months at $4,902 per month. Annual payments were $58,821. The financing was at an annual interest rate of 3.95%. This equipment loan was paid off in its entirety in 2024 with total payments of $14,536 during 2024.

On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and an annual interest rate of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $191,812 for the twelve months ended December 31, 2025  and $146,074 for the twelve months ended December 31, 2024.

On  September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of  March 19, 2031 and an annual interest rate of 6.75%. Monthly principal and interest payments are required in the amount of $20,088, with monthly interest only payments in the amount of $5,758 required for the first six months of the loan term beginning in October 2025. As of December 31, 2025, only $791,742 in proceeds have been drawn from the loan and presented on the Company's balance sheet with the remaining commitment of $226,212 still available. Total payments on the printer loan in 2025 were $6,574.

As of December 31, 2025, the Company maintains an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit, which was settled in February 2026.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of December 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal, but remains fully available.

The Company has an irrevocable letter of credit in the amount of $474,229, issued on June 3, 2024, with a maturity date of June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance.

As a result of the KDHM lawsuit settlement, the Company will not renew the line of credit or letter of credit upon their maturity. There are no ongoing costs associated with the maintenance of either of these credit facilities.

These credit facilities were arranged to comply with legal requirements related to the Company’s appeal and to provide additional liquidity resources if needed. Management continues to monitor its financial position and believes that existing cash balances, along with these credit facilities, are sufficient to meet operational needs and legal obligations.

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

Cash Flows

Net cash provided by operating activities totaled $1.5 million for 2025 as compared to net cash provided by operating activities of $2.9 million in 2024. The decrease in cash provided by operating activities was due primarily to the absence of the employee retention tax credit that was received in 2024, combined with increased SG&A expense.

Net cash used by investing activities was $1.5 million for 2025 and $0.9 million in 2024. The increase in investing activities was due to increased expenditures related to capitalized labor for internal use software.

Net cash provided by financing activities for 2025 was $28.7 million compared to net cash used by financing activities of $5.1 million for 2024. The increase in cash provided by financing activities was primarily attributable to changes in the balance of our assets held for customers related to their payment processing, proceeds from the equipment loan related to our new printer, and a decrease of treasury stock repurchases in 2025 by approximately $0.3 million over 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Usio, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Usio, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2024 were audited by Pannell Kerr Forster of Texas, P.C., who joined WithumSmith+Brown, P.C., on June 1, 2025, and rendered their opinion on such statements on March 26, 2025.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Other Matter

The consolidated financial statements of the Company, including the accompanying consolidated balance sheet, as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2024 and the related notes were audited by Pannell Kerr Forster of Texas, P.C., who joined WithumSmith+Brown, P.C., on June 1, 2025, and rendered their opinion on such statements on March 26, 2025.

/s/ WithumSmith+Brown, P.C.

Houston, Texas United States

March 18, 2026

PCAOB ID 100

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas United States

March 26, 2025

PCAOB ID 342

We served as the Company's auditor in 2024.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$7,434,051	$8,056,891
Settlement processing assets	74,180,475	47,104,006
Prepaid card load assets	27,623,728	25,648,688
Customer deposits	2,281,220	1,918,805
Accounts receivable, net	5,274,586	5,053,639
Accounts receivable, tax credit	—	1,494,612
Inventory	461,675	403,796
Prepaid expenses and other	1,359,382	585,500
Merchant reserves	4,795,537	4,890,101
Total current assets	123,410,654	95,156,038

Property and equipment, net	4,157,393	3,194,818

Other assets:
Intangibles, net	9,759	881,346
Deferred tax asset, net	4,526,228	4,580,440
Operating lease right-of-use assets	2,423,231	3,037,928
Other assets	362,949	357,877
Total other assets	7,322,167	8,857,591

Total Assets	$134,890,214	$107,208,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$880,590	$1,256,819
Accrued expenses	3,326,445	3,366,925
Operating lease liabilities, current portion	639,805	612,680
Equipment loan, current portion	289,317	147,581
Settlement processing obligations	74,180,475	47,104,006
Prepaid card load obligations	27,623,728	25,648,688
Customer deposits	2,281,220	1,918,805
Merchant reserve obligations	4,795,537	4,890,101
Total current liabilities	114,017,117	84,945,605

Non-current liabilities:
Equipment loan, non-current portion	1,074,711	571,862
Operating lease liabilities, non-current portion	1,885,983	2,534,017
Total liabilities	116,977,811	88,051,484

Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding in 2025 and 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 31,562,178 and 29,902,415 issued and 27,729,704 and 26,609,651 outstanding in 2025 and 2024, respectively	31,562	198,317
Additional paid-in capital	102,363,590	99,676,457
Treasury stock, at cost; 3,832,474 and 3,292,764 shares in 2025 and 2024, respectively	(6,837,181)	(5,770,592)
Deferred compensation	(7,100,573)	(6,914,563)
Accumulated deficit	(70,544,995)	(68,032,656)
Total stockholders' equity	17,912,403	19,156,963

Total Liabilities and Stockholders' Equity	$134,890,214	$107,208,447

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2025	December 31, 2024

Revenues	$85,393,626	$82,931,840
Cost of services	65,700,927	63,317,396
Gross profit	19,692,699	19,614,444

Selling, general and administrative:
Stock-based compensation	1,743,893	2,093,406
Other expenses	18,362,187	16,728,081
Depreciation and amortization	1,946,224	2,263,302
Total operating expenses	22,052,304	21,084,789

Operating loss	(2,359,605)	(1,470,345)

Other income:
Interest income	407,160	464,746
Other income	5,000	1,737,685
Interest expense	(52,083)	(53,802)
Other income, net	360,077	2,148,629

Income (loss) before income taxes	(1,999,528)	678,284

Federal income tax expense (benefit)	54,212	(3,076,440)
State income tax expense	458,599	449,227
Income taxes	512,811	(2,627,213)

Net Income (loss)	$(2,512,339)	$3,305,497

Earnings (loss) Per Share
Basic income (loss) per common share:	$(0.09)	$0.12
Diluted income (loss) per common share:	$(0.09)	$0.12
Weighted average common shares outstanding (see Note 13)
Basic	26,926,838	26,852,129
Diluted	26,926,838	26,852,129

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid - In	Treasury	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2023	28,661,406	$197,087	$97,479,830	$(4,362,150)	$(6,907,775)	$(71,338,153)	$15,068,839

Issuance of common stock under equity incentive plan	1,189,050	1,178	2,130,336	—	(1,497,300)	—	634,214
Reversal of deferred compensation amortization that did not vest	66,959	67	97,596	—	—	—	97,663
Deferred compensation amortization	(15,000)	(15)	(31,305)	—	31,320	—	—
Non-cash return of treasury stock	—	—	—	—	1,459,192	—	1,459,192
Purchase of treasury stock, at cost	—	—	—	(1,408,442)	—	—	(1,408,442)
Net income	—	—	—	—	—	3,305,497	3,305,497

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	1,243,575	1,243	1,928,490	—	(1,324,800)	—	604,933
Issuance of common stock under employee stock purchase plan	61,578	62	90,583	—	—	—	90,645
Issuance of common stock for software acquisition	354,610	355	499,645	—	—	—	500,000
Deferred compensation amortization	—	—	—	—	1,138,790	—	1,138,790
Purchase of treasury stock, at cost	—	—	—	(1,066,589)	—	—	(1,066,589)
Net loss	—	—	—	—	—	(2,512,339)	(2,512,339)

Balance at December 31, 2025	31,562,178	$31,562	$102,363,590	$(6,837,181)	$(7,100,573)	$(70,544,995)	$17,912,403

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	December 31, 2024

Operating Activities
Net income (loss)	$(2,512,339)	$3,305,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,946,224	2,263,302
Loss on disposal of equipment	—	18,340
Deferred federal income tax expense (benefit)	54,212	(3,076,440)
Employee stock-based compensation	1,743,893	2,093,406
Allowance for expected credit losses	80,132	5,000
Reserve for processing losses	(112,179)	(70,588)
Changes in operating assets and liabilities:
Accounts receivable	(301,079)	505,499
Accounts receivable, tax credit	1,494,612	(1,494,612)
Prepaid expenses and other	(773,882)	(141,429)
Operating lease right-of-use assets	614,697	(617,146)
Other assets	(5,072)	(2,520)
Inventory	(57,879)	19,012
Accounts payable and accrued expenses	(304,530)	(138,087)
Operating lease liabilities	(620,909)	593,937
Merchant reserves	(94,564)	(419,994)
Customer deposits	362,415	53,074
Net cash provided by operating activities	1,513,752	2,896,251

Investing Activities
Purchases of property and equipment	(435,014)	(195,877)
Capitalized labor for internal use software	(1,102,368)	(796,004)
Sale of equipment	—	47,500
Net cash used by investing activities	(1,537,382)	(944,381)

Financing Activities
Payments on equipment loan	(147,157)	(106,807)
Proceeds from equipment loan	791,742	—
Proceeds from issuance of common stock	90,645	97,663
Purchases of treasury stock	(1,066,589)	(1,408,442)
Assets held for customers	29,051,509	(3,725,882)
Net cash provided (used) by financing activities	28,720,150	(5,143,468)

Change in cash, cash equivalents, customer deposits and merchant reserves	28,696,520	(3,191,598)
Cash, cash equivalents, customer deposits and merchant reserves, beginning of year	87,618,491	90,810,089

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Year	$116,315,011	$87,618,491

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$52,083	$53,802
Income taxes	—	290,144
Non-cash operating activities:
Right of use assets obtained in exchange for operating lease liabilities	$—	$1,156,543
Non-cash investing and financing activities:
Issuance of deferred stock compensation	$1,324,800	$1,497,300
Issuance of common stock for PostCredit acquisition	500,000	—

The reconciliation of cash and cash equivalents to cash, cash equivalents, customer deposits and merchant reserves is as follows for each period presented:

	December 31, 2025	December 31, 2024

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$8,056,891	$7,155,687
Settlement processing assets	47,104,006	44,899,603
Prepaid card load assets	25,648,688	31,578,973
Customer deposits	1,918,805	1,865,731
Merchant reserves	4,890,101	5,310,095
Total	$87,618,491	$90,810,089

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,434,051	$8,056,891
Settlement processing assets	74,180,475	47,104,006
Prepaid card load assets	27,623,728	25,648,688
Customer deposits	2,281,220	1,918,805
Merchant reserves	4,795,537	4,890,101
Total	$116,315,011	$87,618,491

The accompanying notes are an integral part of these consolidated financial statements.

USIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization: Usio, Inc., together with its subsidiaries, FiCentive, Inc., a Nevada corporation, and Zbill, Inc., a Nevada corporation (collectively, "Usio" or the "Company" or "we," "us" or "our"), provides integrated electronic payment services, including credit and debit card-based processing services and transaction processing via the Automated Clearing House, or ACH, network to billers and retailers. The Company also has an additional wholly-owned subsidiary, Usio Output Solutions, Inc., which is the entity for Output Solutions' operations. In addition, the Company operates various product websites, such as www.usio.com, www.singularpayments.com, www.payfacinabox.com, www.ficentive.com, www.akimbocard.com, and www.usiooutput.com.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with Accounting Standards Codification ("ASC") 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Usio Output Solutions, Inc. provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held on which the Company earns interest revenues include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

	Year Ended December 31,
	2025	2024	$ Change	% Change

ACH and complementary service revenue	$22,199,050	$16,678,324	$5,520,726	33%
Credit card revenue	30,012,875	29,267,546	745,329	3%
Prepaid card services revenue	11,004,704	14,080,650	(3,075,946)	(22)%
Output Solutions revenue	20,645,353	20,618,996	26,357	0%
Interest - ACH and complementary services	745,252	789,717	(44,465)	(6)%
Interest - Prepaid card services	615,442	1,345,679	(730,237)	(54)%
Interest - Output Solutions	170,950	150,928	20,022	13%
Total Revenues	$85,393,626	$82,931,840	$2,461,786	3%

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

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for expected credit losses of $404,132 and $324,000 at December 31, 2025 and 2024, respectively.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At December 31, 2025 and 2024, inventory consisted primarily of printing and paper supplies used for Output Solutions.

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

Accounting for Internal Use Software: The Company capitalizes the costs associated with software developed and / or software obtained for internal use. The software is capitalized when both the preliminary project stage is complete, and the software being developed is placed-in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. For the years ended December 31, 2025 and 2024, the Company capitalized $1,102,368 and $796,004, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation ("FDIC"), which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2025 or 2024.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its card processing, credit card, ACH or merchant prepaid customers that have been properly "charged back" by the customer or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company with its prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than our estimates. The Company did not incur any significant processing losses in 2025, but has experienced substantial losses in the past. For example, in the first quarter of 2023, we incurred $833,485 in merchant processing losses as a result of fraudulent activity and identify fraud from multiple merchants, of which $755,494 was deducted from our reserve for processing losses. Estimates for processing losses vary based on the volume of transactions processed and could increase or decrease accordingly. The Company evaluates its risk for such transactions and estimates its potential processing losses based primarily on historical experience and other relevant factors. At December 31, 2025 and 2024, respectively, the Company’s reserve for processing losses was $784,937 and $897,116, respectively, included as an accrued expense on the consolidated balance sheet.

Advertising Costs: Advertising is expensed as incurred. The Company incurred approximately $15,324 and $20,173 in advertising costs in 2025 and 2024, respectively.

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

Stock-Based Compensation: The Company recognizes as compensation expense all share-based payment awards made to employees and directors, including grants of restricted stock, stock options and warrants, based on estimated fair values. For restricted stock grants, fair value is generally determined based on the closing price of the Company’s common stock on the date of grant. For options and warrants, fair value is determined using the Black Scholes Option pricing model, taking into consideration various assumptions such as stock price volatility, risk free interest rate, term of the instant annual dividend yield, market price of the stock, and exercise price.

401(k) Plan: The Company has a defined contribution plan, or 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the 401(k) Plan. Participants may contribute between 1% and 80% of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The 401(k) Plan allows for discretionary and matching contributions by the Company. In 2025, the Company matched 100% of employee contributions up to 3% and 50% of the employee contribution over 3% with a maximum employer contribution of 4%. The Company made matching contributions of $309,160 and $205,485 in 2025 and 2024, respectively.

Earnings (Loss) Per Share: The Company’s basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is calculated using the treasury stock method and is based on the weighted average number of shares of common stock and all potentially dilutive shares of common stock outstanding during the year, which includes common stock options and warrants. When a net loss per share of common stock exists, all potentially dilutive shares of common stock outstanding are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding. See “Note 13 – Net Income (Loss) per Share” for further discussion.

Recently Adopted and Recently Issued But Not Yet Adopted Accounting Pronouncements: Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB"), the U.S. Securities and Exchange Commission ("SEC") or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025 and included additional disclosures in Note 11. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The Company is evaluating the effect that ASU 2023-06 will have on its financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2025-01 clarifies the effective date for ASU 2024-03 (Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures), ensuring public business entities adopt it initially in annual reporting periods (not interim) for non-calendar year-end entities. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The effective dates of ASU 2025-01 align with ASU 2024-03: annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In May 2025, the FASB issued ASU No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 202504 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in ASC Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with ASC Topic 606 and ASC Topic 718: Compensation—Stock Compensation. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The ASU is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures, but does not expect adoption of this new standard to be material.

Reclassifications: We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Note 2. Property and Equipment

Property and equipment consisted of the following at December 31:

	2025	2024
Software	$10,383,691	$8,562,604
Equipment	3,844,807	3,624,209
Furniture and fixtures	841,182	841,182
Leasehold improvements	207,624	221,216
Total property and equipment	15,277,304	13,249,211
Less: accumulated depreciation	(11,119,911)	(10,054,393)
Net property and equipment	$4,157,393	$3,194,818

Note 3. Intangibles

Information Management Solutions, LLC Acquisition (2020)

On December 15, 2020, we acquired substantially all of assets of Information Management Solutions, LLC. The intangibles acquired in such acquisition consist of customer list assets of $4,359,335 at cost (net of accumulated amortization of $4,359,335 at December 31, 2025). The fair value of the customer list was calculated using the net present value of the projected gross profit to be generated by the customer list over 60 months beginning in January 2021 and ending in December 2025. Annual amortization expense is $871,867 per year through the year 2025.

Note 4. Valuation Accounts

Valuation and allowance accounts included the following at the dates referenced below:

		Net Charged
	Balance	to			Balance End
	Beginning of	Costs and			of
	Year	Expenses	Transfers	Net Write-Off	Year
2025
Allowance for expected credit losses	$324,000	$80,132	$—	$—	$404,132
Reserve for processing losses	897,116	308,989	—	(421,168)	784,937
2024
Allowance for expected credit losses	$319,000	$34,310	$—	$(29,310)	$324,000
Reserve for processing losses	826,528	70,588	—	—	897,116

Accounts receivables, net and contract liabilities consist of the following as of:

	December 31, 2025	December 31, 2024	January 1, 2024

Trade	$5,274,586	$6,548,251	$5,564,138
Related party	—	—	—

Accounts receivable, net	$5,274,586	$6,548,251	$5,564,138

Contract liabilities	$—	$—	$—

Note 5. Loans

Equipment Loans

On March 20, 2021, we entered into a debt arrangement to finance $165,996 for the purchase of an Output Solutions sorter. The loan was for a period of 36 months with a maturity date of March 20, 2024. The repayment schedule was for 36 months at $4,902 per month. Annual payments were $58,821. The financing was at an annual interest rate of 3.95%. This equipment loan was paid off in its entirety in 2024 with total payments of $14,536 during 2024.

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and an annual interest rate of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $191,812 for the twelve months ended December 31, 2025  and $146,074 for the twelve months ended December 31, 2024.

On   September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of   March 19, 2031 and an annual interest rate of 6.75%. Monthly principal and interest payments are required in the amount of $20,088, with monthly interest only payments in the amount of $5,758 required for the first six months of the loan term beginning in  October 2025. As of  December 31, 2025, only $791,742 in proceeds have been drawn from the loan and presented on the Company's balance sheet with the remaining commitment of $226,212 still available. Total payments on the printer loan in 2025 were $6,574.

As of December 31, 2025, the Company maintains an undrawn line of credit and an outstanding letter of credit, both of which were established in connection with a bond required for the Company's appeal of the court’s decision in the KDHM lawsuit.

Line of Credit

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on May 29, 2024, and matures on June 5, 2026. As of December 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was secured to support the bond requirement in the KDHM lawsuit appeal but remains fully available.

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

As a result of the KDHM lawsuit settlement, the Company will not renew the line of credit or letter of credit upon their maturity. There are no ongoing costs associated with the maintenance of either of these credit facilities.

Future payments on current debt arrangements are as follows at  December 31, 2025:

Year ended December 31,

	Amount Due	Remaining Balance
2026	$289,317	$1,074,711
2027	355,195	719,516
2028	379,981	339,535
2029	276,389	63,146
2030	63,146	—
Total payments	$1,364,028

Note 6. Accrued Expenses

Accrued expenses consisted of the following balances at December 31:

	2025	2024

Accrued commissions	$837,193	$425,486
Reserve for processing losses	784,937	897,116
Other accrued expenses	1,254,205	881,925
Accrued taxes	326,586	474,561
Accrued salaries	123,524	687,837
Total accrued expenses	$3,326,445	$3,366,925

Note 7. Operating Leases

The Company leases approximately 10,535 square feet of office space for its San Antonio, Texas executive offices and operations. On September 18, 2025 we renewed our lease, to run concurrently with our additional leased space in the same building. The lease expires on December 31, 2030. Rental expense, excluding rental expense for the additional space referenced below, under the operating lease was $174,380 and $165,817 for the years ended December 31, 2025 and 2024, respectively.

Pursuant to a lease amendment that commenced on April 1, 2021, we began leasing an additional 2,734 square feet of space at our San Antonio, Texas office building. The incremental annual rent for this additional space during the lease term ranges from $57,000 to $60,000. Rental expense for this additional space for the years ended  December 31, 2025 and 2024 was $51,249 and $49,653, respectively.

Pursuant to a second lease amendment that commenced on April 1, 2022, we began leasing an additional 6,628 square feet of space at our San Antonio, Texas office building. The incremental annual rent for this additional space during the lease term ranges from $144,000 to $156,000. Rental expense for this additional space for the years ended  December 31, 2025 and 2024 was $114,995 and $109,355, respectively.

The Company assumed a lease in San Antonio, Texas as a part of the Information Management Solutions, LLC acquisition for its Output Solutions employees and warehouse operations. The lease had a remaining life of 45 months and expired on September 30, 2024. On September 16, 2024 the Company entered into a lease amendment commencing on October 1, 2024, extending the term of the existing lease for a period of 60 months, expiring on September 30, 2029. The space leased is 22,400 square feet. Annual rents during the lease term range from $174,000 to $225,000. Rental expense for the years ended  December 31, 2025 and 2024 was $177,993 and $135,489, respectively.

On January 1, 2021, we entered into a lease in Austin, Texas commencing on January 1, 2021 for our Austin technology organization. On January 31, 2024, the Company entered into a lease amendment commencing on February 1, 2024, extending the term of the existing lease for a period of 24 months and expiring on January 31, 2027. The space leased is 1,890 square feet. Rental expense for the years ended  December 31, 2025 and 2024 was $78,700 and $83,610, respectively.

The Company has various copier equipment with a lease that has not expired. Rental expense was $5,497 and $5,508 for the years ended December 31, 2025 and 2024, respectively.

The weighted average remaining lease term for all of our leases is 3.95 years. The weighted average discount rate is 4.61%.

The Company recognized total operating lease expense of approximately $728,000 and $660,000 for the years ended December 31, 2025 and 2024, respectively. In 2025, the operating lease expense of $728,000 consisted of $597,000 of fixed operating expense and $131,000 of interest expense.

We believe that our existing and new properties will be adequate to meet our needs through December 31, 2025.

The maturities of lease liabilities are as follows at December 31, 2025:

Year ended December 31,

2026	$728,121
2027	648,426
2028	641,181
2029	473,593
2030	274,883
Thereafter	—
Total minimum lease payments	2,766,204
Less: imputed interest	(240,416)
Total lease liabilities	2,525,788
Less: current portion	(639,805)
Long-term portion	$1,885,983

Note 8. Related Party Transactions

Louis Hoch

During the years ended December 31, 2025 and 2024, the Company purchased $27,124 and $21,900, respectively, of corporate imprinted sportswear, promotional items and caps from Angry Pug Sportswear. Louis Hoch, Chairman, President, Chief Executive Officer, and Chief Operating Officer is a 50% owner of Angry Pug Sportswear.

Note 9. Stock-Based Compensation

In the year ended  December 31, 2025, we withheld 129,073 shares of our common stock for $218,750 in private transactions based on an average purchase price of $1.69 per share from officers, directors and employees to cover their share of taxes in connection with equity grants. In the year ended  December 31, 2024, we withheld 408,305 shares of our common stock for $597,568 in private transactions based on an average purchase price of $1.46 per share from officers, directors and employees to cover their share of taxes in connection with equity grants.

On  August 21, 2025, the Company granted 920,000 shares of restricted common stock with a 10-year vesting period and 457,800 restricted stock units ("RSUs") with a 3-year vesting period to officers and employees as performance bonuses at an issue price of $1.44 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, officers and employees will receive issued shares of common stock. Executive officers included in the 10-year restricted stock grants were Louis Hoch (300,000 shares), Michael White (50,000 shares), Greg Carter (50,000 shares), and Houston Frost (50,000 shares). Executive officers included in the RSU grants were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (18,000 RSUs).

On  August 21, 2025, the Company granted 84,000 RSUs with a 3-year vesting period to Non-employee Directors as performance bonuses at an issue price of $1.44 per share. Directors included in the RSU grants were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (21,000 RSUs).

On   June 21, 2024, the Company granted 966,000 shares of restricted common stock with a 10-year vesting period and 277,200 RSUs with a 3-year vesting period to officers and employees as performance bonuses at an issue price of $1.55 per share. Executive officers included in the 10-year restricted stock grants were Louis Hoch (160,000 shares), Michael White (120,000 shares), Greg Carter (80,000 shares), and Houston Frost (40,000 shares). Executive officers included in the RSU grants were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (12,000 RSUs).

On  June 21, 2024, the Company granted 84,000 RSUs with a 3-year vesting period to Non-employee Directors as performance bonuses at an issue price of $1.55 per share. Directors included in the RSU grants were Blaise Bender (21,000 RSUs), Brad Rollins (21,000 RSUs), Ernesto Beyer (21,000 RSUs) and Michelle Miller (21,000 RSUs).

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

The following tables set forth certain financial information with respect to Usio’s reportable segments for the twelve months ended December 31, 2025 and 2024:

For the Year Ended December 31, 2025	Output Solutions	Merchant Services	Total

Revenues	$20,816,303	$64,577,323	$85,393,626
Cost of services
Processing expense	—	48,896,184	48,896,184
Services expense	2,480,472	—	2,480,472
Postage expense	14,324,271	—	14,324,271
Cost of services	16,804,743	48,896,184	65,700,927
Gross profit	$4,011,560	$15,681,139	$19,692,699

Depreciation and amortization	$944,225	$1,001,999	$1,946,224
Capital expenditures	$103,780	$331,234	$435,014
Identifiable assets[1]	$4,376,501	$7,950,143	$12,326,644

For the Year Ended December 31, 2024	Output Solutions	Merchant Services	Total

Revenues	$20,769,924	$62,161,916	$82,931,840
Cost of services
Processing expense	—	46,897,136	46,897,136
Services expense	3,576,677	—	3,576,677
Postage expense	12,843,583	—	12,843,583
Cost of services	16,420,260	46,897,136	63,317,396
Gross profit	$4,349,664	$15,264,780	$19,614,444

Depreciation and amortization	$1,269,393	$993,909	$2,263,302
Capital expenditures	$21,515	$174,362	$195,877
Identifiable assets[1]	$5,176,438	$7,395,089	$12,571,527

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following table reconciles segment profit reported above to the loss from operations reported in the consolidated statements of operations for the twelve months ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Segment gross profit	$19,692,699	$19,614,444
Stock-based compensation	(1,743,893)	(2,093,406)
Selling, general and administrative ("SG&A")	(18,362,187)	(16,728,081)
Depreciation and amortization	(1,946,224)	(2,263,302)
Operating (loss)	$(2,359,605)	$(1,470,345)

Note 11. Income Taxes

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

The Company has recognized a deferred tax asset of approximately $4.5 million recorded net of a valuation allowance of approximately $2.9 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that more likely than not that the Company will have taxable income in the future, and elected to increase the valuation allowance by approximately $247,000 in 2025, and decreased the valuation allowance by $3.6 million during 2024. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance  may be warranted. If applicable, the Company would recognize interest expense and penalties related to uncertain tax positions in interest expense. As of December 31, 2025, the Company had not accrued any interest or penalties related to uncertain tax provisions.

Significant components of the Company’s deferred tax asset are as follows at December 31:

	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$4,526,228	$4,582,000
Depreciation and amortization	1,270,120	1,296,000
Non-cash compensation	1,366,031	1,119,000
Processing losses	164,837	188,394
Other	111,865	61,000
Total	7,439,081	7,246,394
Valuation allowance	(2,912,853)	(2,665,954)
Deferred tax asset, net	$4,526,228	$4,580,440

At  December 31, 2025, the Company had available net operating loss carryforwards ("NOLs") of approximately $21.6 million. NOLs generated during or prior to 2017 are available to offset taxable income of future periods and expire 20 years after the loss was generated. NOLs generated after 2017 do not expire. Our ability to use our NOLs before they expire (to the extent they are subject to expiration) will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

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

The schedule below outlines when the Company's NOLs for 2017 and prior years were generated and the year they  may expire.

Tax Year End Generated	NOL	Expiration
2006	$1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$7,522,457

As of  December 31, 2025, the Company had NOLs totaling approximately $14.0 million that were generated after 2017, which do not expire and can be carried forward to future years to offset taxable income. The schedule below outlines when the Company's NOLs for 2018 and later years were generated.

Tax Year End Generated	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
2025	1,013,889
Total	$14,036,860
Total NOLs	$21,559,317

The tax provision for federal and state income tax is as follows for the years ended December 31:

	2025	2024
Current provision:
Federal	$—	$—
State	458,599	449,227
	458,599	449,227

Deferred provision:
Federal expense (benefit)	54,212	(3,076,440)

Expense (benefit) for income taxes	$512,811	$(2,627,213)

The reconciliation of federal income tax expense (benefit) computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the years ended December 31:

	For the Year Ended
	2025		2024
	Amount	Rate	Amount	Rate

Income tax (benefit) at 21%	$(419,901)	21.0%	$142,440	21.0%
Change in valuation allowance	246,899	(12.3)%	(3,576,665)	(527.3)%
Permanent and other differences	227,214	(11.4)%	458,460	67.6%
State taxes	458,599	(22.9)%	348,552	51.4%

Income tax expense (benefit)	$512,811	(25.6)%	$(2,627,213)	(387.3)%

Note 12. Stock Options, Incentive Plans, Stock Awards, and Employee Benefit Plan

Stock Option Plans: The Company’s 2025 Equity Incentive Plan provides for the grant of incentive stock options as defined in Section 422 of the IRC and the grant of Stock Options, Restricted Stock, Restricted Stock Units, Performance Awards, or other Awards to employees, non-employee directors, and consultants. The Board of Directors has authorized 5,250,000 shares of common stock for issuance under the 2025 Equity Incentive Plan, including automatic increases provided for in the 2025 Equity Incentive Plan through fiscal year 2035. The number of shares of common stock reserved for issuance under the 2025 Equity Incentive Plan will automatically increase, with no further action by the stockholders, on the first business day of each fiscal year during the term of the 2025 Equity Incentive Plan, beginning January 1, 2026, in an amount equal to 5% of the issued and outstanding shares of common stock on the last day of the immediately preceding year, or such lesser amount if so determined by the Board or the Plan Administrator. During 2025, the Company issued 920,000 shares of common stock to several employees as incentive compensation or new-hire bonuses. During 2025, the Company granted 505,800 restricted stock units to employees and directors as a new hire bonus or as incentive compensation.

Treasury Stock: The Company withheld 129,073 shares of common stock with a value of $218,750 to cover the employee's share of tax liabilities related to the vesting of common stock and restricted stock units in 2025. In addition, the Company repurchased 580,406 shares of common stock on the open market with a value of $847,839 as part of its stock buy-back program in 2025. The Company withheld 408,305 shares of common stock with a value of $597,568 to cover the employee's share of tax liabilities related to the vesting of common stock and restricted stock units in 2024. In addition, the Company purchased 545,788 shares of common stock in the open market with a value of $810,874 as part of its stock buy-back program.

Stock Awards: The Company has granted restricted stock awards to its employees at different periods from 2005 through 2025. The majority of the shares granted to those employees vest 10 years from the grant date and are forfeited in the event that the recipient’s employment relationship with the Company is terminated prior to vesting. Stock awards that have not yet vested are fully participating shares for the purposes of calculating earnings per share.

During 2025, a portion of the restricted stock awards were granted, but not issued and are not listed as outstanding in the financial statements for 2025.

Stock-based compensation expense related to stock and restricted stock awards was $1.7 million in 2025 and $2.1 million in 2024.

A summary of stock awards outstanding and 2025 activities are as follows:

			Weighted Average
		Weighted Average	Contractual
Stock Awards	Shares	Grant Price	Remaining Life
Outstanding, December 31, 2024	5,766,567	$1.95
Granted	920,000	1.44
Vested	(146,667)	—
Forfeited	—	—

Outstanding, December 31, 2025	6,539,900	$1.87	6.02

Expected to Vest after December 31, 2025	6,539,900	$1.87	6.02

As of December 31, 2025, there was $7,100,573 of unrecognized compensation costs related to the unvested share-based compensation arrangements granted. The cost is expected to be recognized over the weighted average remaining contractual life of 6.27 years.

The aggregate intrinsic value represents the difference between the weighted average exercise price and the closing price of a share of the Company’s common stock on December 31, 2025, or $1.95.

Employee Stock Purchase Plan:

The Company's board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) and the Company's stockholders approved the ESPP in July 2023. The ESPP was adopted under the requirements of Section 423 of the IRC to allow eligible employees to purchase the Company’s common stock at regular intervals. Participating employees may purchase common stock through voluntary payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period.

The ESPP initially authorized the issuance of 2,500,000 shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2024 through December 31, 2033, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determined on an as-converted to voting common stock basis); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to not exceed 2,500,000 shares; provided that before the date of any such increase, our board of directors may determine that there will be no increase or that such increase will be for a lesser number of shares. As of December 31, 2025, 128,537 shares of our common stock have been purchased under the ESPP.

Stock Warrants:

On  December 15, 2020, the Company issued warrants to purchase 945,599 unregistered shares of our common stock, with an exercise price of $4.23 to IMS. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58; (ii) the risk-free interest rate is 0.09%; (iii) the contractual life is five years; (iv) the dividend yield is 0%; and (v) the volatility is 59.9%. The fair value of the warrants amounted to $552,283 and was recorded as an increase in the customer list asset and was fully amortized December 15, 2025.

Note 13. Net Income (Loss) per Share

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

	2025	2024

Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$(2,512,339)	$3,305,497
Denominator:
Denominator for basic net income (loss) per share, weighted average shares outstanding	26,926,838	26,852,129
Effect of dilutive securities-stock options and warrants	—	—
Denominator for diluted net income (loss) per share, adjusted weighted average shares and assumed conversion	26,926,838	26,852,129
Basic net income (loss) per common share	$(0.09)	$0.12
Diluted net income (loss) per common share and common share equivalents	$(0.09)	$0.12

The warrants to purchase shares of common stock that were outstanding at December 31, 2025 and 2024 that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive, are as follows:

	Year Ended
	December 31,
	2025	2024
Anti-dilutive warrants	945,599	945,599

Note 14. Concentration of Credit Risk and Significant Customers

The Company has no significant off-balance sheet or concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains the majority of its cash and cash equivalent balance with one financial institution. No customer accounts for more than 10% of the revenues of the Company.

Note 15. Commitments and Contingencies

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

On  May 3, 2024, Kauder, Pioletti and Triple Pay Play filed a Motion to Dismiss Usio’s Complaint, and this motion was heard  August 5, 2024. On  March 14, 2025 the motion was denied.

On  July 11, 2025, Usio attended a deposition with Kauder and Triple Pay Play in Nashville, Tennessee.

On  September 29, 2025, Kauder, Pioletti and Triple Pay Play agreed to Usio’s settlement and filed a Joint Notice of Voluntary Nonsuit with Prejudice in The Chancery Court of Maury County Tennessee on  October 10, 2025. The settlement was in the amount of $115,000, which was recorded on our statement of operations as a reduction of SG&A expense for the year ended December 31, 2025.

KDHM, LLC

On  September 1, 2021, KDHM, LLC ("KDHM"), an entity owned by the former owners of IMS, sued PDS Acquisition Corp, now known as Usio Output Solutions, Inc., in the 73rd District Court of Bexar County, Texas, claiming a breach of the asset purchase agreement executed by the parties on  December 14, 2020. The lawsuit alleges that due to a mistake, accident, or inadvertence, certain customer deposits in the amount of $317,000 were improperly transferred to us.

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

On  March 28, 2024, the court heard Usio’s Motion for Reconsideration of Order Granting Plaintiff’s Supplemental Rule 166(g). On  May 2, 2024, the court denied Usio’s motion. On  July 12, 2024, we filed an appeal on the lower court's decision. As part of the  July 12, 2024 appeal, Usio was required to obtain a bond in the amount of $474,229. See Note 5 of the notes to our consolidated financial statements in this report for more information.

On  April 2, 2025, the Fourth Court of Appeals reversed the trial court’s judgment and rendered judgement that KDHM should take nothing against Usio on its “money had and received claim.” With respect to the remaining claims, the court remanded back to the lower court. On  April 11, 2025, KDHM filed a Motion for Reconsideration with the appellate court, which was denied on  May 5, 2025.

On  August 8, 2025, KDHM filed in the Supreme Court of Texas a Petition for Review from the Fourth Court of Appeals at San Antonio, Texas, which was denied on January 30, 2026.

On  February 6, 2026, KDHM agreed to Usio’s settlement. The settlement was in the amount of $120,000, which will be recorded on our statement of operations as a reduction of SG&A expense in 2026.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $475,000. The facility was established on  May 29, 2024, and matures on  June 5, 2026. As of  December 31, 2025, no amounts had been drawn under this line of credit since its origination. This line of credit was obtained to support the bond requirement in the KDHM lawsuit appeal but remains fully available. The Company also has an irrevocable letter of credit in the amount of $474,229, issued on  June 3, 2024, with a maturity date of  June 3, 2026. This letter of credit was obtained as part of the bonding requirement for the KDHM lawsuit appeal and has not been drawn upon since its issuance. As a result of the KDHM lawsuit settlement, the Company will not renew the line of credit or letter of credit upon their maturity. There are no ongoing costs associated with the maintenance of either of these credit facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 1, 2025, WithumSmith+Brown, P.C., an independent registered public accounting firm (“Withum”), acquired certain assets of Pannell Kerr Forster of Texas, P.C.  (“PKF”), the independent registered public accounting firm for Usio, Inc. (the “Company”) (the “Transaction”). As a result of this Transaction, on June 1, 2025, PKF resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective June 1, 2025.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company’s consolidated financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

PKF’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on the Company’s consolidated financial statements for the year ended December 31, 2024 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2024, and during the interim period from the end of the most recently completed fiscal year through June 1, 2025, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PKF would have caused it to make reference to such disagreement in its reports. During the year ended December 31, 2024, and the subsequent interim period through June 1, 2025, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2025 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2025 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 26, 2024, Louis Hoch, Usio’s Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer entered into a 10b5-1 trading plan (the “Prior Plan”). The Prior Plan expired on November 15, 2025 and related to the sale of 136,891 shares of our common stock. Mr. Hoch had no control over the timing of the stock sales under the Prior Plan, and no sales were made under the Prior Plan.

On December 12, 2025, Mr. Hoch entered into a new 10b5-1 trading plan (the “Plan”). The Plan expires on November 30, 2026 and relates to the sale of 136,891 shares of our common stock. Mr. Hoch will have no control over the timing of the stock sales under the Plan, and all transactions under the Plan will be reported by Mr. Hoch through individual Form 4 and Form 144 filings with the SEC.

The Plan was intended to comply with the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s insider trading policy. Rule 10b5-1 allows corporate insiders to establish prearranged written stock trading plans.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, or the 2026 Proxy Statement.

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

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors, as disclosed in the definitive proxy statement for our 2025 Annual Meeting of Stockholders filed with the SEC on April 30, 2025.

We consider recommendations for director candidates from our directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, Texas, 78231, and the Board of Directors will consider such nominee. The Board of Directors selects the director candidates slated for election. We have a designated Nominations and Corporate Governance Committee, which reviews and makes recommendations to the Board of Directors with respect to proposed director candidates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of current Independent Registered Public Accounting Firm - WithumSmith+Brown, P.C.

Report of former Independent Registered Public Accounting Firm - Pannell Kerr Forster of Texas, P.C.

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

10.7*

Fifth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated August 3, 2016 (included as exhibit 10.2 to the Form 8-K filed August 9, 2016, and incorporated herein by reference).

10.8*

Sixth Amendment to Employment Agreement between the Company and Louis A. Hoch, dated September 8, 2016 (included as exhibit 10.2 to the Form 8-K filed September 14, 2016, and incorporated herein by reference).

10.9*	Independent Director Agreement between the Company and Brad Rollins, dated May 5, 2017 (included as exhibit 10.1 to the Form 8-K, filed May 11, 2017, and incorporated herein by reference).

10.10	Lease Agreement between the Company and Blauners Paesanos Parkway LP, dated February 9, 2018 (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.11*	Independent Director Agreement between the Company and Blaise Bender, dated April 1, 2019 (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.12*	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2015 and incorporated herein by reference)

10.13	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the form 10-Q filed on November 12, 2020, and incorporated by reference)

10.14*	Independent Director Agreement dated August 29,2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated by reference)

10.15+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.16+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020, (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference)

10.17	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.18	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.19	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23*	Seventh Amendment to Employment Agreement between the Company and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.24	Second Amendment to Lease agreement between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19, 2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.25*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K file on June 22, 2022, and incorporated herein by reference).

10.26*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.27*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance (included as exhibit 10.1 to the Form 8-K filed on February 21, 2023, and incorporated herein by reference).

10.28*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.29*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

10.30*	Tenth Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.31*	First Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.32*	Usio, Inc. 2025 Comprehensive Equity Incentive Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 30, 2025, and incorporated herein by reference).

10.33*	Employment Agreement Dated August 18, 2025 between Usio, Inc. and Michael White (included as exhibit 10.1 to the Form 8-K filed on August 18, 2025, and incorporated herein by reference)

10.34*	Form of Restricted Stock Unit Agreement (included as exhibit 10.1 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.35*	Form of Restricted Stock Award Agreement (included as exhibit 10.2 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.36*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Brad Rollins (included as exhibit 10.1 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.37*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference

10.38*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Ernesto R. Beyer de la Garza (included as exhibit 10.3 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.39*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Michelle Miller (included as exhibit 10.4 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-Q filed August 14, 2015, and incorporated herein by reference).

16.1	Letter from ADKF dated April 17, 2024 (included as exhibit 16.1 to the Form 8-K filed on April 17, 2024, and incorporated herein by reference).

19.1	Amended and Restated Insider Trading Policy (included as exhibit 19.1 to the Form 10-K filed on March 26, 2025, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of WithumSmith+Brown, P.C. (filed herewith).

23.2	Consent of Pannell Kerr Forster of Texas, P.C. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the /Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Clawback Policy (included as exhibit 97.1 to the Form 10-K filed on March 26, 2025, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
*	Management Compensatory Plan or Arrangement

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

Usio, Inc.

Date: March 18, 2026	By:	/s/ Louis A. Hoch
Louis A. Hoch Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Michael White
Michael White Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2026	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2026	By:	/s/ Louis A. Hoch
Louis A. Hoch Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Blaise Bender
Blaise Bender
Director

Date: March 18, 2026	By:	/s/ Ernesto Beyer
Ernesto Beyer
Director

Date: March 18, 2026	By:	/s/ Bradley Rollins
Bradley Rollins
Director

Date: March 18, 2026	By:	/s/ Elizabeth Michelle Miller
Elizabeth Michelle Miller
Director