Form 10-Q
period 2026-06-30
Usio, Inc.
filed 2026-08-12
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, the number of outstanding shares of the registrant's common stock was 28,495,414.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,385,966	$7,434,051
Settlement processing assets	72,172,358	74,180,475
Prepaid card load assets	16,945,868	27,623,728
Customer deposits	2,355,284	2,281,220
Merchant reserves	4,568,537	4,795,537
Accounts receivable, net	6,525,621	5,274,586
Inventory	392,108	461,675
Prepaid expenses and other	1,824,140	1,359,382
Total current assets	111,169,882	123,410,654

Property and equipment, net	4,654,545	4,157,393

Other assets:
Intangibles, net	9,759	9,759
Operating lease right-of-use assets, net	3,185,438	2,423,231
Other assets	362,949	362,949
Deferred tax asset, net	4,404,425	4,526,228
Total other assets	7,962,571	7,322,167

Total assets	$123,786,998	$134,890,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$967,359	$880,590
Accrued expenses	3,371,039	3,326,445
Operating lease liabilities, current portion	750,013	639,805
Equipment loan, current portion	343,339	289,317
Settlement processing obligations	72,172,358	74,180,475
Prepaid card load obligations	16,945,868	27,623,728
Customer deposits	2,355,284	2,281,220
Merchant reserve obligations	4,568,537	4,795,537
Total current liabilities	101,473,797	114,017,117

Non-current liabilities:
Operating lease liabilities, net of current portion	2,610,444	1,885,983
Equipment loan, net of current portion	910,310	1,074,711
Total liabilities	104,994,551	116,977,811

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at June 30, 2026 (unaudited) and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 32,607,392 and 31,562,178 issued, and 28,513,915 and 27,729,704 outstanding at June 30, 2026 (unaudited) and December 31, 2025, respectively	32,607	31,562
Additional paid-in capital	104,007,118	102,363,590
Treasury stock, at cost; 4,093,477 and 3,832,474 shares at June 30, 2026 (unaudited) and December 31, 2025, respectively	(7,208,113)	(6,837,181)
Deferred compensation	(7,896,753)	(7,100,573)
Accumulated deficit	(70,142,412)	(70,544,995)
Total stockholders’ equity	18,792,447	17,912,403

Total liabilities and stockholders’ equity	$123,786,998	$134,890,214

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$23,678,636	$19,960,990	$49,144,410	$41,970,040
Cost of services	17,952,649	14,820,921	38,281,540	32,020,828
Gross profit	5,725,987	5,140,069	10,862,870	9,949,212

Selling, general and administrative expenses:
Stock-based compensation	482,508	434,255	811,792	844,317
SG&A	4,580,548	4,638,185	8,936,690	8,781,080
Depreciation and amortization	286,018	464,599	511,763	960,369
Total selling, general and administrative	5,349,074	5,537,039	10,260,245	10,585,766

Operating income (loss)	376,913	(396,970)	602,625	(636,554)

Other income (expense):
Interest income	96,198	110,908	187,689	189,919
Interest expense	(22,934)	(11,735)	(45,760)	(23,578)
Other income, net	73,264	99,173	141,929	166,341

Income (loss) before income taxes	450,177	(297,797)	744,554	(470,213)

Federal income tax expense	54,719	—	121,803	—
State income tax expense	115,378	68,857	220,168	131,411
Income tax expense	170,097	68,857	341,971	131,411

Net income (loss)	$280,080	$(366,654)	$402,583	$(601,624)

Basic income (loss) per common share:	$0.01	$(0.01)	$0.01	$(0.02)
Diluted income (loss) per common share:	$0.01	$(0.01)	$0.01	$(0.02)
Weighted average common shares outstanding
Basic	27,819,834	26,456,411	27,764,064	26,577,052
Diluted	27,819,834	26,456,411	27,764,064	26,577,052

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$402,583	$(601,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	511,763	960,369
Deferred federal income tax	121,803	—
Employee stock-based compensation	811,792	844,317
Allowance for expected credit losses	(223,096)	—
Reserve for processing losses	(155,100)	(171,525)
Changes in current assets and current liabilities:
Accounts receivable	(1,027,939)	162,045
Accounts receivable, tax credit	—	1,494,612
Prepaid expenses and other	(464,758)	(520,027)
Operating lease right-of-use assets	444,063	310,086
Inventory	69,567	23,339
Accounts payable and accrued expenses	286,463	(1,255,292)
Operating lease liabilities	(371,601)	(310,483)
Merchant reserves	(227,000)	105,000
Customer deposits	74,064	69,509
Net cash provided by operating activities	252,604	1,110,326

Investing activities:
Purchases of property and equipment	(532,124)	(73,925)
Capitalized labor for internal use software	(476,791)	(673,242)
Net cash used in investing activities	(1,008,915)	(747,167)

Financing activities:
Payments on equipment loan, net	(110,379)	(72,328)
Proceeds from issuance of common stock	36,601	41,496
Purchases of treasury stock	(370,932)	(708,298)
Assets held for customers	(12,685,977)	3,202,631
Net cash provided by (used in) financing activities	(13,130,687)	2,463,501

Change in cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves	(13,886,998)	2,826,660
Cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves, beginning of period	116,315,011	87,618,491

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$102,428,013	$90,445,151

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,760	$23,578
Income taxes	450,000	438,000
Non-cash investing and financing activities:
Issuance of deferred stock compensation	$1,350,900	$—
Right-of-use assets obtained in exchange for operating lease liabilities	1,206,270	—

The reconciliation of cash and cash equivalents to cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Six Months Ended June 30,
	2026	2025

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,434,051	$8,056,891
Settlement processing assets	74,180,475	47,104,006
Prepaid card load assets	27,623,728	25,648,688
Customer deposits	2,281,220	1,918,805
Merchant reserves	4,795,537	4,890,101
Total	$116,315,011	$87,618,491

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$6,385,966	$7,506,411
Settlement processing assets	72,172,358	62,891,265
Prepaid card load assets	16,945,868	13,064,060
Customer deposits	2,355,284	1,988,314
Merchant reserves	4,568,537	4,995,101
Total	$102,428,013	$90,445,151

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2025	31,562,178	$31,562	$102,363,590	$(6,837,181)	$(7,100,573)	$(70,544,995)	$17,912,403

Issuance of common stock under equity incentive plan	94,700	95	77,943	—	—	—	78,038
Issuance of common stock under employee stock purchase plan	10,427	10	14,170	—	—	—	14,180
Deferred compensation amortization	—	—	—	—	251,246	—	251,246
Purchase of treasury stock, at cost	—	—	—	(233,459)	—	—	(233,459)
Net income for the period	—	—	—	—	—	122,503	122,503

Balance at March 31, 2026	31,667,305	$31,667	$102,455,703	$(7,070,640)	$(6,849,327)	$(70,422,492)	$18,144,911

Issuance of common stock under equity incentive plan	920,420	920	1,529,014	—	(1,350,900)	—	179,034
Issuance of common stock under employee stock purchase plan	19,667	20	22,401	—	—	—	22,421
Deferred compensation amortization	—	—	—	—	303,474	—	303,474
Purchase of treasury stock, at costs	—	—	—	(137,473)	—	—	(137,473)
Net income for the period	—	—	—	—	—	280,080	280,080

Balance at June 30, 2026	32,607,392	$32,607	$104,007,118	$(7,208,113)	$(7,896,753)	$(70,142,412)	$18,792,447

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	128,053	128	136,276	—	—	—	136,404
Issuance of common stock under employee stock purchase plan	7,887	8	11,507	—	—	—	11,515
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at cost	—	—	—	(351,640)	—	—	(351,640)
Net loss for the period	—	—	—	—	—	(234,970)	(234,970)

Balance at March 31, 2025	30,038,355	$30,038	$99,992,655	$(6,122,232)	$(6,640,905)	$(68,267,626)	$18,991,930

Issuance of common stock under equity incentive plan	176,622	177	160,420	—	—	—	160,597
Issuance of common stock under employee stock purchase plan	20,535	20	29,958	—	—	—	29,978
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(356,658)	—	—	(356,658)
Net loss for the period	—	—	—	—	—	(366,654)	(366,654)

Balance at June 30, 2025	30,235,512	$30,235	$100,183,033	$(6,478,890)	$(6,367,247)	$(68,634,280)	$18,732,851

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company” or "Usio") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2025, as filed with the Commission on  March 18, 2026 (the "2025 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "second quarter" mean the three month period ended  June 30, 2026 or 2025, as applicable, unless otherwise noted.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Settlement Processing Assets and Obligations: Settlement processing assets and obligations represent intermediary balances arising in our settlement process for merchants. The Company earns interest on these underlying processing assets, which is recognized as revenue in the Automated Clearing House ("ACH") and complementary services business line.

Prepaid Card Load Assets: The Company maintains pre-funding accounts for its customers to facilitate prepaid card loads as initiated by our customer. These prepaid card load assets are carried on the Company's consolidated balance sheet with a corresponding liability. The Company earns interest on these prepaid card load assets and obligations, which is recognized as revenue in the prepaid card services business line.

Customer Deposits: The Company holds customer deposits primarily for postage expenses to ensure the Company is not out of pocket for amounts billed daily by the United States Postal Service. These customer deposits are carried on the Company's consolidated balance sheet with a corresponding liability. The Company earns interest on these customer deposits, which is recognized as revenue in the Output Solutions business line.

Merchant Reserves: The Company has merchant reserve requirements associated with ACH transactions. The merchant reserve assets are carried on the Company's consolidated balance sheet with a corresponding liability. Merchant reserves are set for each merchant. Funds are collected from each merchant and held as collateral to minimize contingent liabilities associated with any losses that  may occur under the merchant agreement. While this cash is not restricted in its use, the Company believes that designating this cash to collateralize merchant reserves strengthens its fiduciary standing with the Company's member sponsors and is in accordance with the guidelines set by the card networks. The Company earns interest on these merchant reserves, which is recognized as revenue in our ACH and complementary services business line.

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported as outstanding principal net of an allowance for estimated credit losses of $181,036 and $404,132 at June 30, 2026 and  December 31, 2025, respectively.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At June 30, 2026 and December 31, 2025, inventory consisted primarily of printing and paper supplies used for Usio Output Solutions, Inc., or Output Solutions.

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

Accounting for Internal-Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use until both the preliminary project stage is substantially completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the six months ended June 30, 2026 and 2025, the Company capitalized software costs of $476,791 and $673,242, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation, or FDIC, which is $250,000. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No single customer accounted for more than 10% of revenues during six months ended June 30, 2025 or the six months ended June 30, 2026.

Valuation and Impairment of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment loss is recognized, which is measured as the excess of the assets’ carrying value over the estimated fair value (with the estimated fair value determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows). No impairment losses were recorded during 2025 or the six months ended June 30, 2026. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2026 and December 31, 2025, the Company’s reserve for processing losses was $629,837 and $784,937, respectively, which is recorded on the Company's consolidated balance sheet as an accrued expense, and in the consolidated statements of cash flows as a change in the reserve for processing losses.

Revenue Recognition: Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services. Revenue is recognized during the period in which the transactions are processed or when the related services are performed. The Company complies with Accounting Standards Codification ("ASC") 606-10 and reports revenues at gross as a principal versus net as an agent. Although some of the Company's processing agreements vary with respect to specific credit risks, the Company has determined for each agreement it is acting in the principal role. Merchants  may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction, while others  may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues derived from electronic processing of credit, debit, and prepaid card transactions that are authorized and captured through third-party networks are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations. Certain card distributors remit payment of fees earned 45 days after the end of the processing period. Prepaid card distributors have payment terms of 30 days following the end of the month. Sales taxes billed are reported directly as a liability to the taxing authority and are not included in revenue. Output Solutions provides bill preparation, presentment and mailing services. Revenue from Output Solutions is recognized when the related services are performed for printing and delivered to USPS for postage. We also earn revenues from interest and fees earned on certain assets underlying customer balances. Interest earned on assets directly related to our core business line operations are recorded in the revenue source underlying the associated customer balances. Customer balances held in which the Company earns interest revenues include balances from our ACH and complementary services, prepaid card services, and Output Solutions business lines.

The following table presents the Company's consolidated revenues by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

ACH and complementary services	$6,308,281	$5,192,224	$12,601,347	$10,236,741
Credit card	8,997,174	7,045,030	18,707,498	14,923,724
Prepaid card services	2,453,774	2,726,410	4,826,975	5,633,861
Output Solutions	5,669,349	4,642,901	12,474,663	10,375,768
Interest - ACH and complementary services	90,876	176,518	213,077	400,647
Interest - Prepaid card services	112,502	134,823	230,531	317,484
Interest - Output Solutions	46,680	43,084	90,319	81,815
Total revenue	$23,678,636	$19,960,990	$49,144,410	$41,970,040

Legal Proceedings: The Company may be involved in legal matters arising in the ordinary course of business from time to time. Litigation is subject to inherent uncertainties, and an adverse result in legal proceedings or other matters that may arise from time to time may harm our business.

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

In  October 2023, FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The Company is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In  January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2025-01 clarifies the effective date for ASU 2024-03 (Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures), ensuring public business entities adopt it initially in annual reporting periods (not interim) for non-calendar year-end entities. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The effective dates of ASU 2025-01 align with ASU 2024-03: within annual periods beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In  May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on  January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In  May 2025, the FASB issued ASU No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in ASC Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with ASC Topic 606 and ASC Topic 718: Compensation—Stock Compensation. ASU 2025-04 is effective for fiscal years beginning after  December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. We adopted this guidance effective January 1, 2026 on a prospective basis. Our consolidated financial statements were not materially impacted upon adoption.

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

In  December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The ASU is effective for annual periods beginning after  December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not expect adoption of this new standard to be material.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures, and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025-11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various Codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, the ASU does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with generally accepted accounting principles. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not expect adoption of this new standard to be material.

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three months ended  June 30, 2026 and 2025, operating lease expenses totaled $193,613 and $151,568, respectively. For the six months ended  June 30, 2026 and 2025, operating lease expenses totaled $384,514 and $302,256, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	June 30, 2026	December 31, 2025

Accrued commissions	$943,297	$837,193
Reserve for processing losses	629,837	784,937
Other accrued expenses	1,103,476	1,254,205
Accrued taxes	251,558	326,586
Accrued salaries	442,871	123,524
Total accrued expenses	$3,371,039	$3,326,445

Note 4. Loans

Equipment Loans

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $50,188 and $47,953 for the three months ended  June 30, 2026 and 2025, respectively. Total interest and principal payments on this folder and inserter equipment loan were $98,141 and $95,906 for the six months ended  June 30, 2026 and 2025, respectively.

On  September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of  March 19, 2031 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $20,088. Through the end of 2025, only $791,742 in proceeds were drawn from the loan and reflected on the Company's consolidated balance sheets at December 31, 2025, with the remaining commitment of $226,212 still available as of June 30, 2026. Total payments on the printer loan during the three months ended  June 30, 2026 were $44,636. Total payments on the printer loan during the six months ended June 30, 2026 were $57,997.

Future principal payments on current debt arrangements are as follows at June 30, 2026:

Year ending December 31,

Amount Due
2026 (remainder of the year)	$178,938
2027	355,195
2028	379,981
2029	276,389
2030	63,146
Total payments	$1,253,649

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC ("IMS"), which were issued in connection with our acquisition of substantially all of the assets of IMS in December 2020. IMS's warrants became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vested. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants at the time of issuance amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $0 and $27,615 in the three months ended  June 30, 2026 and 2025, respectively. The amortization of these warrants totaled $0 and $55,228 in the six months ended  June 30, 2026 and 2025, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$280,080	$(366,654)	$402,583	$(601,624)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	27,819,834	26,456,411	27,764,064	26,577,052
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	27,819,834	26,456,411	27,764,064	26,577,052
Basic income (loss) per common share	$0.01	$(0.01)	$0.01	$(0.02)
Diluted income (loss) per common share and common share equivalent	$0.01	$(0.01)	$0.01	$(0.02)

The warrants to purchase shares of common stock that were outstanding at June 30, 2026 and 2025 which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, were as follows:

	June 30,
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

At  June 30, 2026 and  December 31, 2025, the Company had a deferred tax asset of approximately $4.4 million and $4.5 million, respectively, net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that it was more likely than not that the Company will have taxable income in the future sufficient to utilize the deferred tax asset. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted. If applicable, the Company will recognize interest expense and penalties related to uncertain tax positions in interest expense. As of June 30, 2026, the Company had no accrued interest or penalties related to uncertain tax provisions.

At  June 30, 2026, the Company had available net operating loss carryforwards ("NOLs") of approximately $21.6 million. NOLs generated during or prior to 2017 ("Pre-2018 NOLs") are available to offset taxable income of future periods and expire 20 years after the loss was generated. NOLs generated after 2017 do not expire. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the Pre-2018 NOLs could expire before we generate sufficient taxable income.

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

The schedule below outlines when the Company's Pre-2018 NOLs were generated and the year they  may expire.

Tax Year-End	NOL	Expiration
2006	$1,350,961	2026
2007	1,740,724	2027
2008	918,960	2028
2009	835,322	2029
2010	429,827	2030
2013	504,862	2033
2016	474,465	2036
2017	1,267,336	2037
Total	$7,522,457

As of  June 30, 2026, there were NOLs totaling approximately $14.0 million that have been generated since the beginning of 2018 that do not expire, and can be carried forward to future years to offset taxable income. The schedule below outlines when the Company's NOLs for 2018 and later years were generated.

Tax Year-End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
2025	1,013,889
Total	$14,036,860
Total loss carryforwards	$21,559,317

The tax provision for federal and state income tax is as follows for the six months ended  June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Current provision:
Federal	$—	$—
State	220,168	131,411
	220,168	131,411

Deferred provision:
Federal income tax	121,803	—

Income tax expense	$341,971	$131,411

The reconciliation of federal income tax expense (benefit) computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the six months ended  June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Rate	Amount	Rate

Income tax (benefit) at 21%	$156,356	21.0%	$(98,745)	21.0%
Change in valuation allowance	—	—%	—	—%
Permanent and other differences	(34,553)	(4.6)%	98,745	(21.0)%
State taxes	220,168	29.6%	131,411	(27.9)%

Income tax expense	$341,971	45.9%	$131,411	(27.9)%

Note 8. Related Party Transactions

During the six months ended June 30, 2026 and 2025, the Company purchased a total of $18,959 and $4,756, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear LLC. The Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear LLC.

Note 9. Stock-Based Compensation

In the six months ended June 30, 2026, we withheld 44,430 shares of our common stock for $70,033 in private transactions based on an average purchase price of $1.58 per share from officers, directors and employees to cover their share of taxes in connection with equity grants. In the six months ended June 30, 2025, we withheld 123,817 shares of our common stock for $210,672 in private transactions based on an average purchase price of $1.70 per share from officers, directors and employees to cover their share of taxes in connection with equity grants.

On  June 11, 2026, the Company granted 790,000 shares of restricted common stock with a 10-year vesting period and 411,000 restricted stock units ("RSUs") with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.71 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, officers and employees will receive issued shares of common stock. Executive officers included in the 10-year restricted stock grant were Louis Hoch (300,000 shares), Michael White (50,000 shares), Greg Carter (50,000 shares), and Houston Frost (50,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (15,000 RSUs), Greg Carter (15,000 RSUs), and Houston Frost (15,000 RSUs).

On June 11, 2026, the Company granted 96,000 RSUs with a 3-year vesting period to Non-employee Directors as a performance bonus at an issue price of $1.71 per share. Directors included in the RSU grant were Blaise Bender (24,000 RSUs), Brad Rollins (24,000 RSUs), Ernesto Beyer (24,000 RSUs) and Michelle Miller (24,000 RSUs).

On  August 21, 2025, the Company granted 920,000 shares of restricted common stock with a 10-year vesting period and 457,800 RSUs with a 3-year vesting period to officers and employees as a performance bonus at an issue price of $1.44 per share. RSUs vest in equal tranches over their 3-year vesting period, while 10-year grants are cliff vesting, and vest in full at the conclusion of their 10-year vesting period. Upon vesting, officers and employees will receive issued shares of common stock. Executive officers included in the 10-year restricted stock grant were Louis Hoch (300,000 shares), Michael White (50,000 shares), Greg Carter (50,000 shares), and Houston Frost (50,000 shares). Executive officers included in the RSU grant were Louis Hoch (21,000 RSUs), Michael White (18,000 RSUs), Greg Carter (18,000 RSUs), and Houston Frost (18,000 RSUs).

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

Output Solutions

The Output Solutions segment, which was created in connection with the acquisition of substantially all of the assets of IMS, offers electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. Output Solutions, provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies.

Merchant Services

The Merchant Services segment offers integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and electronic funds transfer via the ACH network. Additionally, as part of our Prepaid card-based processing services, we develop and manage a variety of Mastercard-branded prepaid card program types, including consumer reloadable, consumer gift, incentive, promotional, general and government disbursement and corporate expense cards.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the three months ended  June 30, 2026 and 2025:

For the Three Months Ended June 30, 2026	Output Solutions	Merchant Services	Total

Revenues	$5,716,029	$17,962,607	$23,678,636
Cost of services
Processing expense	—	13,335,991	13,335,991
Services expense	783,939	—	783,939
Postage expense	3,832,719	—	3,832,719
Cost of services	4,616,658	13,335,991	17,952,649
Gross profit	$1,099,371	$4,626,616	$5,725,987

Depreciation and amortization	$36,789	$249,229	$286,018
Capital expenditures	$38,607	$95,445	$134,052
Identifiable assets[1]	$4,742,853	$10,024,618	$14,767,471

For the Three Months Ended June 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$4,685,985	$15,275,005	$19,960,990
Cost of services
Processing expense	—	10,974,067	10,974,067
Services expense	567,727	—	567,727
Postage expense	3,279,127	—	3,279,127
Cost of services	3,846,854	10,974,067	14,820,921
Gross profit	$839,131	$4,300,938	$5,140,069

Depreciation and amortization	$235,547	$229,052	$464,599
Capital expenditures	$61,859	$1,731	$63,590
Identifiable assets[1]	$3,816,153	$8,046,699	$11,862,852

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the six months ended  June 30, 2026 and 2025:

For the Six Months Ended June 30, 2026	Output Solutions	Merchant Services	Total

Revenues	$12,564,982	$36,579,428	$49,144,410
Cost of services
Processing expense	—	28,074,400	28,074,400
Services expense	1,542,154	—	1,542,154
Postage expense	8,664,986	—	8,664,986
Cost of services	10,207,140	28,074,400	38,281,540
Gross profit	$2,357,842	$8,505,028	$10,862,870

Depreciation and amortization	$45,452	$466,311	$511,763
Capital expenditures	$386,591	$145,533	$532,124
Identifiable assets[1]	$4,742,853	$10,024,618	$14,767,471

For the Six Months Ended June 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$10,457,583	$31,512,457	$41,970,040
Cost of services
Processing expense	—	23,648,164	23,648,164
Services expense	1,699,602	—	1,699,602
Postage expense	6,673,062	—	6,673,062
Cost of services	8,372,664	23,648,164	32,020,828
Gross profit	$2,084,919	$7,864,293	$9,949,212

Depreciation and amortization	$478,175	$482,194	$960,369
Capital expenditures	$61,859	$12,066	$73,925
Identifiable assets[1]	$3,816,153	$8,046,699	$11,862,852

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables reconcile total gross profit reported above to the income (loss) from operations reported in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Total Gross Profit	$5,725,987	$5,140,069
Stock-based compensation	(482,508)	(434,255)
SG&A	(4,580,548)	(4,638,185)
Depreciation and amortization	(286,018)	(464,599)
Operating income (loss)	$376,913	$(396,970)

	Six Months Ended June 30,
	2026	2025
Total Gross Profit	$10,862,870	$9,949,212
Stock-based compensation	(811,792)	(844,317)
SG&A	(8,936,690)	(8,781,080)
Depreciation and amortization	(511,763)	(960,369)
Operating income (loss)	$602,625	$(636,554)

Note 11. Commitments and Contingencies

Legal Proceedings

The Company  may become involved in legal matters arising in the ordinary course of business from time to time. While we are not party to any legal proceedings as of the date of the filing of this report, we could become involved in litigation or other legal proceedings that may have a material adverse effect on our business, financial condition, or results of operations.

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

In 2025, we also launched a new distribution strategy for our Prepaid card services with a wearable device program. Our prepaid cards can now be successfully loaded onto items such as watches, wristbands, belt buckles, or nearly any wearable product through the use of embedded chips. We first demonstrated this new product in October 2025, and continue to refine the product, anticipating it will assist in enhancing our prepaid card program's marketability and diversity in the overall payment ecosystem.

Electronic and Paper Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions, through the acquisition of substantially all of the assets of Information Management Solutions, LLC, or IMS. This product offering provides an outsourced solution for document design, print, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. Usio Output Solutions, Inc., or Output Solutions, offers a unique, and complementary payment related solution to our merchant services products of ACH, credit card, and prepaid card processing, with an opportunity for enhanced cross-selling efforts. The success of this business line depends on our ability to realize the anticipated growth opportunities, although we cannot provide any assurance that we will be able to realize these opportunities. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder, on October 1, 2023, that was implemented over the course of 2024, and a new printer in September 2025 that was installed and operational in the second quarter of 2026. Further, in December 2024, we partnered with an outsourced presorting company to further automate our print and mail systems. Despite challenges in growing revenues from Output Solutions in 2025, we have significantly reduced labor costs related to print and mail processing. We believe this reduction has better positioned the business line to pursue and successfully generate much larger opportunities than we previously were able to through the increase in capacity and automation. Results have already been realized, as the quantity of mail we printed and delivered in the first quarter of 2026 was higher than in any other fiscal quarter in the history of the Company, while simultaneously requiring fewer working hours to achieve, compared to each fiscal quarter of 2025. This performance continued into the second quarter of 2026, in which each month set a record for the highest number of pieces printed and mailed in the same month of any prior year.

"Usio One". Throughout 2025 and continuing in 2026, we adopted and began implementing our "Usio One" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services. We believe this strategy will help better position our merchant services and Output Solutions business segments to customers and the broader payments related market as a more cohesive service offering. In turn, we anticipate being able to better leverage our resources, reduce friction in new customer acquisition, and drive more meaningful cross-selling opportunities, which we anticipate will help increase our products' stickiness and customer retention. Success from this strategy has already been realized by our sales and client management staff through the generation of new integrations between our existing customers and our ancillary business lines. The consolidation of our various technologies into a more seamless product offering continues to progress, and we anticipate that it will ultimately result in a client and customer onboarding process that enables all of our customers to automatically be enrolled in, and have access to, each of our payment acceptance and issuing products. In turn, through the continued development of our back end technology infrastructure, we anticipate the ability to eliminate the need for distinct contracts, dashboards, funding accounts, and support teams per product.

PostCredit Acquisition. In November of 2025, we acquired substantially all of the assets of PostCredit, allowing an entry point into the expense management space. PostCredit had been developing technology that would cater to companies looking for fund management and expense tracking that integrated with various Enterprise Resource Planning, or ERP, systems. The Company anticipates continuing to develop this technology, while simultaneously integrating it into our existing products, opening a new sales channel to the broader market already utilizing ERPs such as Microsoft Business Dynamics and Business Central. We intend to combine this technology seamlessly with our EBPP product launched in 2025, allowing clients to send invoices, payments, manage funds, and reconcile with their various ERP platforms utilizing our payment channels. In combination with the other efforts of our Usio One strategy, we believe we will be able to develop a central Usio Business Hub that further encourages and incentivizes the utilization of our products, cross-sells our corporate expense solution, and assists in retaining the deposits we hold for our customers to help maintain or grow our interest revenues. We believe we will be able to implement phased portions of this strategy, and other PostCredit related projects, by the end of 2026. In the first half of 2026, we were able to demonstrate our early stage development to both existing clients and prospective customers as an upcoming feature, and believe we have been able to generate significant interest in PostCredit as both a standalone product and as a value-added service to our existing suite of technology. We continue to work towards releasing a live version of this platform to customers in the second half of 2026.

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

Growing Revenues. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale and establish a strong reputation within the financial technologies space. This growth assists us in maintaining our diversified offerings and remaining relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In the second quarter of 2026, our revenues increased 19% to $23.7 million, as compared to $20.0 million in the same quarter of 2025, due primarily to strong growth in our ACH and complementary services, credit card, and Output Solutions lines of business, though offset slightly by declines in our prepaid card services line of business and interest revenues. The strong growth in each of our ACH and complementary services, and credit card lines of business was due to organic growth from existing customers and net new client implementations and onboarding. Similarly, growth in our Output Solutions line of business was driven by a combination of organic growth and net new customer acquisitions. Additionally, revenues were further enhanced due to the scalability and printing speed realized from our new printer that became operational in the second quarter of 2026, improving work flows and allowing us to drive increased sales. The decrease in our prepaid card services revenues was due to declines from one of our key prepaid card programs, as its business was impacted by the loss of a key customer in the second quarter of 2025 that made meaningful contributions to Usio revenues in the first and second quarter of 2025. Lower interest revenues were driven by interest rates and interest bearing deposits declining versus the prior year.

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

Enhancing shareholder value via operational execution and capital allocation. By appropriately managing our expenses (which are discussed under "- Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale, and drive revenue growth. We believe that carefully evaluating our existing selling, general and administrative, or SG&A, expenses, and balancing them against the need for client implementation and support, together with our technology staff driving product innovation, will guide our operational strategies while maintaining a focus on efficiencies and profitability. SG&A expenses were flat in the second quarter of 2026 compared to the second quarter of 2025, at $4.6 million. For more information, see "Results of Operations - Selling, General and Administrative Expenses" below.

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

During the second quarter of 2026, the number of credit card transactions processed by us increased by 19% versus the second quarter of 2025. The volume of credit card dollars processed during the second quarter of 2026 increased by 13% compared to the same period in 2025. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries including healthcare and legal.

ACH (eCheck) transaction counts during the second quarter of 2026 increased by 34% compared to the second quarter of 2025. Returned check transactions processed during the second quarter of 2026 increased by 35% compared to the second quarter of 2025. Electronic check dollars processed during the second quarter of 2026 increased by 28% compared to the second quarter of 2025. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing, alongside organic growth from existing customers, and increased adoption of newer payment products, such as RTP.

Prepaid card load volumes during the second quarter of 2026 were flat at $65 million compared to the second quarter of 2025. Prepaid card transaction counts processed during the second quarter of 2026 decreased by 4% compared to the second quarter of 2025. These declines were primarily due to processing reductions from one of our key clients, who lost its own downstream customers during the second quarter of 2025. This client contributed significant card load, purchase volume, and purchase transactions during the prior year period. This loss, however, was partially offset by growth in our existing client base, alongside the implementation of several new customers. Prepaid card purchase volume during the second quarter of 2026 increased by 11% compared to the second quarter of 2025. Despite the growth in prepaid card purchase volume driving increase revenues related to spend, it was not enough to overcome the more meaningful client and cardholder fee revenues derived from the aforementioned declines in one of our key clients. We continue to invest time and resources in the development of additional net new customers and clients that are at various stages of the implementation process, and we believe have the potential to drive meaningful revenue growth in the third and fourth quarters of 2026.

Output Solutions total mail pieces processed and delivered were 7.8 million for the second quarter of 2026, an increase of 43% compared to 5.4 million in the second quarter of 2025, while electronic only documents delivered were 29.8 million, up 49% in the second quarter of 2026 compared to 20 million in the second quarter of 2025. This strong processing activity was driven by increased organic growth, new customer acquisitions, and the implementation of our new printer, driving increased scale and printing speeds allowing for quicker job completion time.

Total dollar volumes processed across all business lines in the second quarter of 2026 were $2.47 billion compared to $1.94 billion processed in the second quarter of 2025, up 27% over the prior year quarter, attributable to processing volume growth in our credit card, ACH and complementary services, and prepaid card business lines.

For more information, see "Results of Operations - Revenues."

Material Trends and Uncertainties

On August 16, 2022, former President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases, when repurchases of stock on an established securities market exceed $1 million in a tax year. On May 13, 2022, and again on March 24, 2025, the Board authorized a renewal of the buy-back program, with a limit up to $4 million of the Company's common stock with a three year duration. As of December 31, 2025, the Company had repurchased approximately $1.1 million of stock as part of the buyback program for which the Company may be required to pay approximately $11,000 in excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2026 and future years. During the six months ended June 30, 2026, the Company repurchased $370,932 of stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if the Company meets or exceeds the IRA's 1% excise tax repurchase minimum of $1 million in stock buybacks.

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

As the Federal Reserve has worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. This resulted in the Company's receiving more favorable interest rates on its current cash balances, amounting to $0.7 million in interest earnings in the six months ended June 30, 2026. Of this interest, $0.5 million was recognized as revenue in the respective business lines for which the cash balances are held, and $187,689 as interest income. In 2024, the Federal Reserve lowered the federal funds rate three times by a cumulative 1%, and by 0.25% three times in 2025 during September, October, and December 2025, which has resulted in lower interest earnings on our interest-bearing cash accounts. Should the Federal Reserve continue lowering the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners, to ensure we effectively manage our cash balances, and monitor the Federal Reserve's monetary policy decisions.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of any of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At June 30, 2026 and December 31, 2025, the Company’s reserve for processing losses was $629,837 and $784,937, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in accrued expenses.

Accounts Receivable/Allowance for Estimated Credit Losses

Accounts receivable are reported as outstanding principal net of an allowance for estimated credit losses, which was $181,036 and $404,132 at June 30, 2026 and December 31, 2025, respectively.

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

•	The Company defines EBITDA as operating income (loss), before interest income, interest expense, taxes, depreciation and amortization of intangibles.
•	The Company defines Adjusted EBITDA as EBITDA, as defined above, plus non-cash stock-based compensation and certain non-recurring items, such as costs related to acquisitions.
•	The Company defines Adjusted EBITDA margins as Adjusted EBITDA, as defined above, divided by total revenues.

Management believes that EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported Adjusted EBITDA of $1.1 million for the quarter ended June 30, 2026, as compared to Adjusted EBITDA of $0.5 million for the same period in the prior year. The increase in Adjusted EBITDA in the 2026 quarter was attributable to increased gross profit in the period. Adjusted EBITDA margins were 4.8% in the quarter ended June 30, 2026, as compared to Adjusted EBITDA margins of 2.5% for the same period in the prior year. The increase in Adjusted EBITDA margins was due primarily to increased gross profit versus the prior year period, alongside SG&A expenses representing a smaller percentage of revenues, thereby driving improved bottom line results.

We reported Adjusted EBITDA of $1.9 million for the six months ended June 30, 2026, as compared to Adjusted EBITDA of $1.2 million for the same period in the prior year. The increase in Adjusted EBITDA in the 2026 period was attributable to increased gross profit in the period, driven by a 17% increase in revenues versus the prior year period. Adjusted EBITDA margins were 3.9% in the six months ended June 30, 2026, as compared to Adjusted EBITDA margins of 2.8% for the same period in the prior year. The increase in Adjusted EBITDA margins was due primarily to increased gross profit versus the prior year period, alongside SG&A expenses only increasing a nominal amount and representing a smaller percentage of revenues, thereby driving improved bottom line results.

The following tables set forth reconciliations of Operating Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margins for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Reconciliation from Operating income (loss) to Adjusted EBITDA:
Operating income (loss)	$376,913	$(396,970)	$602,625	$(636,554)
Depreciation and amortization	286,018	464,599	511,763	960,369
EBITDA	662,931	67,629	1,114,388	323,815
Non-cash stock-based compensation expense, net	482,508	434,255	811,792	844,317
Adjusted EBITDA	$1,145,439	$501,884	$1,926,180	$1,168,132

Calculation of Adjusted EBITDA margins:
Revenues	$23,678,636	$19,960,990	$49,144,410	$41,970,040
Adjusted EBITDA	$1,145,439	$501,884	$1,926,180	$1,168,132
Adjusted EBITDA margins	4.8%	2.5%	3.9%	2.8%

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

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

ACH and complementary services	$6,308,281	$5,192,224	$1,116,057	21%
Credit card	8,997,174	7,045,030	1,952,144	28%
Prepaid card services	2,453,774	2,726,410	(272,636)	(10)%
Output Solutions	5,669,349	4,642,901	1,026,448	22%
Interest - ACH and complementary services	90,876	176,518	(85,642)	(49)%
Interest - Prepaid card services	112,502	134,823	(22,321)	(17)%
Interest - Output Solutions	46,680	43,084	3,596	8%
Total Revenue	$23,678,636	$19,960,990	$3,717,646	19%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

ACH and complementary services	$12,601,347	$10,236,741	$2,364,606	23%
Credit card	18,707,498	14,923,724	3,783,774	25%
Prepaid card services	4,826,975	5,633,861	(806,886)	(14)%
Output Solutions	12,474,663	10,375,768	2,098,895	20%
Interest - ACH and complementary services	213,077	400,647	(187,570)	(47)%
Interest - Prepaid card services	230,531	317,484	(86,953)	(27)%
Interest - Output Solutions	90,319	81,815	8,504	10%
Total Revenue	$49,144,410	$41,970,040	$7,174,370	17%

Consolidated revenues for the quarter ended June 30, 2026 were up 19%, at $23.7 million, as compared to $20.0 million for the quarter ended June 30, 2025, due to the 21% growth in ACH and complementary services revenue, 28% growth in credit card revenue, and 22% growth in Output Solutions revenue. This growth completely offset a 10% revenue decline in our prepaid card services business line, alongside a net 29% decline in total interest revenues from all three interest revenue sources.

ACH and complementary services revenue growth of 21% was primarily attributable to an increase in ACH check dollar volume of 28%, an increase in transactions of 34%, and an increase in returned check transactions of 35%, in each case, for the quarter ended June 30, 2026 compared to the same period in 2025. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing at the end of the second quarter of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as PINless debit, RCC, and RTP.

The 28% increase in our credit card business unit for the quarter ended June 30, 2026 was the result of several key implementations of new independent software vendors and enterprise customers throughout 2025, who began processing at the end of the fourth quarter of 2025, and continued to increase their volumes in the first half of 2026. This new business was in addition to the organic growth from our existing customer base, who have continued to increase their processing volumes over time.

Output Solutions revenue was up 22% for the quarter ended June 30, 2026 compared to the same period of 2025, due to strong organic growth, and net new customers. Further leverage in revenue driven by new customer acquisition was related to the implementation of our new printer in the second quarter of 2026, drastically increasing the quantity of mail we can print and deliver.

The 10% decrease in prepaid card services revenues for the quarter ended June 30, 2026 was attributable to one of our key clients losing a portion of its downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. We have already signed several contracts beginning in the second half of 2025 and into 2026, that we believe will have the ability to drive meaningful revenue growth in the second half of 2026, as we fully implement and onboard their business.

Consolidated revenues for the six months ended June 30, 2026 were up 17%, at $49.1 million, as compared to $42.0 million for the six months ended June 30, 2025, due to the 23% growth in ACH and complementary services revenue, 25% growth in credit card revenue, and 20% growth in Output Solutions revenue. This growth completely offset a 14% revenue decline in our prepaid card services business line, alongside a net 33% decline in total interest revenues from all three interest revenue sources.

ACH and complementary services revenue growth of 23% was primarily attributable to an increase in ACH check dollar volume of 29%, an increase in transactions of 34%, and an increase in returned check transactions of 44%, in each case, for the six months ended June 30, 2026 compared to the same period in 2025. This growth was a result of organic growth within our existing customer base, alongside net new client implementations that began processing at the end of the second quarter of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as PINless debit, RCC, and RTP.

The 25% increase in our credit card business unit for the six months ended June 30, 2026 was the result of several key implementations of new independent software vendors and enterprise customers throughout 2025, who began processing at the end of the fourth quarter of 2025, and continued to increase their volumes in the first half of 2026. This new business was in addition to the organic growth from our existing customer base, who have continued to increase their processing volumes over time.

Output Solutions revenue was up 20% for the six months ended June 30, 2026 compared to the same period of 2025, due to strong organic growth, and net new customers. Compounding this was the presence of increased business related to the printing and mailing of tax statements and voter registration cards that occurred in the first quarter of 2026, a recurring source of revenue, but one that occurs only once each year in the case of tax statements, and once every other year with respect to voter registration cards.

The 14% decline in prepaid card services revenue for the six months ended June 30, 2026 was attributable to one of our key clients losing a portion of its downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. We have already signed several contracts throughout the second half of 2025, and into 2026, that we believe will have the ability drive meaningful revenue growth in the second half of 2026, as we fully implement and onboard their business.

Further declines in revenues were attributable to lower interest revenue, associated with lower interest rates and interest bearing deposits versus the prior year three and six month periods. For more information, see "- Summary of Results."

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

Cost of services increased by $3.1 million, or 21%, to $18.0 million for the quarter ended June 30, 2026, as compared to $14.8 million for the same period in the prior year, due to increased revenues of 19%. The decline in interest revenues, which have no associated cost of services, alongside growth in revenues from lower margin lines of business, resulted in cost of services growth slightly outpacing revenue growth.

Cost of services increased by $6.3 million, or 20%, to $38.3 million for the six months ended June 30, 2026, as compared to $32.0 million for the same period in the prior year, due to increased revenues of 17%. Increased revenue contribution from lower margin business lines such as PINless debit and RCC within ACH and complementary services, and credit card, alongside declines in our higher margin prepaid card services and interest revenues, specifically within the first quarter of 2026, all contributed to cost of services growth slightly outpacing revenue growth.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 11% to $5.7 million for the quarter ended June 30, 2026, as compared to $5.1 million for the same period in the prior year. Gross profit percentage of revenue was 24.2% for the quarter ended June 30, 2026, down versus 25.8% in the prior year period. The increase in gross profit in the quarter ended June 30, 2026, as compared to the same period during the prior year, was primarily attributable to the 19% increase in revenue. However, as a result of revenue mix favoring lower margin business lines such as PINless debit and RCC within ACH and complementary services, and credit card, alongside declines in our higher margin prepaid business and in interest revenues, gross profit percentages declined compared to the prior year period.

Gross profit increased by 9% to $10.9 million for the six months ended June 30, 2026, as compared to $9.9 million for the same period in the prior year. Gross profit percentage of revenue was 22.1% for the six months ended June 30, 2026, down versus 23.7% in the prior year period. The increase in gross profit in the six months ended June 30, 2026, as compared to the same period during the prior year, was primarily attributable to the 19% increase in revenue. However, as a result of revenue mix favoring lower margin business lines such as PINless debit and RCC within ACH and complementary services, and credit card, alongside declines in our higher margin prepaid business and in interest revenues, gross profit percentages declined compared to the prior year period.

Stock-based Compensation

Stock-based compensation expenses were $0.5 million for the quarter ended June 30, 2026 as compared to $0.4 million for the quarter ended June 30, 2025, with the increase over the prior year quarter due to the amortization of newly issued stock-based awards offsetting the completed amortization of previously issued awards at the end of 2025.

Stock-based compensation expenses were $0.8 million for the six months ended June 30, 2026, flat versus the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $4.6 million for the quarter ended June 30, 2026, flat versus the prior year quarter.

SG&A expenses were $8.9 million for the six months ended June 30, 2026 as compared to $8.8 million in the prior year quarter. The increase in SG&A for the six months ended June 30, 2026 was driven primarily by increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisitions, or developed as internal use software.

Depreciation and amortization expense totaled $0.3 million and $0.5 million in the quarter ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense for the quarter ended June 30, 2026 compared to the prior year quarter was due to the completed amortization of intangible assets, specifically related to the completed amortization of our acquisition of Output Solutions, alongside capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $0.5 million and $1.0 million in the six months ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense for the quarter ended June 30, 2026 compared to the prior year quarter was due to the completed amortization of intangible assets, specifically related to the completed amortization of our acquisition of Output Solutions, alongside capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Other Income, Net

Other income, net was $0.1 million for the quarter ended June 30, 2026, flat compared to $0.1 million for the quarter ended June 30, 2025.

Other income, net was $0.1 million for the six months ended June 30, 2026, down compared to $0.2 million for the six months ended June 30, 2025 due to lower interest income as a result of lower interest rate in the prior year period.

Income Taxes

Income tax expense in the three months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively, up versus the prior year period as a result of increased taxable income.

Income tax expense in the six months ended June 30, 2026 and 2025 was $0.3 million and $0.1 million, respectively, up versus the prior year period as a result of increased taxable income.

Net Income (Loss)

We reported net income of $0.3 million for the quarter ended June 30, 2026, as compared to a net loss of $0.4 million for the same period in the prior year. The increase from a net loss to net income was driven primarily by the increased revenues, and corresponding gross profits in the quarter ended June 30, 2026 as compared to the same period in the prior year.

We reported net income of $0.4 million for the six months ended June 30, 2026, as compared to a net loss of $0.6 million for the same period in the prior year. The increase from a net loss to net income was driven primarily by the increased revenues, and corresponding gross profits in the six months ended June 30, 2026 as compared to the same period in the prior year.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of June 30, 2026, we had cash and cash equivalents of $6.4 million. For the six months ended June 30, 2026, cash provided by operations was $0.3 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), less depreciation, amortization, credit losses, deferred federal income tax, non-cash stock-based compensation, the amortization of intangible assets, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, other assets, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, customer deposits, and deferred revenues.

We reported net income of $0.4 million for the six months ended June 30, 2026 compared to a net loss of $0.6 million for the six months ended June 30, 2025. We had an accumulated deficit of $70.1 million and $70.5 million at June 30, 2026 and December 31, 2025, respectively. Additionally, we had working capital of $9.7 million and $9.4 million at June 30, 2026 and December 31, 2025, respectively.

We have in the past, and may in the future, utilize equipment loans in order to finance the cost of particular pieces of equipment. On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $50,188 and $47,953 for the three months ended June 30, 2026 and 2025, respectively. Total interest and principal payments on this folder and inserter equipment loan were $98,141 and $95,906 for the six months ended June 30, 2026 and 2025, respectively.

On September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of March 19, 2031 and annual interest of 6.75%. Monthly principal and interest payments are required in the amount of $20,088. Through the end of 2025, only $791,742 in proceeds were drawn from the loan and reflected on the Company's consolidated balance sheets at December 31, 2025, with the remaining commitment of $226,212 still available as of June 30, 2026. Total payments on the printer loan during the three months ended June 30, 2026 were $44,636. Total payments on the printer loan during the six months ended June 30, 2026 were $57,997.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2026 was $0.3 million, as compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 2025. The decrease in net cash provided by operating activities was due primarily to increases in accounts receivable, alongside lower merchant reserves and depreciation and amortization expenses in the six months ended June 30, 2026. We continue to invest resources in the infrastructure of our business such as the retention and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2026 as compared to net cash used in investing activities of $0.7 million for the six months ended June 30, 2025. The primary driver of our investing activities was capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in net cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and leasehold improvements relative to the same period a year ago.

Net cash used in financing activities for the six months ended June 30, 2026 was $13.1 million and net cash provided by financing activities for the six months ended June 30, 2025 was $2.5 million. The decrease in cash provided by financing activities was primarily attributable to the decrease in assets held for customers, which include settlement processing and prepaid card load assets, relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of June 30, 2026 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

OTHER PROCEEDINGS

The Company may become involved in legal matters arising in the ordinary course of business from time to time. While we are not party to any legal proceedings as of the date of the filing of this report, we could become involved in litigation or other legal proceedings that may have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Item 1A. Risk Factors of the 2025 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized renewals of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2028, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended June 30, 2026, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - April 30, 2026	49,415	$1.23	49,415	$3,512,613
May 1 - May 31, 2026	24,258	$1.36	24,258	3,479,622
June 1 - June 30, 2026	24,667	$1.76	24,667	3,436,011
Total	98,340		98,340	$3,436,011

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the three months ended  June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

3.5	Amended and Restated By-laws (included as exhibit 3.1 to the Form 8-K/A filed June 16, 2026, and incorporated herein by reference).

4.1	Description of Securities (included as exhibit 4.1 to the Form 10-K for the year ended December 31, 2025 filed on March 18, 2026, and incorporated herein by reference).

10.1*	Employment Agreement between the Company and Louis A. Hoch, dated February 27, 2007 (included as exhibit 10.2 to the Form 8-K filed March 2, 2007, and incorporated herein by reference).

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

10.12	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.13	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.14*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.15+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.16+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.17	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.18	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.19	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.24	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference.

10.25*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (Included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.26*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.27*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance

10.28*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.29*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

10.30*	Tenth Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.31*	First Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.32*	Usio, Inc. 2025 Comprehensive Equity Incentive Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 30, 2025, and incorporated herein by reference).

10.33*	Employment Agreement Dated August 18, 2025 between Usio, Inc. and Michael White (included as exhibit 10.1 to the Form 8-K filed on August 18, 2025, and incorporated herein by reference)

10.34*	Form of Restricted Stock Unit Agreement (included as exhibit 10.1 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.35*	Form of Restricted Stock Award Agreement (included as exhibit 10.2 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference)

10.36*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Brad Rollins (included as exhibit 10.1 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.37*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference

10.38*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Ernesto R. Beyer de la Garza (included as exhibit 10.3 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.39*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Michelle Miller (included as exhibit 10.4 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference)

10.40*	Eleventh Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

10.41*	Second Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

10.42*	First Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Michael White (included as exhibit 10.3 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1*	Clawback Policy (included as exhibit 97.1 to the Form 10-K filed on March 26, 2025, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Commission upon request.
*	Management Compensatory Plan or Arrangement

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC.

Date: August 12, 2026	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)