Form 10-Q
period 2026-09-30
Usio, Inc.
filed 2026-11-10
CIK 1088034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 001-15093

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

As of November 9, 2026, the number of outstanding shares of the registrant's common stock was 28,517,318.

USIO, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

USIO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,335,367	$7,434,051
Settlement processing assets	65,850,763	74,180,475
Prepaid card load assets	15,380,635	27,623,728
Customer deposits	2,751,854	2,281,220
Merchant reserves	4,503,537	4,795,537
Accounts receivable, net	6,199,363	5,274,586
Inventory	624,635	461,675
Prepaid expenses and other	869,027	1,359,382
Total current assets	103,515,181	123,410,654

Property and equipment, net	6,245,265	4,157,393

Other assets:
Intangibles, net	9,759	9,759
Operating lease right-of-use assets, net	3,000,273	2,423,231
Other assets	362,949	362,949
Deferred tax asset, net	4,376,596	4,526,228
Total other assets	7,749,577	7,322,167

Total assets	$117,510,023	$134,890,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,095,833	$880,590
Accrued expenses	3,760,626	3,326,445
Operating lease liabilities, current portion	743,160	639,805
Equipment loan, current portion	349,316	289,317
Settlement processing obligations	65,850,763	74,180,475
Prepaid card load obligations	15,380,635	27,623,728
Customer deposits	2,751,854	2,281,220
Merchant reserve obligations	4,503,537	4,795,537
Total current liabilities	94,435,724	114,017,117

Non-current liabilities:
Operating lease liabilities, net of current portion	2,427,389	1,885,983
Equipment loan, net of current portion	1,131,175	1,074,711
Total liabilities	97,994,288	116,977,811

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; -0- shares outstanding at September 30, 2026 (unaudited) and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 32,649,119 and 31,562,178 issued, and 28,509,743 and 27,729,704 outstanding at September 30, 2026 (unaudited) and December 31, 2025, respectively	32,649	31,562
Additional paid-in capital	104,302,327	102,363,590
Treasury stock, at cost; 4,139,376 and 3,832,474 shares at September 30, 2026 (unaudited) and December 31, 2025, respectively	(7,335,943)	(6,837,181)
Deferred compensation	(7,558,266)	(7,100,573)
Accumulated deficit	(69,925,032)	(70,544,995)
Total stockholders’ equity	19,515,735	17,912,403

Total liabilities and stockholders’ equity	$117,510,023	$134,890,214

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$23,763,838	$21,180,333	$72,908,248	$63,150,373
Cost of services	18,025,493	16,310,314	56,307,033	48,331,142
Gross profit	5,738,345	4,870,019	16,601,215	14,819,231

Selling, general and administrative expenses:
Stock-based compensation	570,431	399,582	1,382,223	1,243,899
SG&A	4,553,317	4,501,762	13,490,007	13,282,842
Depreciation and amortization	335,865	432,846	847,628	1,393,215
Total selling, general and administrative	5,459,613	5,334,190	15,719,858	15,919,956

Operating income (loss)	278,732	(464,171)	881,357	(1,100,725)

Other income (expense):
Interest income	94,910	124,449	282,599	314,368
Other income	—	5,000	—	5,000
Interest expense	(22,680)	(11,328)	(68,440)	(34,906)
Other income, net	72,230	118,121	214,159	284,462

Income (loss) before income taxes	350,962	(346,050)	1,095,516	(816,263)

Federal income tax expense	27,829	—	149,632	—
State income tax expense	105,753	69,036	325,921	200,447
Income tax expense	133,582	69,036	475,553	200,447

Net income (loss)	$217,380	$(415,086)	$619,963	$(1,016,710)

Basic income (loss) per common share:	$0.01	$(0.02)	$0.02	$(0.04)
Diluted income (loss) per common share:	$0.01	$(0.02)	$0.02	$(0.04)
Weighted average common shares outstanding
Basic	28,474,331	26,892,925	28,015,807	26,719,488
Diluted	28,474,331	26,892,925	28,015,807	26,719,488

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$619,963	$(1,016,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	847,628	1,393,215
Deferred federal income tax	149,632	—
Employee stock-based compensation	1,382,223	1,243,899
Allowance for expected credit losses	(223,096)	—
Reserve for processing losses	(100,102)	(145,179)
Changes in current assets and current liabilities:
Accounts receivable	(701,681)	(158,132)
Accounts receivable, tax credit	—	1,494,612
Prepaid expenses and other	490,355	(554,348)
Operating lease right-of-use assets	629,228	467,957
Inventory	(162,960)	66,103
Accounts payable and accrued expenses	749,526	(920,666)
Operating lease liabilities	(561,509)	(463,882)
Merchant reserves	(292,000)	(13,564)
Customer deposits	470,634	20,851
Net cash provided by operating activities	3,297,841	1,414,156

Investing activities:
Purchases of property and equipment	(2,010,228)	(292,590)
Capitalized labor for internal use software	(925,272)	(846,375)
Net cash used in investing activities	(2,935,500)	(1,138,965)

Financing activities:
Payments on equipment loan, net	(188,923)	(108,953)
Proceeds from equipment loan	305,386	226,212
Proceeds from issuance of common stock	99,908	70,289
Purchases of treasury stock	(498,762)	(765,887)
Assets held for customers	(20,572,805)	(5,933,757)
Net cash used in financing activities	(20,855,196)	(6,512,096)

Change in cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves	(20,492,855)	(6,236,905)
Cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves, beginning of period	116,315,011	87,618,491

Cash, Cash Equivalents, Settlement Processing Assets, Prepaid Card Load Assets, Customer Deposits and Merchant Reserves, End of Period	$95,822,156	$81,381,586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,440	$34,906
Income taxes	450,000	438,000
Non-cash investing and financing activities:
Issuance of deferred stock compensation	$1,350,900	$1,324,800
Right-of-use assets obtained in exchange for operating lease liabilities	1,206,270	—

The reconciliation of cash and cash equivalents to cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves is as follows for each period presented:

	Nine Months Ended September 30,
	2026	2025

Beginning cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,434,051	$8,056,891
Settlement processing assets	74,180,475	47,104,006
Prepaid card load assets	27,623,728	25,648,688
Customer deposits	2,281,220	1,918,805
Merchant reserves	4,795,537	4,890,101
Total	$116,315,011	$87,618,491

Ending cash, cash equivalents, settlement processing assets, prepaid card load assets, customer deposits and merchant reserves:
Cash and cash equivalents	$7,335,367	$7,746,456
Settlement processing assets	65,850,763	57,431,550
Prepaid card load assets	15,380,635	9,387,387
Customer deposits	2,751,854	1,939,656
Merchant reserves	4,503,537	4,876,537
Total	$95,822,156	$81,381,586

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid- In	Treasury	Deferred	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity

Balance at December 31, 2025	31,562,178	$31,562	$102,363,590	$(6,837,181)	$(7,100,573)	$(70,544,995)	$17,912,403

Issuance of common stock under equity incentive plan	94,700	95	77,943	—	—	—	78,038
Issuance of common stock under employee stock purchase plan	10,427	10	14,170	—	—	—	14,180
Deferred compensation amortization	—	—	—	—	251,246	—	251,246
Purchase of treasury stock, at cost	—	—	—	(233,459)	—	—	(233,459)
Net income for the period	—	—	—	—	—	122,503	122,503

Balance at March 31, 2026	31,667,305	$31,667	$102,455,703	$(7,070,640)	$(6,849,327)	$(70,422,492)	$18,144,911

Issuance of common stock under equity incentive plan	920,420	920	1,529,014	—	(1,350,900)	—	179,034
Issuance of common stock under employee stock purchase plan	19,667	20	22,401	—	—	—	22,421
Deferred compensation amortization	—	—	—	—	303,474	—	303,474
Purchase of treasury stock, at costs	—	—	—	(137,473)	—	—	(137,473)
Net income for the period	—	—	—	—	—	280,080	280,080

Balance at June 30, 2026	32,607,392	$32,607	$104,007,118	$(7,208,113)	$(7,896,753)	$(70,142,412)	$18,792,447

Issuance of common stock under equity incentive plan	16,200	16	231,928	—	—	—	231,944
Issuance of common stock under employee stock purchase plan	25,527	26	63,281	—	—	—	63,307
Deferred compensation amortization	—	—	—	—	338,487	—	338,487
Purchase of treasury stock, at costs	—	—	—	(127,830)	—	—	(127,830)
Net income for the period	—	—	—	—	—	217,380	217,380

Balance at September 30, 2026	32,649,119	$32,649	$104,302,327	$(7,335,943)	$(7,558,266)	$(69,925,032)	$19,515,735

Balance at December 31, 2024	29,902,415	$198,317	$99,676,457	$(5,770,592)	$(6,914,563)	$(68,032,656)	$19,156,963

Adjustment to par value of common stock	—	(168,415)	168,415	—	—	—	—
Issuance of common stock under equity incentive plan	128,053	128	136,276	—	—	—	136,404
Issuance of common stock under employee stock purchase plan	7,887	8	11,507	—	—	—	11,515
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at cost	—	—	—	(351,640)	—	—	(351,640)
Net loss for the period	—	—	—	—	—	(234,970)	(234,970)

Balance at March 31, 2025	30,038,355	$30,038	$99,992,655	$(6,122,232)	$(6,640,905)	$(68,267,626)	$18,991,930

Issuance of common stock under equity incentive plan	176,622	177	160,420	—	—	—	160,597
Issuance of common stock under employee stock purchase plan	20,535	20	29,958	—	—	—	29,978
Deferred compensation amortization	—	—	—	—	273,658	—	273,658
Purchase of treasury stock, at costs	—	—	—	(356,658)	—	—	(356,658)
Net loss for the period	—	—	—	—	—	(366,654)	(366,654)

Balance at June 30, 2025	30,235,512	$30,235	$100,183,033	$(6,478,890)	$(6,367,247)	$(68,634,280)	$18,732,851

Issuance of common stock under equity incentive plan	937,400	938	1,438,747	—	(1,324,800)	—	114,885
Issuance of common stock under employee stock purchase plan	18,821	19	28,777	—	—	—	28,796
Deferred compensation amortization	—	—	—	—	284,697	—	284,697
Purchase of treasury stock, at costs	—	—	—	(57,589)	—	—	(57,589)
Net loss for the period	—	—	—	—	—	(415,086)	(415,086)

Balance at September 30, 2025	31,191,733	$31,192	$101,650,557	$(6,536,479)	$(7,407,350)	$(69,049,366)	$18,688,554

See the accompanying notes to the interim consolidated financial statements.

USIO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Usio, Inc. and its subsidiaries (collectively, the “Company” or "Usio") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended  December 31, 2025, as filed with the Commission on  March 18, 2026 (the "2025 Annual Report"). Results of operations for interim periods are not necessarily indicative of results that  may be expected for any other interim periods or the full fiscal year. References in this quarterly report to "the quarter" or the "third quarter" mean the three month period ended  September 30, 2026 or 2025, as applicable, unless otherwise noted.

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

Accounts Receivable/Allowance for Estimated Credit Losses: Accounts receivable are reported net of an allowance for estimated credit losses of $181,036 and $404,132 at September 30, 2026 and  December 31, 2025, respectively.

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

Inventory: Inventory is stated at the lower of cost or net realizable value. At September 30, 2026 and December 31, 2025, inventory consisted primarily of printing and paper supplies used for Usio Output Solutions, Inc., or Output Solutions.

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

Accounting for Internal-Use Software: The Company capitalizes the costs associated with software being developed or obtained for internal use until both the preliminary project stage is substantially completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project, and (iii) interest costs incurred, when material, while developing internal-use software. The Company ceases capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose. During the nine months ended September 30, 2026 and 2025, the Company capitalized software costs of $925,272 and $846,375, respectively.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, settlement processing assets, prepaid card load assets, customer deposits, merchant reserves, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents, settlement processing assets, prepaid card load assets, customer deposits, and merchant reserves in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation, or FDIC, which is $250,000. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base operates in a variety of industries and is geographically dispersed. The Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No single customer accounted for more than 10% of revenues during nine months ended September 30, 2025 or the nine months ended September 30, 2026.

Valuation and Impairment of Long-Lived and Intangible Assets: The Company assesses the impairment of long-lived and intangible assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy of the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, an impairment loss is recognized, which is measured as the excess of the assets’ carrying value over the estimated fair value (with the estimated fair value determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows). No impairment losses were recorded during the nine months ended September 30, 2026 or 2025. Management is not aware of any impairment charges that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported values in the future.

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

• Level 2 inputs - other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability; and

• Level 3 inputs - unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.

Reserve for Processing Losses: If, due to insolvency or bankruptcy of one of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2026 and December 31, 2025, the Company’s reserve for processing losses was $684,835 and $784,937, respectively, which is recorded on the Company's consolidated balance sheet as an accrued expense, and in the consolidated statements of cash flows as a change in the reserve for processing losses.

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

The following table presents the Company's consolidated revenues by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

ACH and complementary services	$6,353,526	$5,844,267	$18,954,873	$16,081,008
Credit card	8,692,163	7,351,400	27,399,661	22,275,124
Prepaid card services	2,826,028	2,796,782	7,653,003	8,430,643
Output Solutions	5,534,198	4,844,496	18,008,861	15,220,264
Interest - ACH and complementary services	159,671	160,296	372,748	560,943
Interest - Prepaid card services	149,146	137,841	379,677	455,325
Interest - Output Solutions	49,106	45,251	139,425	127,066
Total revenue	$23,763,838	$21,180,333	$72,908,248	$63,150,373

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

Recently Adopted and Recently Issued But Not Yet Adopted Accounting Pronouncements: Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB"), the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

Note 2. Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three months ended  September 30, 2026 and 2025, operating lease expenses totaled $185,165 and $153,399, respectively. For the nine months ended  September 30, 2026 and 2025, operating lease expenses totaled $569,680 and $455,655, respectively.

Note 3. Accrued Expenses

Accrued expenses consisted of the following balances:

	September 30, 2026	December 31, 2025

Accrued commissions	$1,028,685	$837,193
Reserve for processing losses	684,835	784,937
Other accrued expenses	1,331,190	1,254,205
Accrued taxes	361,085	326,586
Accrued salaries	354,831	123,524
Total accrued expenses	$3,760,626	$3,326,445

Note 4. Loans

Equipment Loans

On  October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of  April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for the three months ended  September 30, 2026 and 2025. Total interest and principal payments on this folder and inserter equipment loan were $146,094 and $143,859 for the nine months ended  September 30, 2026 and 2025, respectively.

On  September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of  March 19, 2031 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $20,088. Total interest and principal payments on the printer loan during the three months ended  September 30, 2026 were $53,273. As of  September 30, 2026, all proceeds had been drawn from the loan. Total payments on the printer loan during the nine months ended September 30, 2026 were $111,270.

On  September 28, 2026, the Company entered into a debt arrangement to finance $625,500 for the purchase of an Output Solutions presorter. The loan is for a period of 66 months with a maturity date of  March 28, 2032 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $12,344, with interest only payments in the amount of $3,518 required for the first six months of the loan term beginning in October 2026. Through September 30, 2026, no proceeds had been drawn from the loan, and therefore the loan was not reflected on the Company's consolidated balance sheet at September 30, 2026. As of October 27, 2026, $331,952 of proceeds had been drawn from the loan, with the remaining commitment of $293,548 still available.

Future principal payments on current debt arrangements are as follows at September 30, 2026:

Year ending December 31,

Amount Due
2026 (remainder of the year)	$90,529
2027	372,964
2028	398,991
2029	296,754
2030	250,233
2031	71,020
Total payments	$1,480,491

Note 5. Stockholders' Equity

Stock Warrants: On December 15, 2020, the Company issued warrants to purchase 945,599 shares of the Company's common stock with an initial exercise price of $4.23 per share, subject to adjustment as provided in the warrant agreement governing the warrants, to Information Management Solutions, LLC ("IMS"), which were issued in connection with our acquisition of substantially all of the assets of IMS in December 2020. IMS's warrants became fully vested on December 15, 2023. Each warrant is exercisable for a period of five years beginning on the date it vested. At the time of issuance, these warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: (i) the fair value of the underlying stock was $0.58 per share; (ii) the risk-free interest rate was 0.09%; (iii) the contractual life was 5 years; (iv) the dividend yield was 0%; and (v) the volatility was 59.9%. The fair value of the warrants at the time of issuance amounted to $552,283 and was recorded as an increase in the customer list asset and a corresponding amount to additional paid in capital. The amortization of these warrants, which is included in the total amortization expense of the customer list intangible asset, totaled $0 and $27,615 in the three months ended  September 30, 2026 and 2025, respectively. The amortization of these warrants totaled $0 and $82,842 in the nine months ended  September 30, 2026 and 2025, respectively.

Note 6. Net Income (Loss) Per Share

Basic income (loss) per share (EPS) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversion of potentially dilutive awards and options that were outstanding during the period. Holders of unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic and diluted income (loss) per share, net income (loss) available to common shareholders	$217,380	$(415,086)	$619,963	$(1,016,710)
Denominator:
Denominator for basic income (loss) per share, weighted average shares outstanding	28,474,331	26,892,925	28,015,807	26,719,488
Effect of dilutive securities	—	—	—	—
Denominator for diluted earnings per share, adjusted for weighted average shares and assumed conversion	28,474,331	26,892,925	28,015,807	26,719,488
Basic income (loss) per common share	$0.01	$(0.02)	$0.02	$(0.04)
Diluted income (loss) per common share and common share equivalent	$0.01	$(0.02)	$0.02	$(0.04)

The warrants to purchase shares of common stock that were outstanding at September 30, 2026 and 2025 which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, were as follows:

	September 30,
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

At  September 30, 2026 and  December 31, 2025, the Company had a deferred tax asset of approximately $4.4 million and $4.5 million, respectively, net of a valuation allowance of approximately $2.7 million. Management considered the realizability of this asset in light of historical operating results and forecasted results, and determined that it was more likely than not that the Company will have taxable income in the future sufficient to utilize the deferred tax asset. The Company reviews the assessment of the deferred tax asset and valuation allowance on an annual basis or more often when events indicate that a change to the valuation allowance may be warranted. If applicable, the Company will recognize interest expense and penalties related to uncertain tax positions in interest expense. As of September 30, 2026, the Company had no accrued interest or penalties related to uncertain tax provisions.

At  December 31, 2025, the Company had available net operating loss carryforwards ("NOLs") of approximately $21.6 million.

At  September 30, 2026, the Company had available NOLs of approximately $20.8 million, compared to approximately $21.6 million at  December 31, 2025. This decrease reflects the utilization of approximately $751,000 of NOLs to offset taxable income generated during the nine months ended September 30, 2026. The utilization of these NOLs, offset by other deferred tax timing differences, resulted in a corresponding reduction in the related deferred tax asset of approximately $150,000 from  December 31, 2025 to September 30, 2026.

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

As of  December 31, 2025, there were NOLs totaling approximately $14.0 million that have been generated since the beginning of 2018 that do not expire, and can be carried forward to future years to offset taxable income. The schedule below outlines when the Company's NOLs for 2018 and later years were generated.

Tax Year-End	NOL
2018	$4,410,916
2019	2,730,461
2020	2,272,315
2022	3,609,279
2025	1,013,889
Total	$14,036,860
Total loss carryforwards	$21,559,317

The tax provision for federal and state income tax is as follows for the nine months ended  September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Current provision:
Federal	$—	$—
State	325,921	200,447
	325,921	200,447

Deferred provision:
Federal income tax	149,632	—

Income tax expense	$475,553	$200,447

The reconciliation of federal income tax expense (benefit) computed at the U.S. federal statutory tax rates to total income tax expense (benefit) is as follows for the nine months ended  September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Rate	Amount	Rate

Income tax (benefit) at 21%	$230,058	21.0%	$(171,415)	21.0%
Change in valuation allowance	—	—%	—	—%
Permanent and other differences	(80,426)	(7.3)%	171,415	(21.0)%
State taxes	325,921	29.8%	200,447	(24.6)%

Income tax expense	$475,553	43.4%	$200,447	(24.6)%

Note 8. Related Party Transactions

During the nine months ended September 30, 2026 and 2025, the Company purchased a total of $25,425 and $4,841, respectively, of corporate imprinted sportswear, promotional items, and caps from Angry Pug Sportswear LLC. The Company’s Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer, is a 50% owner of Angry Pug Sportswear LLC.

Note 9. Stock-Based Compensation

During the nine months ended September 30, 2026, we withheld 90,829 shares of our common stock for $198,469 in private transactions based on an average purchase price of $2.19 per share from officers, directors and employees to cover their share of taxes in connection with equity grants. During the nine months ended September 30, 2025, we withheld 128,647 shares of our common stock for $218,141 in private transactions based on an average purchase price of $1.70 per share from officers, directors and employees to cover their share of taxes in connection with equity grants.

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

Output Solutions

The Output Solutions segment, which was created in connection with the acquisition of substantially all of the assets of IMS, offers electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions. Output Solutions provides an outsourced solution for document design, printing, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiency.

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

The following tables set forth certain financial information with respect to Usio’s reportable segments for the three months ended  September 30, 2026 and 2025:

For the Three Months Ended September 30, 2026	Output Solutions	Merchant Services	Total

Revenues	$5,583,304	$18,180,534	$23,763,838
Cost of services
Processing expense	—	13,730,920	13,730,920
Services expense	477,650	—	477,650
Postage expense	3,816,923	—	3,816,923
Cost of services	4,294,573	13,730,920	18,025,493
Gross profit	$1,288,731	$4,449,614	$5,738,345

Depreciation and amortization	$37,912	$297,953	$335,865
Capital expenditures	$1,258,545	$219,559	$1,478,104
Identifiable assets (1)	$5,347,904	$10,731,391	$16,079,295

For the Three Months Ended September 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$4,889,747	$16,290,586	$21,180,333
Cost of services
Processing expense	—	12,303,940	12,303,940
Services expense	612,439	—	612,439
Postage expense	3,393,935	—	3,393,935
Cost of services	4,006,374	12,303,940	16,310,314
Gross profit	$883,373	$3,986,646	$4,870,019

Depreciation and amortization	$234,723	$198,123	$432,846
Capital expenditures	$22,839	$195,823	$218,662
Identifiable assets (1)	$3,833,520	$8,107,829	$11,941,349

Note to tables:

(1)	Identifiable assets are calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables set forth certain financial information with respect to Usio’s reportable segments for the nine months ended  September 30, 2026 and 2025:

For the Nine Months Ended September 30, 2026	Output Solutions	Merchant Services	Total

Revenues	$18,148,286	$54,759,962	$72,908,248
Cost of services
Processing expense	—	41,805,320	41,805,320
Services expense	2,019,804	—	2,019,804
Postage expense	12,481,909	—	12,481,909
Cost of services	14,501,713	41,805,320	56,307,033
Gross profit	$3,646,573	$12,954,642	$16,601,215

Depreciation and amortization	$83,364	$764,264	$847,628
Capital expenditures	$1,645,136	$365,092	$2,010,228
Identifiable assets (1)	$5,347,904	$10,731,391	$16,079,295

For the Nine Months Ended September 30, 2025	Output Solutions	Merchant Services	Total

Revenues	$15,347,330	$47,803,043	$63,150,373
Cost of services
Processing expense	—	35,934,993	35,934,993
Services expense	1,868,827	—	1,868,827
Postage expense	10,527,322	—	10,527,322
Cost of services	12,396,149	35,934,993	48,331,142
Gross profit	$2,951,181	$11,868,050	$14,819,231

Depreciation and amortization	$712,897	$680,318	$1,393,215
Capital expenditures	$84,698	$207,892	$292,590
Identifiable assets (1)	$3,833,520	$8,107,829	$11,941,349

Note to tables:

(1)	Identifiable assets are calculated by summing the balances of accounts receivable, net; inventory; property and equipment, net; operating lease right-of-use lease assets; and intangibles, net.

The following tables reconcile total gross profit reported above to the income (loss) from operations reported in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Total Gross Profit	$5,738,345	$4,870,019
Stock-based compensation	(570,431)	(399,582)
SG&A	(4,553,317)	(4,501,762)
Depreciation and amortization	(335,865)	(432,846)
Operating income (loss)	$278,732	$(464,171)

	Nine Months Ended September 30,
	2026	2025
Total Gross Profit	$16,601,215	$14,819,231
Stock-based compensation	(1,382,223)	(1,243,899)
SG&A	(13,490,007)	(13,282,842)
Depreciation and amortization	(847,628)	(1,393,215)
Operating income (loss)	$881,357	$(1,100,725)

Note 11. Commitments and Contingencies

Legal Proceedings

The Company  may become involved in legal matters arising in the ordinary course of business from time to time. While we are not party to any material legal proceedings as of the date of the filing of this report, we could become involved in litigation or other legal proceedings that may have a material adverse effect on our business, financial condition, or results of operations.

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

Through our innovative Prepaid Debit Card platform, we offer a variety of prepaid card products such as reloadable, incentive, promotional and corporate card programs. Combined with our printing and mailing services, we can satisfy the diverse requirements of customer needs with physical and virtual document creation and distribution, including traditional paper checks. Our Consumer Choice product, developed and introduced in 2022, provides flexible ways to initiate a variety of payment distributions through a multitude of payment methods including physical prepaid and virtual cards, ACH, paper checks, real-time PINless debit and others. We believe that this offering provides us with a superior opportunity to increase our cross-selling efforts through all of our payment methods. Throughout 2025, we enhanced our Consumer Choice product to accommodate additional methods of disbursement, such as issuing funds through PayPal and Venmo, alongside integration with the PIN4 network to allow cardless ATM withdrawals.

With the growing need for faster payment methods, we continue to invest in technology that can help us further expand our suite of payment technology. With the rise of Real Time Payments, or RTP, we began expansion into this market vertical in 2023, which serves as an alternative to ACH and PINless debit payments. We also continue to enhance our existing product offerings, with improvements in reporting, data management, fraud and risk monitoring, ease of access, and accelerations in client onboarding and implementation times. With our transition to a cloud-based platform, our speed, security, and scalability in payment processing have been further expanded, better positioning us to seamlessly grow as the market demands.

In our over 25-year history, we have created a loyal customer base that relies on us for our convenient, secure, innovative and adaptive services and technology, and we have built long-standing and valuable relationships with premier banking institutions such as North American Banking Company, First Premier Bank, Fifth Third Bank, Sunrise Bank, TransPecos Bank, Flagstar Bank, and others.

Payment Acceptance. We provide integrated electronic payment processing services to merchants and businesses, including credit and debit card-based processing services and electronic funds transfer via the ACH network. The ACH network is a nationwide electronic funds transfer system that is regulated by the Federal Reserve and the National Automatic Clearing House Association, or NACHA, the electronic payments association, and provides for the clearing of electronic payments between participating financial institutions. Our ACH processing services enable merchants and businesses to both disburse and collect funds electronically using e-checks instead of traditional paper checks. An e-check is an electronic debit to a bank checking account that is initiated at the point-of-sale, on the Internet, over the telephone, or via a bill payment sent through the mail via a physical check. E-checks are processed using the ACH network. We are one of nine companies that hold the prestigious NACHA certification for Third-Party Senders and were the second company to receive the certification.

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

Electronic and Paper Billing. On December 15, 2020, we entered into the business of electronic bill presentment, document composition, document decomposition and printing and mailing services serving hundreds of customers representing a wide range of industry verticals, including utilities and financial institutions, through the acquisition of substantially all of the assets of Information Management Solutions, LLC, or IMS. This product offering provides an outsourced solution for document design, printing, and electronic delivery to potential customers and entities looking to reduce postage costs and increase efficiencies. This acquisition increased our ability to grow new revenue streams and allowed us to reenter the electronic bill presentment and payment revenue stream. Usio Output Solutions, Inc., or Output Solutions, offers a unique, and complementary payment-related solution to our merchant services products of ACH, credit card, and prepaid card processing, with an opportunity for enhanced cross-selling efforts. The success of this business line depends on our ability to realize the anticipated growth opportunities, although we cannot provide any assurance that we will be able to realize these opportunities. Since the acquisition of substantially all of the assets of IMS, we have invested in new equipment to enhance the capacity and speed of the business unit, such as a new inserter and folder on October 1, 2023, which was implemented over the course of 2024, and a new printer in September 2025 that was installed and operational in the second quarter of 2026. Despite challenges in growing revenues from Output Solutions in 2025, we have significantly reduced labor costs related to print and mail processing. We believe this reduction has better positioned the business line to pursue and successfully generate much larger opportunities than we previously were able to through the increase in capacity and automation. Results have already been realized, as the quantity of mail we printed and delivered in the first quarter of 2026 was higher than in any prior fiscal quarter in the history of the Company, while simultaneously requiring fewer working hours to achieve, compared to each fiscal quarter of 2025. This performance continued into the second and third quarter of 2026, in which each quarter set a record for the highest revenue compared to the corresponding quarter of any prior year. Following the abrupt closure of our outsourced presorting partner in August of 2026, we entered into an agreement at the close of September 2026 to acquire a new piece of presorting mail equipment. This new equipment, which was installed and operational as of November 2026, will allow for presorting operations at significant scale, eliminating the initial bottleneck that required outsourcing our presorting operations in the first place. We believe this new equipment may allow us to see some additional cost savings through enhanced postage rates and the elimination of the fees arising from our previously outsourced presorting services.

"Usio One". Throughout 2025 and continuing in 2026, we adopted and began implementing our "Usio One" strategy, designed to unify our brand, sales approach, and payments offerings. Through this strategy, we are developing enhanced client onboarding features, superior customer management, improved reporting and fraud monitoring, alongside a consolidated sales and marketing team to better cross-sell our various payment methods and ancillary services. We believe this strategy will help better position our merchant services and Output Solutions business segments to customers and the broader payments related market as a more cohesive service offering. In turn, we anticipate being able to better leverage our resources, reduce friction in new customer acquisition, and drive more meaningful cross-selling opportunities, which we anticipate will help increase our products' stickiness and customer retention. Success from this strategy has already been realized by our sales and client management staff through the generation of new integrations between our existing customers and our ancillary business lines. The consolidation of our various technologies into a more seamless product offering continues to progress, and we anticipate that it will ultimately result in a client and customer onboarding process that enables all of our customers to automatically be enrolled in, and have access to, each of our payment acceptance and issuing products. In turn, through the continued development of our backend technology infrastructure, we anticipate the ability to eliminate the need for distinct contracts, dashboards, funding accounts, and support teams for each product.

PostCredit Acquisition. In November of 2025, we acquired substantially all of the assets of PostCredit, creating an entry point into the expense management space. PostCredit had been developing technology that would cater to companies looking for fund management and expense tracking that integrated with various Enterprise Resource Planning, or ERP, systems. The Company anticipates continuing to develop this technology, while simultaneously integrating it into our existing products, opening a new sales channel to the broader market already utilizing ERPs such as Microsoft Business Dynamics and Business Central. We intend to combine this technology seamlessly with our EBPP product launched in 2025, allowing clients to send invoices, payments, manage funds, and reconcile with their various ERP platforms utilizing our payment channels. In combination with the other efforts of our Usio One strategy, we believe we will be able to develop a central Usio Business Hub that further encourages and incentivizes the utilization of our products, cross-sells our corporate expense solution, and assists in retaining the deposits we hold for our customers to help maintain or grow our interest revenues. We believe we will be able to implement phased portions of this strategy, and other PostCredit related projects, by the end of 2026. In the first half of 2026, we were able to demonstrate our early stage development to both existing clients and prospective customers as an upcoming feature, and believe we have been able to generate significant interest in PostCredit as both a standalone product and as a value-added service to our existing suite of technologies. In the third quarter of 2026, we released a live version of PostCredit, rebranded as "Ion", to consumers that leverages our central Usio Business Hub. This version of the product allows customers to create new accounts with Usio in the form of quasi-bank accounts that leverage our corporate and expense management solution through our prepaid card products and integrate into an ERP. In the future, we anticipate Usio Ion will integrate with all of our payment acceptance and print and mail services, enabling our existing customers and business to utilize all of our various service offerings through a single, easy to use account.

Summary of Results

We believe that our success will continue to depend in large part on our ability to (a) scale recurring revenues and deepen partner relationships, (b) expand our product offerings, (c) pursue disciplined, accretive opportunities, (d) enhance shareholder value via operational execution and capital allocation, and (e) assimilate current and future acquisitions of companies and customer portfolios. We will continue to invest in our sales force and technology platforms to drive revenue growth. In particular, we are focused on growing our ACH merchants, adding new software integrators, and growing our electronic bill presentment, document composition, document decomposition, printing and mailing services business while providing incremental services to existing merchants. In addition to our near-term growth opportunities, we are focused on leveraging and optimizing the infrastructure of our business to enable expansion of our payment processing and mail and printing capabilities without significantly increasing our operating costs. We continue to seek ways to grow revenue while also increasing new client implementations and onboards through addressing the needs of our market.

Scale recurring revenues and deepen partner relationships. Revenue growth remains a consistent focus for the Company, as we strive to achieve expanded scale and establish a strong reputation within the financial technologies space. We seek to maintain and expand our diversified offerings and remain relevant in the payments ecosystem by developing payment platforms that address the current needs of our marketplace. In the third quarter of 2026, our revenues increased 12% to $23.8 million, as compared to $21.2 million in the same quarter of 2025, due to growth in all of our lines of business. The strong growth in each of our ACH and complementary services and credit card lines of business was due to organic growth from existing customers and new client implementations and onboarding. Similarly, growth in our Output Solutions line of business was driven by a combination of organic growth and new customer acquisitions. Additionally, Output Solutions revenues were further enhanced due to the scalability and printing speed realized from our new printer that became operational in the second quarter of 2026, improving workflows and allowing us to drive increased sales. The nominal increase in our prepaid card services revenues was due to organic growth from existing customers, alongside the onboarding and implementation of new clients during the quarter. Higher interest revenues were driven by increased interest bearing deposits versus the prior year.

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

Pursue disciplined, accretive opportunities. Acquisitions have been a key element in our growth-focused strategy, both by adding new customers and by enhancing our suite of payment technologies. This is evident through our acquisitions of Akimbo Financial, Inc., Singular Payments, and IMS, which allowed us to introduce new offerings such as prepaid card issuance, PayFac, and electronic bill presentment, all of which represent significant portions of our current revenues. The Company continually evaluates the markets for opportunities to acquire or partner with accretive opportunities that align with our core competencies. In 2025, we acquired the assets of PostCredit, rebranded as "Ion", which we believe once again represents an opportunity to enhance our existing products and to introduce us as a new competitor in the expense management market vertical. Although acquisitions are a key element of our strategy, we cannot assure you that we will be able to continue to complete acquisitions in the future.

Enhance shareholder value via operational execution and capital allocation. By appropriately managing our expenses (which are discussed under "Results of Operations - Selling, General and Administrative Expenses" below), we believe we can achieve better economies of scale while continuing to drive revenue growth. Our operational strategies are guided by carefully evaluating our existing selling, general and administrative, or SG&A, expenses and balancing them against the need for client implementation and support, while also utilizing our technology staff to drive product innovation. At the same time, we maintain a focus on efficiencies and profitability. SG&A expenses were $4.6 million, up 1% in the third quarter of 2026, compared to $4.5 million in the third quarter of 2025. This increase was due to nominal increases across salaries and network infrastructure expenses; however, SG&A expenses grew at a significantly lower rate than revenues and gross profit, as we remain committed to increasing profitability. For more information, see "Results of Operations - Selling, General and Administrative Expenses" below.

Assimilate current and future acquisitions of companies and customer portfolios. The assimilation of our previous acquisitions has been critical in both the retention of purchased assets and their growth through cross-selling and implementation into our broader infrastructure, which allows for increased diversity of offerings and support. Successfully assimilating acquisitions remains a crucial priority for the success of the Company. The recent acquisition of PostCredit, rebranded as "Ion", represents an especially critical component of this strategy, and may require significant time investment and capital expenditure to fully implement. We cannot assure you that we will be able to successfully assimilate new and future acquisitions.

In addition to the factors discussed above, we believe that processing volumes and transaction counts are vital measures that reflect our addition and implementation of new customers and growth from existing customers, which we believe correlate to both current and future revenues. The change in credit card processing volume, ACH transaction counts, and prepaid card purchase volume are the most direct metrics that drive revenues in their respective business lines, while prepaid card load volumes specifically are an indicator of future revenue change within the prepaid card business line. While there are many components to the revenues of our business units that could impact revenue growth or decline, these processing metrics offer an indication of the current health of our overall company and the success in our strategies to grow the business.

During the third quarter of 2026, the number of credit card transactions we processed increased by 17% versus the third quarter of 2025. The volume of credit card dollars processed during the third quarter of 2026 increased by 7% compared to the same quarter in 2025. The continued growth in credit card metrics was primarily attributable to our PayFac strategy to drive increased penetration across multiple industries, including healthcare and legal.

ACH (eCheck) transaction counts during the third quarter of 2026 increased by 39% compared to the third quarter of 2025. Returned check transactions (which result in fees we charge customers) processed during the third quarter of 2026 increased by 44% compared to the third quarter of 2025. Electronic check dollars processed during the third quarter of 2026 increased by 26% compared to the third quarter of 2025. The increases in eCheck transactions, returns, and electronic check dollar volumes processed were primarily attributable to traction in our ACH sales efforts driving new merchant onboarding and processing, alongside organic growth from existing customers.

Prepaid card load volumes during the third quarter of 2026 increased by 6% compared to the third quarter of 2025 through organic growth from our existing customers. Prepaid card purchase volume during the third quarter of 2026 increased by 17% compared to the third quarter of 2025 as a result of the increased quantity of load volumes. However, due to an increase in the average dollar value of each transaction processed, reflecting a change in consumer spending habits, prepaid card transaction counts processed during the third quarter of 2026 decreased by 2% compared to the third quarter of 2025. We continue to invest time and resources in the development of additional new customers and clients that are at various stages of the implementation process, which we believe have the potential to drive meaningful revenue growth in 2027 as we fully implement and onboard their business through the remainder of 2026.

Output Solutions total mail pieces processed and delivered were 5.8 million for the third quarter of 2026, an increase of 7% compared to 5.5 million in the third quarter of 2025, while electronic documents delivered were 25.5 million, up 28% in the third quarter of 2026 compared to 20 million in the third quarter of 2025. This strong processing activity was driven by increased organic growth, new customer acquisitions, and the implementation of our new printer, which drove increased scale and printing speeds and allowed for quicker job completion times.

Total dollar volumes processed across all business lines in the third quarter of 2026 were $2.73 billion compared to $2.18 billion processed in the third quarter of 2025, up 25% over the prior year quarter, attributable to processing volume growth in our credit card, ACH and complementary services, and prepaid card business lines.

For more information, see "Results of Operations - Revenues."

Material Trends and Uncertainties

On August 16, 2022, former President Biden signed the Inflation Reduction Act, or IRA, which implemented a 1% excise tax on certain corporate stock repurchases, when repurchases of stock on an established securities market exceed $1 million in a tax year. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized a renewal of the Company's stock buyback program, with a limit of $4 million of the Company's common stock and a three year duration. During 2025, the Company repurchased approximately $1.1 million of its common stock as part of the buyback program for which the Company may be required to pay approximately $11,000 in excise tax. Should the Company continue the repurchase of its securities on the open market, and the IRA remains in effect, we may be subject to this tax in 2026 and future years. During the nine months ended September 30, 2026, the Company repurchased $498,762 of its common stock as part of the buyback program, which may become subject to the IRA's 1% excise tax if, during 2026, the Company meets or exceeds the IRA's repurchase threshold of $1 million in stock buybacks.

The broader implications of the macroeconomic environment, including uncertainty around international turmoil such as the Russia and Ukraine conflict and the military actions in Iran by the U.S. and Israel, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. In April 2025, developments relating to tariffs intensified concerns over the global macroeconomic environment. Volatility across financial markets rose and the prospect of a U.S. recession increased further. Uncertainty around the path forward and concerns over the potentially escalating effects of a trade war have created risks for the U.S. and global economies. A deterioration in macroeconomic conditions as well as ongoing uncertainty regarding tariffs or trade disputes could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

As the Federal Reserve worked to fight economic inflation, the federal funds rate experienced rapid growth from the beginning of 2022 into the third quarter of 2023, and remained flat until September 2024 when the federal funds rate was lowered. The Federal Reserve lowered the federal funds rate three times in 2024 by a cumulative 1%, and by 0.25% three times in 2025 during September, October, and December 2025, followed by a 0.25% increase in September 2026, which, despite a recent slight increase, has resulted in lower interest earnings on our interest-bearing cash accounts. The Company received $1.2 million in interest earnings in the nine months ended September 30, 2026. Of this interest, $0.9 million was recognized as revenue in the respective business lines for which the cash balances are held, and $282,599 as interest income. Should the Federal Reserve decide to lower the federal funds rate in the future, this incremental source of income would decline. We continue to work closely with our bank partners to ensure we effectively manage our cash balances and monitor the Federal Reserve's monetary policy decisions.

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

Reserve for Processing Losses

If, due to insolvency or bankruptcy of any of the Company’s merchant customers, or for any other reason, the Company is not able to collect amounts from its credit card, ACH or prepaid customers that have been properly "charged back" by the customer, or if a prepaid cardholder incurs a negative balance, the Company must bear the credit risk for the full amount of the transaction. The Company may require cash deposits and other types of collateral from certain merchants to minimize any such risks. In addition, the Company utilizes multiple systems and procedures to manage merchant risk. ACH, prepaid and credit card merchant processing loss reserves are primarily determined by performing a historical analysis of the Company’s loss experience, considering other factors that could affect that experience in the future, such as the types of transactions processed and nature of the merchant relationship with its consumers and the Company’s relationship with the Company’s prepaid card holders. This reserve amount is subject to the risk that actual losses may be greater than the Company’s estimates. Estimates for processing losses are variable based on the volume of transactions processed and could increase or decrease accordingly. At September 30, 2026 and December 31, 2025, the Company’s reserve for processing losses was $684,835 and $784,937, respectively, and carried on the Company's balance sheet as an accrued expense, and in the statement of cash flows as a change in the reserve for processing losses.

Accounts Receivable/Allowance for Estimated Credit Losses

Accounts receivable are reported net of an allowance for estimated credit losses, which was $181,036 and $404,132 at September 30, 2026 and December 31, 2025, respectively.

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

Key Business Metrics - Non-GAAP Financial Measures

This report includes the following non-GAAP financial measures as defined in Regulation G adopted by the Commission: EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. The Company reports its financial results in compliance with GAAP but believes that also discussing non-GAAP financial measures is useful to investors because it provides them with financial measures the Company uses in the management of its business.

•	The Company defines EBITDA as net income (loss), before interest income, interest expense, taxes, depreciation and amortization of intangibles.
•	The Company defines Adjusted EBITDA as EBITDA, as defined above, less other income, plus non-cash stock-based compensation and certain non-recurring items, such as costs related to acquisitions.
•	The Company defines Adjusted EBITDA margin as Adjusted EBITDA, as defined above, divided by total revenues.

Management believes that EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are helpful to investors in evaluating the Company's operating performance because non-cash costs and other items that management believes are not indicative of its results of operations are excluded.

We reported Adjusted EBITDA of $1.2 million for the quarter ended September 30, 2026, as compared to Adjusted EBITDA of $0.4 million for the same period in the prior year. The increase in Adjusted EBITDA in the 2026 quarter was attributable to increased gross profit in the period. Adjusted EBITDA margin were 5.0% in the quarter ended September 30, 2026, as compared to Adjusted EBITDA margin of 1.7% for the same period in the prior year. The increase in Adjusted EBITDA margin was due primarily to increased gross profit versus the prior year period, alongside SG&A expenses representing a smaller percentage of revenues, thereby driving improved bottom line results.

We reported Adjusted EBITDA of $3.1 million for the nine months ended September 30, 2026, as compared to Adjusted EBITDA of $1.5 million for the same period in the prior year. The increase in Adjusted EBITDA in the 2026 period was attributable to increased gross profit in the period, driven by a 15% increase in revenues versus the prior year period. Adjusted EBITDA margin were 4.3% in the nine months ended September 30, 2026, as compared to Adjusted EBITDA margin of 2.4% for the same period in the prior year. The increase in Adjusted EBITDA margin was due primarily to increased gross profit versus the prior year period, alongside SG&A expenses only increasing a nominal amount and representing a smaller percentage of revenues, thereby driving improved bottom line results.

The following tables set forth reconciliations of Net Income (Loss) to EBITDA; EBITDA to Adjusted EBITDA; and Revenues to Adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Reconciliation from net income (loss) to Adjusted EBITDA:
Net income (loss)	$217,380	$(415,086)	$619,963	$(1,016,710)
Income tax expense	133,582	69,036	475,553	200,447
Interest income	(94,910)	(124,449)	(282,599)	(314,368)
Interest expense	22,680	11,328	68,440	34,906
Depreciation and amortization	335,865	432,846	847,628	1,393,215
EBITDA	614,597	(26,325)	1,728,985	297,490
Other income	—	(5,000)	—	(5,000)
Non-cash stock-based compensation expense, net	570,431	399,582	1,382,223	1,243,899
Adjusted EBITDA	$1,185,028	$368,257	$3,111,208	$1,536,389

Calculation of Adjusted EBITDA margin:
Revenues	$23,763,838	$21,180,333	$72,908,248	$63,150,373
Adjusted EBITDA	$1,185,028	$368,257	$3,111,208	$1,536,389
Adjusted EBITDA margin	5.0%	1.7%	4.3%	2.4%

Use of Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue, net income (loss), or cash provided by (used in) operating activities, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have limitations as analytical tools and you should not consider these non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under GAAP.

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

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

ACH and complementary services	$6,353,526	$5,844,267	$509,259	9%
Credit card	8,692,163	7,351,400	1,340,763	18%
Prepaid card services	2,826,028	2,796,782	29,246	1%
Output Solutions	5,534,198	4,844,496	689,702	14%
Interest - ACH and complementary services	159,671	160,296	(625)	(0)%
Interest - Prepaid card services	149,146	137,841	11,305	8%
Interest - Output Solutions	49,106	45,251	3,855	9%
Total Revenue	$23,763,838	$21,180,333	$2,583,505	12%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

ACH and complementary services	$18,954,873	$16,081,008	$2,873,865	18%
Credit card	27,399,661	22,275,124	5,124,537	23%
Prepaid card services	7,653,003	8,430,643	(777,640)	(9)%
Output Solutions	18,008,861	15,220,264	2,788,597	18%
Interest - ACH and complementary services	372,748	560,943	(188,195)	(34)%
Interest - Prepaid card services	379,677	455,325	(75,648)	(17)%
Interest - Output Solutions	139,425	127,066	12,359	10%
Total Revenue	$72,908,248	$63,150,373	$9,757,875	15%

Consolidated revenues for the quarter ended September 30, 2026 were up 12%, at $23.8 million, as compared to $21.2 million for the quarter ended September 30, 2025, due to the 18% growth in credit card revenue, 14% growth in Output Solutions revenue, 9% growth in ACH and complementary services revenue, and 1% growth in our prepaid card services business line, alongside a net 4% increase in total interest revenues from all three interest revenue sources.

The 18% increase in our credit card business unit for the quarter ended September 30, 2026 was the result of several key implementations of new independent software vendors and enterprise customers throughout 2025, who began processing at the end of the fourth quarter of 2025, and continued to increase their volumes in the first three quarters of 2026. This new business was in addition to the organic growth from our existing customer base, who have continued to increase their processing volumes over time, as represented in the 7% growth in credit card processing volume, and 17% growth in credit card transaction volume.

Output Solutions revenue was up 14% for the quarter ended September 30, 2026 compared to the same period of 2025, due to strong organic growth, and new customers. Further leverage in revenue driven by new customer acquisition was related to the implementation of our new printer in the second quarter of 2026, drastically increasing the quantity of mail we can print and deliver.

ACH and complementary services revenue growth of 9% was primarily attributable to an increase in ACH check dollar volume of 26%, an increase in transactions of 39%, and an increase in returned check transactions of 44%, in each case, for the quarter ended September 30, 2026 compared to the same period in 2025. This growth was a result of organic growth within our existing customer base, alongside new client implementations. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as PINless debit and RTP.

The 1% increase in prepaid card services revenues for the quarter ended September 30, 2026 was attributable to organic growth from existing customers, alongside the onboarding and implementation of new clients during the quarter. We signed several contracts beginning in the second half of 2025 and into 2026 that we believe will have the ability to drive meaningful revenue growth in 2027, as we continue to fully implement and onboard the business from these contracts throughout the remainder of 2026.

Further increases in revenues were attributable to higher interest revenue, associated with larger interest bearing deposits versus the prior year three-month period.

Consolidated revenues for the nine months ended September 30, 2026 were up 15%, at $72.9 million, as compared to $63.2 million for the nine months ended September 30, 2025, due to the 23% growth in credit card revenue, 18% growth in ACH and complementary services revenue, and 18% growth in Output Solutions revenue. This growth completely offset a 9% revenue decline in our prepaid card services business line, alongside a net 22% decline in total interest revenues from all three interest revenue sources.

The 23% increase in our credit card business unit for the nine months ended September 30, 2026 was the result of several key implementations of new independent software vendors and enterprise customers throughout 2025, who began processing at the end of the fourth quarter of 2025, and continued to increase their volumes in the first three quarters of 2026. This new business was in addition to the organic growth from our existing customer base, who have continued to increase their processing volumes over time, as seen in the 12% growth in credit card processing volume and 19% growth in credit card transaction volume.

ACH and complementary services revenue growth of 18% was primarily attributable to an increase in ACH check dollar volume of 28%, an increase in transactions of 36%, and an increase in returned check transactions of 44%, in each case, for the nine months ended September 30, 2026 compared to the same period in 2025. This growth was a result of organic growth within our existing customer base, alongside new client implementations that began processing at the end of the second quarter of 2025. Our ACH business also benefited from an increase in revenue from ancillary product offerings, such as PINless debit, RCC, and RTP.

Output Solutions revenue was up 18% for the nine months ended September 30, 2026 compared to the same period of 2025, due to strong organic growth and new customers. Compounding this was the presence of increased business related to the printing and mailing of tax statements and voter registration cards that occurred in the first quarter of 2026, a recurring source of revenue, but one that occurs only once each year in the case of tax statements, and once every other year with respect to voter registration cards.

The 9% decline in prepaid card services revenue for the nine months ended September 30, 2026 was attributable to one of our key clients losing a portion of its downstream customer base during the second quarter of 2025, which contributed significant revenues in the prior year period. We have already signed several contracts throughout the second half of 2025 and into 2026 that we believe will have the ability drive meaningful revenue growth in 2027, as we continue to fully implement and onboard the business from these contracts throughout the remainder of 2026.

Interest revenues were also down 22%, associated with lower interest rates and interest bearing deposits versus the prior nine-month period. For more information, see "- Summary of Results."

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

Cost of services increased by $1.7 million, or 11%, to $18.0 million for the quarter ended September 30, 2026, as compared to $16.3 million for the same period in the prior year, due to increased revenues of 12%.

Cost of services increased by $8.0 million, or 17%, to $56.3 million for the nine months ended September 30, 2026, as compared to $48.3 million for the same period in the prior year, due to increased revenues of 15%. Increased revenue contribution from lower margin business lines such as PINless debit and RCC within ACH and complementary services, and credit card, alongside declines in our higher margin prepaid card services and interest revenues, specifically within the first quarter of 2026, all contributed to cost of services growth slightly outpacing revenue growth.

Gross Profit

Gross profit is the net profit existing after the cost of services.

Gross profit increased by 18% to $5.7 million for the quarter ended September 30, 2026, as compared to $4.9 million for the same period in the prior year. Gross profit percentage of revenue was 24.1% for the quarter ended September 30, 2026, up versus 23.0% in the prior year period. The increase in gross profit in the quarter ended September 30, 2026, as compared to the same period during the prior year, was primarily attributable to the 12% increase in revenue. As a result of revenue mix favoring higher margin business lines such as ACH and RTP within ACH and complementary services, and interest revenues, gross profit percentages increased compared to the prior year period.

Gross profit increased by 12% to $16.6 million for the nine months ended September 30, 2026, as compared to $14.8 million for the same period in the prior year. Gross profit percentage of revenue was 22.8% for the nine months ended September 30, 2026, down versus 23.5% in the prior year period. The increase in gross profit in the nine months ended September 30, 2026, as compared to the same period during the prior year, was primarily attributable to the 15% increase in revenue. However, as a result of revenue mix favoring lower margin business lines such as PINless debit and RCC within ACH and complementary services, and credit card, alongside declines in our higher margin prepaid business and in interest revenues, gross profit percentages declined compared to the prior year period.

Stock-based Compensation

Stock-based compensation expenses were $0.6 million for the quarter ended September 30, 2026 as compared to $0.4 million for the quarter ended September 30, 2025, with the increase over the prior year quarter due to increases in amortization expense related to newly issued stock-based awards offsetting the completed amortization of previously issued awards at the end of 2025.

Stock-based compensation expenses were $1.4 million for the nine months ended September 30, 2026, versus $1.2 million in the same period in the prior year, with the increase over the prior year period due to increases in amortization expense related to newly issued stock-based awards in 2026.

Selling, General and Administrative Expenses

SG&A expenses were $4.6 million for the quarter ended September 30, 2026, as compared to $4.5 million in the prior year quarter, with the increase a result of nominal increases across salaries and network infrastructure expenses. When comparing the quarter ended September 30, 2026 to the prior year quarter, SG&A expenses grew at a significantly lower rate than revenues and gross profit, as we remain committed to increasing profitability.

SG&A expenses were $13.5 million for the nine months ended September 30, 2026 as compared to $13.3 million in the prior year period. The increase in SG&A for the nine months ended September 30, 2026 was driven primarily by increases in salary alongside increases in network infrastructure, travel expenditures, professional fees, and other various general expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of the reduction in value of our tangible and intangible assets over their useful life. These assets include property, plant, and equipment, along with intangible assets acquired through acquisitions, or developed as internal use software.

Depreciation and amortization expense totaled $0.3 million and $0.4 million in the quarter ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense for the quarter ended September 30, 2026 compared to the prior year quarter was due to the completed amortization of intangible assets, specifically related to the completed amortization of our acquisition of Output Solutions, alongside capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Depreciation and amortization expense totaled $0.8 million and $1.4 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense for the nine months ended September 30, 2026 compared to the prior year period was due to the completed amortization of intangible assets, specifically related to the completed amortization of our acquisition of Output Solutions, alongside capitalized labor for our internal use software, decreasing overall depreciation and amortization expense versus the same period a year ago.

Other Income, Net

Other income, net was $0.1 million for the quarter ended September 30, 2026, flat compared to $0.1 million for the quarter ended September 30, 2025.

Other income, net was $0.2 million for the nine months ended September 30, 2026, down compared to $0.3 million for the nine months ended September 30, 2025 due to lower interest income as a result of lower interest rates versus the prior year period.

Income Taxes

Income tax expense for the three months ended September 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively, up versus the prior year period as a result of increased taxable income.

Income tax expense for the nine months ended September 30, 2026 and 2025 was $0.5 million and $0.2 million, respectively, up versus the prior year period as a result of increased taxable income.

Net Income (Loss)

We reported net income of $0.2 million for the quarter ended September 30, 2026, as compared to a net loss of $0.4 million for the same period in the prior year. The increase from a net loss to net income was driven primarily by the increased revenues, and the corresponding increase in gross profits exceeding the rate of growth in total SG&A expenses and income tax expense in the quarter ended September 30, 2026 as compared to the same period in the prior year.

We reported net income of $0.6 million for the nine months ended September 30, 2026, as compared to a net loss of $1.0 million for the same period in the prior year. The increase from a net loss to net income was driven primarily by the increased revenues, and the corresponding increase in gross profits exceeding the rate of growth in total SG&A expenses and income tax expense in the nine months ended September 30, 2026 as compared to the same period in the prior year.

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

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2026, we had cash and cash equivalents of $7.3 million. For the nine months ended September 30, 2026, cash provided by operations was $3.3 million. We expect available cash and cash equivalents and internally generated funds to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report. Cash from operating activities is dependent on our net income (loss), after adding back non-cash items, including depreciation, amortization, deferred federal income tax, non-cash stock-based compensation, changes in our allowance for expected credit losses, changes in our reserve for processing losses, and net of the changes in our operating assets and liabilities. These assets and liabilities include our accounts receivable, prepaid expenses, operating lease right-of-use assets, inventory, accounts payable and accrued expenses, operating lease liabilities, merchant reserves, and customer deposits.

We reported net income of $0.6 million for the nine months ended September 30, 2026 compared to a net loss of $1.0 million for the nine months ended September 30, 2025. We had an accumulated deficit of $69.9 million and $70.5 million at September 30, 2026 and December 31, 2025, respectively. Additionally, we had working capital of $9.1 million and $9.4 million at September 30, 2026 and December 31, 2025, respectively.

We have in the past, and may in the future, utilize equipment loans in order to finance the cost of particular pieces of equipment. On October 1, 2023, the Company entered into a debt arrangement to finance $811,819 for the purchase of an Output Solutions folder and inserter. The loan is for a period of 66 months with a maturity date of April 5, 2029 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $16,017. Total interest and principal payments on this folder and inserter equipment loan were $47,953 for the three months ended September 30, 2026 and 2025. Total interest and principal payments on this folder and inserter equipment loan were $146,094 and $143,859 for the nine months ended September 30, 2026 and 2025, respectively.

On September 19, 2025, the Company entered into a debt arrangement to finance $1,017,954 for the purchase of an Output Solutions printer. The loan is for a period of 66 months with a maturity date of March 19, 2031 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $20,088. Total interest and principal payments on the printer loan during the three months ended September 30, 2026 were $53,273. As of September 30, 2026, all proceeds had been drawn from the loan. Total payments on the printer loan during the nine months ended September 30, 2026 were $111,270.

On September 28, 2026, the Company entered into a debt arrangement to finance $625,500 for the purchase of an Output Solutions presorter. The loan is for a period of 66 months with a maturity date of March 28, 2032 and annual interest of 6.75%. Monthly principal and interest payments are required in the approximate amount of $12,344, with interest only payments in the amount of $3,518 required for the first six months of the loan term beginning in October 2026. Through September 30, 2026, no proceeds had been drawn from the loan, and therefore the loan was not reflected on the Company's consolidated balance sheet at September 30, 2026. As of October 27, 2026, $331,952 of proceeds had been drawn from the loan, with the remaining commitment of $293,548 still available.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2026 was $3.3 million, as compared to net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was due primarily to increases in net income, accounts payable, and accrued expenses in the nine months ended September 30, 2026. We continue to invest resources in the infrastructure of our business such as the retention and acquisition of employees, sales-related travel, and marketing efforts to achieve scale across all business lines.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $1.1 million for the nine months ended September 30, 2025. The primary driver of our investing activities was capital expenditures associated with capitalized software development costs and other capital investments associated with growing our business lines and associated employee counts. The increase in net cash used in investing activities was primarily attributable to the increased amount of fixed asset purchases and leasehold improvements relative to the same period a year ago.

Net cash used in financing activities for the nine months ended September 30, 2026 was $20.9 million and net cash used in financing activities for the nine months ended September 30, 2025 was $6.5 million. The increase in cash used in financing activities was primarily attributable to the decrease in assets held for customers, which include settlement processing and prepaid card load assets, relative to the same period a year ago.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Principal Financial Officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive and Principal Financial Officers concluded that our disclosure controls and procedures as of September 30, 2026 were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become involved in legal matters arising in the ordinary course of business from time to time. While we are not party to any material legal proceedings as of the date of the filing of this report, we could become involved in litigation or other legal proceedings that may have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Item 1A. Risk Factors of the 2025 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2016, we announced that our Board of Directors authorized our stock buyback program, or the buyback program, pursuant to which the Company may repurchase up to $1 million in shares of our common stock from time to time in the open market, in block transactions, or in privately negotiated transactions. On May 13, 2022, and again on March 24, 2025, our Board of Directors authorized renewals of the buyback program, with a limit equal to $4 million of the Company's common stock and a three year duration. The buyback program, as renewed most recently, terminates on the earliest of May 15, 2028, the date the funds are exhausted, or the date our Board of Directors, at its sole discretion, terminates or suspends the buyback program. The buyback program is used for the repurchase of stock from employees and directors, and for open-market purchases through a broker. During the three months ended September 30, 2026, we made the following stock repurchases:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - July 31, 2026	—	$—	—	$3,436,011
August 1 - August 31, 2026	2,000	$2.81	2,000	3,430,219
September 1 - September 30, 2026	43,899	$2.78	43,899	3,308,180
Total	45,899		45,899	$3,308,180

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

10.9*

Independent Director Agreement, dated May 5, 2017, by and between Payment Data Systems, Inc. and Brad Rollins (included as exhibit 10.1 to the Form 8-K filed May 11, 2017, and incorporated herein by reference).

10.10

Lease Agreement dated February 9, 2018 between Payment Data Systems, Inc. and Blauners Paesanos Parkway LP (included as exhibit 10.43 to the Form 10-K filed March 30, 2018, and incorporated herein by reference).

10.11*

Independent Director Agreement dated April 1, 2019, by and between Payment Data Systems, Inc. and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed April 3, 2019, and incorporated herein by reference).

10.12	2015 Equity Incentive Plan (included as Appendix B to the Definitive Proxy Statement filed June 5, 2015, and incorporated herein by reference).

10.13	Warrant Agreement between the Company and University FanCards, LLC dated August 21, 2018 (included as exhibit 10.41 to the Form 10-Q filed on November 12, 2020, and incorporated herein by reference).

10.14*	Independent Director Agreement dated August 29, 2020, by and between the Company and Ernesto Beyer (included as exhibit 10.1 to the Form 8-K filed on August 31, 2020, and incorporated herein by reference).

10.15+	Asset Purchase Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.1 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.16+	Warrant Agreement between the Company and Information Management Solutions, LLC dated December 15, 2020 (included as exhibit 10.2 to the Form 8-K filed on December 18, 2020, and incorporated herein by reference).

10.17	Lease agreement between Information Management Systems, LLC and Industrial Properties Corp. dated June 16, 2011 (included as exhibit 10.40 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.18	First amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated April 4, 2013 (included as exhibit 10.41 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.19	Second amendment to lease between Information Management Systems, LLC and Industrial Properties Corp. dated March 5, 2018 (included as exhibit 10.42 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.20	Third amendment to lease between the Company as successor to Information Management Systems, LLC and ICON IPC TX Property Owner Pool 6 West/Southwest, LLC, dated December 22, 2020 (included as exhibit 10.43 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.21	Lease agreement between the Company and Smartyfi, LLC for Austin offices dated January 1, 2021 (included as exhibit 10.44 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.22	First amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices dated March 15, 2021 (included as exhibit 10.45 to the Form 10-K filed on March 30, 2021, and incorporated herein by reference).

10.23*	Seventh Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated April 18, 2021 (included as exhibit 10.1 to the Form 8-K filed on April 21, 2021, and incorporated herein by reference).

10.24	Second Amendment to lease between the Company and Paesanos Office Building, LLC for San Antonio offices, dated October 19,2021 (included as exhibit 10.43 to the Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

10.25*	Independent Director Agreement dated June 16, 2022, by and between the Company and Michelle Miller (included as exhibit 10.1 to the Form 8-K filed on June 22, 2022, and incorporated herein by reference).

10.26*	Eighth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated June 29, 2022 (included as exhibit 10.1 to the Form 8-K filed on July 6, 2022, and incorporated herein by reference).

10.27*	Employment Agreement Dated February 17, 2023 between Usio Inc and Greg Carter, the Company's Executive Vice President of Payment Acceptance (included as exhibit 10.1 to the Form 8-K filed on February 21, 2023, and incorporated herein by reference).

10.28*	Usio, Inc. Employee Stock Purchase Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2023 and incorporated herein by reference).

10.29*	Ninth Amendment to Employment Agreement between Usio, Inc. and Louis A. Hoch, dated February 1, 2024 (included as exhibit 10.1 to the Form 8-K filed on February 1, 2024, and incorporated herein by reference).

10.30*	Tenth Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.31*	First Amendment to Employment Agreement Dated to be effective as of March 3, 2025 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on March 5, 2025, and incorporated herein by reference).

10.32*	Usio, Inc. 2025 Comprehensive Equity Incentive Plan (included as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 30, 2025, and incorporated herein by reference).

10.33*	Employment Agreement Dated August 18, 2025 between Usio, Inc. and Michael White (included as exhibit 10.1 to the Form 8-K filed on August 18, 2025, and incorporated herein by reference).

10.34*	Form of Restricted Stock Unit Agreement (included as exhibit 10.1 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference).

10.35*	Form of Restricted Stock Award Agreement (included as exhibit 10.2 to the Form 8-K filed on August 27, 2025, and incorporated herein by reference).

10.36*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Brad Rollins (included as exhibit 10.1 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference).

10.37*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Blaise Bender (included as exhibit 10.2 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference).

10.38*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Ernesto R. Beyer de la Garza (included as exhibit 10.3 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference).

10.39*	First Amendment to the Independent Director Agreement Dated to be effective as of August 28, 2025, by and between the Company and Michelle Miller (included as exhibit 10.4 to the Form 8-K filed on August 29, 2025, and incorporated herein by reference).

10.40*	Eleventh Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Louis A. Hoch (included as exhibit 10.1 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

10.41*	Second Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Greg Carter (included as exhibit 10.2 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

10.42*	First Amendment to Employment Agreement Dated to be effective as of June 17, 2026 by and between the Company and Michael White (included as exhibit 10.3 to the Form 8-K filed on June 17, 2026, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Principal Financial Officer, Usio, Inc., 3611 Paesanos Parkway, Suite 300, San Antonio, TX 78231.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIO, INC.

Date: November 10, 2026	By:	/s/ Louis A. Hoch
Louis A. Hoch
Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Michael White
Michael White
Chief Accounting Officer
(Principal Accounting and Financial Officer)